Form 10-Q
period 2020-06-30
Royalty Pharma plc
filed 2020-08-12
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39329
Royalty Pharma plc
(Exact name of registrant as specified in its charter)

England and Wales			Not applicable
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

110 E 59th Street
	New York,	New York	10022
(212) 883-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares	RPRX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

As of August 7, 2020, Royalty Pharma plc had 365,899,235 shares of Class A ordinary shares outstanding.

Royalty Pharma plc and Subsidiaries

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective assets, our industry, our beliefs and our assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. Risk Factors You should specifically consider the numerous risks outlined under Risk Factors in our prospectus (the “Prospectus”) relating to our Registration Statement on Form S-1, as amended (Registration No. 333-238632), filed with the SEC pursuant to Rule 424(b) under the Securities Act.

These risks and uncertainties include factors related to:
•sales risks of biopharmaceutical products on which we receive royalties;
•the ability of the Manager to locate suitable assets for us to acquire;
•uncertainties related to the acquisition of interests in development-stage biopharmaceutical product candidates and our strategy to add development-stage product candidates and late stage funding opportunities to our product portfolio;
•the assumptions underlying our business model;
•our ability to successfully execute our royalty acquisition strategy;
•our ability to leverage our competitive strengths;
•actual and potential conflicts of interest with the Manager and its affiliates;
•the ability of the Manager or its affiliates to attract and retain highly talented professionals;
•the effect of changes to tax legislation and our tax position; and
•the risks, uncertainties and other factors we identify elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe the expectations reflected in the forward-looking statements are reasonable, any of those expectations could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and business objectives will be achieved. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

PART 1.  FINANCIAL INFORMATION
Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Royalty Pharma plc and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	As of June 30,	As of December 31,
	2020	2019
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$2,443,430	$283,682
Marketable securities	343,679	56,972
Financial royalty assets, net	526,937	452,560
Accrued royalty receivable	32,307	33,525
Available for sale debt securities	28,500	—
Other royalty income receivable	3,147	5,241
Other current assets	12,789	92
Total current assets	3,390,789	832,072

Financial royalty assets, net	11,169,857	10,842,052
Intangible royalty assets, net	40,258	51,724
Equity securities	477,185	380,756
Available for sale debt securities	162,454	131,280
Derivative financial instruments	14,717	42,315
Investments in non-consolidated affiliates	430,296	124,061
Other assets	—	45,635
Total assets	$15,685,556	$12,449,895

Liabilities and equity
Current liabilities
Royalty distribution payable to affiliates	$122,771	$31,041
Accounts payable and accrued expenses	34,366	11,177
Accrued purchase obligation	111,610	—
Current portion of long-term debt	182,226	281,984
Derivative financial instruments	—	9,215
Total current liabilities	450,973	333,417

Long-term debt	5,729,622	5,956,138
Derivative financial instruments	—	18,902
Other liabilities	110,000	—
Total liabilities	6,290,595	6,308,457
Commitments and contingencies
Shareholders'/Unitholders' equity
Shareholders' contributions	—	3,282,516
Class A ordinary shares, $0.0001 par value; 365,899 and 0 issued and outstanding, respectively	37	—
Class B shares, $0.000001 par value; 241,207 and 0 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 0 issued and outstanding, respectively	63	—
Deferred shares, $0.000001 par value, 294,176 and 0 issued and outstanding, respectively	—	—
Additional paid-in capital	2,557,237	—
Retained earnings	1,571,399	2,825,212
Non-controlling interest	5,237,829	35,883
Accumulated other comprehensive income	30,515	2,093
Treasury interests	(2,119)	(4,266)
Total shareholders'/unitholders' equity	9,394,961	6,141,438

Total liabilities and shareholders'/unitholders' equity	$15,685,556	$12,449,895
See accompanying notes to unaudited condensed consolidated financial statements.

Royalty Pharma plc and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share amounts)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Total income and revenues
Income from financial royalty assets	$474,177	$416,945	$937,021	$799,161
Revenue from intangible royalty assets	33,445	35,476	68,428	78,722
Other royalty income	3,310	5,187	6,362	14,608
Total income and other revenues	510,932	457,608	1,011,811	892,491

Operating expenses
Research and development funding expense	5,776	21,457	13,415	44,448
Provision for changes in expected cash flows from financial royalty assets	47,278	72,210	135,290	22,177
Amortization of intangible assets	5,733	5,733	11,466	12,332
General and administrative expenses	42,799	30,349	80,864	54,775
Total operating expenses, net	101,586	129,749	241,035	133,732

Operating income	409,346	327,859	770,776	758,759

Other (income)/expense
Equity in (earnings)/loss of non-consolidated affiliates	(29,292)	8,144	(20,218)	13,673
Interest expense	34,189	69,168	87,773	136,434
Unrealized (gain)/loss on derivative contracts	(647)	39,414	32,798	65,254
Unrealized (gain)/loss on equity securities	(193,895)	36,800	(40,729)	(16,944)
Interest income	(2,724)	(4,474)	(5,582)	(14,501)
Other non-operating (income)/expense, net	(261)	37	5,662	(21)
Total other (income)/expense, net	(192,630)	149,089	59,704	183,895
Consolidated net income before tax	601,976	178,770	711,072	574,864
Income tax expense	—	—	—	—
Consolidated net income	601,976	178,770	711,072	574,864

Less: Net income attributable to non-controlling interest	(159,902)	(27,057)	(197,758)	(55,707)

Net income attributable to controlling interest	442,074	151,713	513,314	519,157

Other comprehensive income
Reclassification of loss on interest rate swaps included in net income	—	1,602	4,066	3,189
Change in unrealized movement on available for sale debt securities	6,949	2,939	59,674	2,939
Other comprehensive income	6,949	4,541	63,740	6,128
Comprehensive income	449,023	156,254	577,054	525,285

Less: Other comprehensive income attributable to non-controlling interest	(1,624)	—	(11,296)	—
Comprehensive income attributable to controlling interest	$447,399	$156,254	$565,758	$525,285

Earnings per share of Class A ordinary shares (1):
Basic	$0.09	N/A	$0.09	N/A
Diluted	$0.09	N/A	$0.09	N/A
Weighted-average shares of Class A shares outstanding (1):
Basic	353,979	N/A	353,979	N/A
Diluted	353,980	N/A	353,980	N/A
(1) Represents earnings per share of Class A ordinary shares and weighted-average Class A ordinary shares outstanding for the period from June 16, 2020 through June 30, 2020, the period following our initial public offering (see Note 13).

See accompanying notes to unaudited condensed consolidated financial statements.

Royalty Pharma plc and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Shareholders' Contributions	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest	Treasury Interests	Total Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2020	—	$—	—	$—	—	$—	—	$—	$—	$2,553,001	$2,561,971	$49,212	$2,002,775	$(4,266)	$7,162,693
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	6,691	—	6,691
Distributions	—	—	—	—	—	—	—	—	—	—	(171,632)	—	(124,851)	—	(296,483)
Initial share issuance upon registration of plc	—	—	—	—	50	63	—	—	—	—	—	—	—	—	63
Net income prior to IPO	—	—	—	—	—	—	—	—	—	—	408,602	—	107,187	—	515,789
Issuance of Class B shares to Continuing Investors Partnerships	—	—	535,383	1	—	—	—	—	—	—	—	—	—	—	1
Effect of exchange by Continuing Investors of Class B shares for Class A shares and reallocation of historical equity	294,176	30	(294,176)	(1)	—	—	294,176	—	1,402,762	(2,553,001)	(1,261,014)	(24,022)	2,433,098	2,147	(1)
Issuance of Class A shares sold in initial public offering, net of offering costs	71,652	7	—	—	—	—	—	—	1,150,735	—	—	—	758,590	—	1,909,332
Share based compensation	—	—	—	—	—	—	—	—	3,740	—	—	—	—	—	3,740
Issuance of Class A shares under equity incentive plan	71	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income subsequent to IPO	—	—	—	—	—	—	—	—	—	—	33,472	—	52,715	—	86,187
Other comprehensive income:
Change in unrealized movement on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	5,325	1,624	—	6,949
Balance at June 30, 2020	365,899	$37	241,207	$—	50	$63	294,176	$—	$2,557,237	$—	$1,571,399	$30,515	$5,237,829	$(2,119)	$9,394,961

(in thousands)	Unitholders' Contributions	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest	Treasury Interests	Total Equity
Balance at March 31, 2019	$3,282,516	$1,385,728	$(8,668)	$48,088	$(2,327)	$4,705,337
Distributions	—	(198,380)	—	(35,153)	—	(233,533)
Net income	—	151,713	—	27,057	—	178,770
Other comprehensive income/(loss):
Change in unrealized movement on available for sale debt securities	—	—	2,939	—	—	2,939
Reclassification of loss on interest rate swaps	—	—	1,602	—	—	1,602
Purchase of treasury interests	—	—	—	—	(1,901)	(1,901)
Balance at June 30, 2019	$3,282,516	$1,339,061	$(4,127)	$39,992	$(4,228)	$4,653,214
See accompanying notes to unaudited condensed consolidated financial statements.

Royalty Pharma plc and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Shareholders' Contributions	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest	Treasury Interests	Total Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	$—	$—	—	$—	$—	$3,282,516	$2,825,212	$2,093	$35,883	$(4,266)	$6,141,438
Contributions	—	—	—	—	—	—	—	—	—	307,646	—	—	1,140,319	—	1,447,965
Transfer of interests	—	—	—	—	—	—	—	—	—	(1,037,161)	—	—	1,037,161	—	—
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	—	—	—	—	—	—	—	(192,705)	—	—	—	(192,705)
Distributions	—	—	—	—	—	—	—	—	—	—	(313,408)	—	(376,276)	—	(689,684)
Initial share issuance upon registration of plc	—	—	—	—	50	63	—	—	—	—	—	—	—	—	63
Net income prior to IPO	—	—	—	—	—	—	—	—	—	—	479,842	—	145,043	—	624,885
Issuance of Class B shares to Continuing Investors Partnerships	—	—	535,383	1	—	—	—	—	—	—	—	—	—	—	1
Effect of exchange by Continuing Investors of Class B shares for Class A shares and reallocation of historical equity	294,176	30	(294,176)	(1)	—	—	294,176	—	1,402,762	(2,553,001)	(1,261,014)	(24,022)	2,433,098	2,147	(1)
Issuance of Class A shares sold in initial public offering, net of offering costs	71,652	7	—	—	—	—	—	—	1,150,735	—	—	—	758,590	—	1,909,332
Share based compensation	—	—	—	—	—	—	—	—	3,740	—	—	—	—	—	3,740
Issuance of Class A shares under equity incentive plan	71	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income subsequent to IPO	—	—	—	—	—	—	—	—	—	—	33,472	—	52,715	—	86,187
Other comprehensive income:
Change in unrealized movement on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	48,378	11,296	—	59,674
Reclassification of loss on interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	4,066	—	—	4,066
Balance at June 30, 2020	365,899	$37	241,207	$—	50	$63	294,176	$—	$2,557,237	$—	$1,571,399	$30,515	$5,237,829	$(2,119)	$9,394,961

(in thousands)	Unitholders' Contributions	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest	Treasury Interests	Total Equity
Balance at December 31, 2018	$3,282,516	$1,215,953	$(10,255)	$63,865	$—	$4,552,079
Distributions	—	(396,049)	—	(79,580)	—	(475,629)
Net income	—	519,157	—	55,707	—	574,864
Other comprehensive income/(loss):
Change in unrealized movement on available for sale debt securities	—	—	2,939	—	—	2,939
Reclassification of loss on interest rate swaps	—	—	3,189	—	—	3,189
Purchase of treasury interests	—	—	—	—	(4,228)	(4,228)
Balance at June 30, 2019	$3,282,516	$1,339,061	$(4,127)	$39,992	$(4,228)	$4,653,214
See accompanying notes to unaudited condensed consolidated financial statements.

Royalty Pharma plc and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Cash collections from financial royalty assets	$1,003,504	$895,150
Cash collections from intangible royalty assets	69,646	73,821
Other royalty cash collections	8,548	20,456
Interest received	3,597	14,458
Swap collateral received	45,252	360
Swap collateral posted	—	(26,670)
Swap termination payments	(35,448)	—
Distributions from non-consolidated affiliates	31,840	14,059
Development-stage funding payments - ongoing	(13,415)	(44,448)
Payments for operating and professional costs	(69,985)	(47,144)
Interest paid	(83,431)	(130,265)
Net cash provided by operating activities	960,108	769,777

Cash flows from investing activities:
Distributions from non-consolidated affiliates	15,084	—
Purchases of available for sale debt securities	—	(125,117)
Purchase of equity securities	(50,000)	—
Proceeds from available for sale debt securities	—	150,000
Purchase of marketable securities	(637,235)	—
Proceeds from sales and maturities of marketable securities	353,717	—
Investments in non-consolidated affiliates	(29,262)	(18,684)
Acquisitions of financial royalty assets	(574,620)	(1,231,736)
Milestone payments	—	(250,000)
Net cash used in investing activities	(922,316)	(1,475,537)

Cash flows from financing activities:
Distributions to shareholders/unitholders	(285,355)	(396,049)
Distributions to non-controlling interest	(284,546)	(77,858)
Distributions to non-controlling interest- other	(28,055)	—
Contributions from non-controlling interest- acquisitions	17,359	—
Contributions from non-controlling interest- R&D	5,114	—
Contributions from non-controlling interest- other	12,625	—
Scheduled repayments of long-term debt	(94,200)	(147,000)
Repayments of long-term debt	(5,170,396)	—
Proceeds from issuance of long-term debt	6,040,000	—
Debt issuance costs and other	(8,819)	—
Purchase of treasury interests	—	(4,228)
Proceeds from issuance of ordinary shares upon initial public offering, net of offering costs	1,918,229	—
Net cash provided by/(used in) financing activities	2,121,956	(625,135)

Net change in cash and cash equivalents	2,159,748	(1,330,895)

Cash and cash equivalents, beginning of period	283,682	1,924,211
Cash and cash equivalents, end of period	$2,443,430	$593,316

See accompanying notes to unaudited condensed consolidated financial statements.

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Purpose

Royalty Pharma plc is a newly formed English public limited company incorporated under the laws of England and Wales created for the purpose of consolidating our predecessor entities and facilitating the initial public offering (the "IPO” or the "Offering”) of our Class A ordinary shares that was completed in June 2020 (discussed below). Following our IPO, we operate and control the business affairs of Royalty Pharma Holdings Ltd. (“RP Holdings”), a private limited company incorporated under the laws of England and Wales and U.K. tax resident. Through our controlling ownership of RP Holdings’ Class A ordinary shares (the “RP Holdings Class A Interests”) and RP Holdings' Class B ordinary shares (the “RP Holdings Class B Interests”), we conduct our business through RP Holdings and its subsidiaries and include RP Holdings and its subsidiaries in our condensed consolidated financial statements. RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV, which is an Irish collective asset management entity formed to facilitate our Exchange Offer Transactions (defined below), and is the successor to Royalty Pharma Investments, an Irish Unit Trust (“Old RPI”), for accounting and financial reporting purposes. RP Holdings is owned directly by RPI US Partners 2019, LP, a Delaware limited partnership, RPI International Holdings 2019, LP, (together, the “Continuing Investors Partnerships”), and Royalty Pharma plc. Old RPI is a unit trust established in August 2011 under the laws of Ireland and authorized by the Central Bank of Ireland pursuant to the Unit Trusts Act, 1990. Prior to the Exchange Offer Transactions, Old RPI was owned by various partnerships (the “Legacy Investors Partnerships”).

“Royalty Pharma,” “Royalty Pharma Investments,” “RPI,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. After the consummation of the Reorganization Transactions (defined below) and before the consummation of the Offering, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments 2019 ICAV. Prior to the Reorganization Transactions, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Old RPI.
We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. We fund innovation in the biopharmaceutical industry both directly and indirectly—directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators. We acquire royalties in a variety of ways that can be tailored to the needs of our partners. We classify our acquisitions according to the following structures:
        Third-party Royalties - A royalty is the contractual right to a percentage of top-line sales from a licensee’s use of a product, technology or intellectual property. The majority of our current portfolio consists of royalties that had been previously created by other parties prior to our acquisition.
        Synthetic / Hybrid Royalties - A synthetic royalty is the contractual right to a percentage of top-line sales created by the developer and/or marketer of a therapy in exchange for funding. In many of our synthetic royalty acquisitions, we also make investments in the public equity of the company, where the main value driver of the company is the product on which we concurrently acquired a royalty.
        R&D Funding - We fund R&D, typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved.
        Acquisitions of Companies - We acquire royalties in connection with M&A transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

RP Management, LLC (the “Manager”), a Delaware limited liability company, is an external adviser which is responsible for the management of Royalty Pharma. RP Management (Ireland) Ltd. (“RP Ireland”), is the manager of Old RPI and equivalent to the board of directors of a company or general partner of a partnership and is responsible for the day to day operations of Old RPI. Its functions can be delegated to third parties. RP Ireland delegated responsibility for investment management of Old RPI to its parent company, the Manager, in accordance with the investment objectives and policies of Old RPI.

Reorganization Transactions
In connection with our IPO, we consummated an exchange offer on February 11, 2020 (the “Exchange Date”). Through the exchange offer, investors representing 82% of the aggregate limited partnership in the Legacy Investors Partnerships, exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in the

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Continuing Investors Partnerships. The exchange offer transaction together with (i) the concurrent incurrence of indebtedness under our new credit facility and (ii) the issuance of additional interests in Continuing Investors Partnerships to satisfy performance payments payable in respect of assets acquired prior to the date of the IPO are referred to as the “Exchange Offer Transactions.”

As a result of the Exchange Offer Transactions, we own, through our wholly-owned subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust (“RPI Intermediate FT”), an 82% economic interest in Old RPI. Through our 82% indirect ownership of Old RPI, we are legally entitled to 82% of the economics of Old RPI’s wholly-owned subsidiaries, RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and RPI Acquisitions (Ireland), Limited (“RPI Acquisitions”), an Irish private limited company, and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish Unit trust (“RPS”). From the Exchange Date until the expiration of the Legacy Investors Partnerships’ investment period on June 30, 2020 (the “Legacy Date”), the Legacy Investors Partnerships were offered to participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI has ceased making new investments and each of Old RPI and the Legacy Investors Partnerships became legacy entities. Following the Legacy Date, we will make new investments through our subsidiaries (together with RPI, the “RPI Group”), including RPI Intermediate FT.
As part of the Exchange Offer Transactions, the Legacy Investors Partnerships and RPI Intermediate FT entered into new credit facilities in the amount of $1.3 billion and $6.0 billion, respectively, the proceeds of which were used to repay the $6.3 billion outstanding debt of RPIFT and, in the case of RPI Intermediate FT, will also be used to fund future investments. As part of the new credit facilities, RPI Intermediate FT repaid $5.2 billion, its pro rata portion of RPIFT’s outstanding debt and accrued interest. RPIFT also terminated all outstanding interest rate swaps in connection with the debt refinancing.
Prior to, and as a condition precedent to the closing of the IPO, various reorganization transactions became effective, including the following:
•the Exchange Offer Transactions (as described above); and
•the execution of a new management agreement with the Manager (the "New Management Agreement").
We refer to these transactions collectively as the “Reorganization Transactions.”
As Old RPI is our predecessor for financial reporting purposes, we have recorded Old RPI’s assets and liabilities at the carrying value reflected on Old RPI's balance sheet as of the Exchange Date. The references in the following notes for the periods prior to the Exchange Date refer to the financial results of Old RPI for the same periods.
June 2020 IPO
Our IPO was completed on June 18, 2020, whereby we issued 89,333,920 shares of Class A ordinary shares at a price to the public of $28.00 per share, of which 71,652,250 and 17,681,670 shares were offered by the Company and selling shareholders, respectively. The number of Class A ordinary shares issued at closing included the exercise in full of the underwriters’ option to purchase 11,652,250 additional Class A ordinary shares from the Company. The Company received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. The Class A ordinary shares began trading on the Nasdaq Global Select Market under the ticker symbol “RPRX” on June 16, 2020. We used the net proceeds from the IPO to acquire the RP Holdings Class A Interests shortly after completion of the Offering. As a result, we own 100% of RP Holdings Class A Interests.

In connection with the IPO, pursuant to agreements with the Continuing Investors Partnerships, certain of the Continuing Investors agreed to exchange, upon consummation of the IPO, interests in the Continuing Investors Partnerships represented by their ownership of 294,175,555 RP Holdings Class B Interests into an aggregate of 294,175,555 Class A ordinary shares of the Company. Following the exchange, Royalty Pharma plc indirectly owns 294,175,555 RP Holdings Class B Interests. The remaining investors in the Continuing Investors Partnerships who did not elect to exchange into Class A ordinary shares hold 241,207,425 newly issued Class B ordinary shares of Royalty Pharma. As a result, the Continuing Investors Partnerships hold a number of our Class B shares equal to the number of RP Holdings Class B Interests indirectly held by them at such time which are exchangeable for Class A ordinary shares of Royalty Pharma plc. Our Class B shares will not be publicly traded and holders of Class B shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up of the Company. However, the RP Holdings Class B Interests will be entitled to dividends and distributions from

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

RP Holdings. Our Class A ordinary and Class B shares will vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law, with each share entitled to one vote.

2. Summary of Significant Accounting Policies

Basis of preparation and use of estimates
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended on June 17, 2020 (“the Prospectus”).

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The current outbreak of the novel coronavirus, or COVID-19, could materially and adversely affect our results of operations, financial condition and cash flows. The full extent of the impact due to the COVID-19 pandemic will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact. Given the uncertainty around the extent and timing of the potential future spread or mitigation efforts related to the current outbreak of COVID-19, the financial impact cannot be reasonably estimated at this time. Actual results may differ from those estimates. The results for the interim periods are not necessarily indicative of results for the full year.

Basis of consolidation
The unaudited condensed consolidated financial statements include the accounts of Royalty Pharma as well as its majority-owned and controlled subsidiaries. We hold interests in variable interest entities where we have assessed that we are not the primary beneficiary and therefore do not consolidate these entities. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net (income)/loss attributable to non-controlling interest in our unaudited condensed consolidated statements of comprehensive income equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

Following management’s determination that a high degree of common ownership existed in RPI both before and after the Exchange Date, RPI recognized Old RPI’s assets and liabilities at the carrying value reflected on Old RPI’s balance sheet as of the Exchange Date.

Prior to the Exchange Offer Transactions, our only historical non-controlling interest was attributable to a de minimis interest in RPCT held by RPSFT. As a result of the Exchange Offer Transactions in February 2020, a new non-controlling interest was created related to the Legacy Investors Partnerships' ownership of approximately 18% in Old RPI.

As a result of the IPO in June 2020, two new non-controlling interests were created: 1) a non-controlling interest related to the Continuing Investors Partnerships' ownership of approximately 40% in RP Holdings through their ownership of the RP Holdings Class B Interests, and 2) a non-controlling interest attributable to the RP Holdings Class C Special Interest held by EPA Holdings, an affiliate of the Manager. Income will not be allocated to the latter non-controlling interest until certain conditions are met, which we do not expect to occur for several years.

All intercompany transactions and balances have been eliminated in consolidation.

Concentrations of credit risk
Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, financial royalty assets, receivables, and derivatives. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents, and marketable securities balances at June 30, 2020 and

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

December 31, 2019 were held with State Street Bank and Trust, Deutsche Bank, Merrill Lynch, Pierce, Fenner & Smith, and Bank of America, N.A. Our primary operating accounts significantly exceed the FDIC limits.

The majority of our royalty assets and receivables arise from contractual royalty agreements that entitle the Company to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The marketers paying us royalties on these products do not always provide, and are not necessarily required to provide, the breakdown of product sales by geography. The products in which we hold royalties are marketed by leading industry participants, including, among others, Abbott, AbbVie, Amgen, Bristol-Myers Squibb, Celgene, Gilead Sciences, Johnson & Johnson, Lilly, Merck & Co., Pfizer, Novartis, Biogen-Idec, Roche/ Genentech, and Vertex. Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise products, accounted for 27% and 17% of our current portion of Financial royalty assets as of June 30, 2020 and December 31, 2019, respectively.

Recently adopted and issued accounting standards
Upon the January 1, 2020 adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on the portion of our portfolio of financial royalty assets that is subject to credit risk.

Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in our 2019 audited consolidated financial statements included in the Prospectus that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes, other than those noted below.

Allowance for current expected credit losses

As a result of adopting ASU 2016-13, we now recognize an allowance for current expected credit losses on the portion of our portfolio of financial royalty assets that is subject to credit risk. The credit loss allowance is estimated using the probability of default and loss given default methods. The credit rating, which is primarily based on publicly available data and updated on a quarterly basis, is the primary credit quality indicator used to determine the probability of default of the marketers responsible for paying our royalties and resulting loss given default. Current expected credit loss allowance is presented net within the non-current portion of Financial royalty assets, net on the condensed consolidated balance sheets. Any subsequent movement in the allowance for credit losses is recorded as part of the Provision for changes in expected future cash flows from financial royalty assets on the condensed consolidated statements of comprehensive income.

Refer to Note 7 for further information.

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Royalty Pharma plc by the weighted average number of Class A ordinary shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Royalty Pharma plc, including the impact of potentially dilutive securities, by the weighted average number of Class A ordinary shares outstanding during the period, including the number of Class A ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include the outstanding Class B ordinary shares and restricted stock units (“RSU”) issued under our 2020 Independent Director Equity Incentive Plan. We use the “if-converted” method to determine the potentially dilutive effect of Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs.

There were no shares of Class A or Class B ordinary shares outstanding prior to June 16, 2020; therefore, no earnings per share information has been presented for any period prior to that date.

3. Fair Value Measurements and Financial Instruments

Fair value measurements

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The summary below presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and the valuation techniques we utilized to determine such fair value.

•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Our level 1 assets consist of equity securities with readily determinable fair values and money market funds.
•Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. Our level 2 assets generally include marketable securities, warrants, derivatives, available for sale debt securities, and our interest rate swap contracts, which may be in an asset or liability position.
•Level 3: Prices or valuation that requires inputs that are both significant to the fair value measurement and unobservable. Our level 3 assets historically consisted of our investment in the Biohaven Preferred Shares. See Note 5 for a description of our investment in the Biohaven Preferred Shares.

For financial instruments which are carried at fair value, the level in the fair value hierarchy is based on the lowest level of inputs that is significant to the fair value measurement in its entirety.

Fair value hierarchy
The following is a summary of the inputs used to value our financial assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents
Money market funds	$143,859	$—	$—	$143,859
Commercial paper	—	107,889	—	107,889
Certificates of deposit	—	14,010	—	14,010
Marketable securities
U.S. government securities	—	42,994	—	42,994
Corporate debt securities	—	38,698	—	38,698
Certificates of deposit	—	261,987	—	261,987
Available for sale debt securities	—	28,500	—	28,500
Total current assets	$143,859	$494,078	$—	$637,937

Equity securities	477,185	—	—	477,185
Available for sale debt securities	—	162,454	—	162,454
Warrants (1)	—	14,717	—	14,717
Total non-current assets	$477,185	$177,171	$—	$654,356
(1)Related to Epizyme transaction as described in Note 4 and recorded in the non-current asset portion of Derivative financial instruments in the condensed consolidated balance sheet as of June 30, 2020.

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents
Money market funds	$222,296	$—	$—	$222,296
Commercial paper	—	21,502	—	21,502
Certificates of deposit	—	20,011	—	20,011
Marketable securities
U.S. government securities	—	12,877	—	12,877
Certificates of deposit	—	44,095	—	44,095
Total current assets	$222,296	$98,485	$—	$320,781

Equity securities	380,756	—	—	380,756
Available for sale debt securities	—	—	131,280	131,280
Warrants (1)	—	30,815	—	30,815
Forward purchase contract (1)	—	11,500	—	11,500
Total non-current assets	$380,756	$42,315	$131,280	$554,351

Liabilities:
Interest rate swaps	—	(9,215)	—	(9,215)
Total current liabilities	$—	$(9,215)	$—	$(9,215)

Interest rate swaps	—	(18,902)	—	(18,902)
Total non-current liabilities	$—	$(18,902)	$—	$(18,902)
(1)Related to Epizyme warrants and put option as described in Note 4 and recorded in the non-current asset portion of Derivative financial instruments in the condensed consolidated balance sheet as of December 31, 2019.

The table presented below summarizes the change in the carrying value of level 3 financial instruments, which related entirely to the investment in Biohaven Preferred Shares (discussed below) for the three and six months ended June 30, 2020 and 2019.

	For the three months ended
	June 30, 2020	June 30, 2019
	(in thousands)
Available for sale debt securities
Balance at the beginning of the period	$—	$—
Purchases	—	125,121
Change in unrealized movement	—	2,939
Balance at the end of the period	$—	$128,060

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	For the six months ended
	June 30, 2020	June 30, 2019
	(in thousands)
Available for sale debt securities
Balance at the beginning of the period	$131,280	$—
Purchases	—	125,121
Change in unrealized movement	52,725	2,939
Transfer to level 2	(184,005)	—
Balance at the end of the period	$—	$128,060

Valuation inputs
Below is a discussion of the valuation inputs used for financial instruments classified as level 2 and level 3 measurements in the fair value hierarchy.

Investment in Biohaven Preferred Shares
The fair value of the Biohaven Preferred Shares at June 30, 2020 was based on the defined cash flow from the achievement of certain contractual terms, namely the February 2020 approval by the United States Food and Drug Administration (“FDA”) of Nurtec ODT (rimegepant), which resulted in a payment due to Royalty Pharma of two times (2x) the original purchase price of the Series A Preferred Shares payable in equal quarterly installments following FDA approval and starting one-year after FDA approval, through December 31, 2024. The fixed payment amount of $250.0 million results in nominal quarterly payments of $15.6 million over this period. Using Biohaven's weighted average cost of capital of 11.1% obtained from a publicly available third party source, management arrived at a fair value of $191.0 million at June 30, 2020 for the Biohaven Preferred Shares, which are recorded as Available for sale debt securities (see Note 5) and classified as a level 2 measurement at this date for the reasons noted above.

The fair value of the Biohaven Preferred Shares at December 31, 2019 was determined based on significant inputs that were not observable in the market, referred to as level 3 inputs. The valuation was performed using a Black-Derman-Troy (“BDT”) lattice model, which takes into account the purchase terms and various probability-weighted redemption and payback scenarios that impact the return on investment. Key inputs to the BDT model included, most notably, the probability (1) of Biohaven’s pipeline product, rimegepant, being approved by the FDA by specific dates, (2) of a Change of Control event by specific dates, and (3) that Biohaven will elect to redeem the Preferred Shares for a lump sum payment as opposed to payback over time. Probabilities for the above considerations were developed by our Research team, who have significant healthcare and finance expertise to make such assessments. The most critical assumption that impacted the valuation of our Biohaven Preferred Shares at December 31, 2019 was the probability that rimegepant would be approved by the FDA. If the probability that such FDA approval occurs were reduced by 20%, the value of our Biohaven Preferred Shares would not change materially at December 31, 2019.

Assumptions used in the valuation model as of December 31, 2019 included the following significant unobservable inputs:
•Change of Control probability on a quarterly basis (0%)
•Likelihood of FDA approval (0%-86%)
•Likelihood of FDA approval at the end of any given quarter by December 31, 2024 (Range: 0%-59%).

Other financial instruments
We use a third party pricing service for level 2 inputs used to value cash equivalents and short term investments, which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. Warrants are valued using a Black-Scholes option pricing model which considers observable and unobservable inputs. Level 2 derivative instruments are typically valued using counterparty confirmations, LIBOR yield curves and credit valuation adjustments.

Financial assets not measured at fair value
Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. The fair value of financial royalty assets is calculated by management using the forecasted royalty payments we expect to receive based on the projected

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

product sales for all royalty bearing products as estimated by sell-side equity research analysts. These projected future royalty payments by asset are then discounted to a present value using appropriate individual discount rates. The fair value of our financial royalty assets is classified as level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. Estimated fair values based on level 3 inputs and related carrying values for the non-current portion of our financial royalty assets as of June 30, 2020 and December 31, 2019 are presented below.

(in thousands)	June 30, 2020		December 31, 2019
	Fair value	Carrying value, net	Fair value	Carrying value, net
Financial royalty assets, net	$17,024,285	$11,169,857	$16,501,819	$10,842,052

4. Derivative Instruments

We have historically managed the impact of foreign currency exchange rate and interest rate risk through various financial instruments, including derivative instruments such as interest rate swap contracts and foreign currency forward contracts. Our policy is to use derivatives strategically to hedge existing interest rate exposure and to minimize volatility in cash flow arising from our exposure to interest rate risk and foreign currency risk. We may also acquire other financial instruments that are classified as derivatives. We do not enter into derivative instruments for trading or speculative purposes.

Interest rate swaps
As of June 30, 2020, we do not hold any interest rate swap contracts. In connection with the Exchange Offer Transactions described in Note 1, RPIFT terminated all outstanding interest rate swaps in February 2020. We paid $35.4 million to terminate our swaps and reclaimed $45.3 million of collateral that was held by the respective counterparties.

As of December 31, 2019, RPIFT held interest rate swap contracts to effectively convert a portion of its floating-rate debt to a fixed basis. The notional values and fixed rates payable on the swap contracts are shown in the table below.

Notional Value (in millions)	Fixed Rate	Maturity Date
$600	2.019%	November 9, 2020
$250	2.094%	March 27, 2023
$500	2.029%	March 27, 2023
$250	2.113%	March 27, 2023
$500	2.129%	March 27, 2023

We do not apply hedge accounting and recognize all movement in fair value through earnings. All outstanding interest rate swaps were terminated in February 2020; therefore, there were no related unrealized gains or losses during the three months ended June 30, 2020. During the three months ended June 30, 2019 we recorded in earnings unrealized losses of $39.4 million on interest rate swaps in the condensed consolidated statements of comprehensive income. During the six months ended June 30, 2020 and 2019 we recorded in earnings unrealized losses of $10.9 million and $65.3 million, respectively, on interest rate swaps in the condensed consolidated statements of comprehensive income.

The fair value of the swaps at December 31, 2019 was a net liability of $28.1 million (a current liability of $9.2 million and a non-current liability of $18.9 million) and included within Derivative financial instruments on the condensed consolidated balance sheets.

RPIFT had master International Swaps and Derivatives Association (“ISDA”) agreements in place with its derivative instrument counterparties which provide for final close out netting with counterparties for all positions in the case of default or termination of the ISDA agreement. Under these agreements, RPIFT has set-off rights with the same counterparty but elected not to offset such derivative instrument fair values in the condensed consolidated balance sheets.

RPIFT generally had executed a Credit Support Annex (“CSA”) under the ISDA it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities. These CSAs are bilateral agreements that require collateral postings by the party “out-of-the-money” or in a net derivative liability position. Various thresholds for the amount and timing of collateralization of net liability positions are

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

applicable. RPIFT elected not to offset fair value amounts of any outstanding derivatives against the fair value amounts recognized for the related cash collateral receivable or payable that arise from those derivative instruments on the condensed consolidated balance sheets.

Only the swaps maturing in 2023 had collateral requirements. At December 31, 2019, RPIFT had a receivable of $45.6 million in cash collateral previously posted to trade counterparties, which was recorded in Other assets on the condensed consolidated balance sheets. At December 31, 2019, RPIFT did not have the obligation to return any cash collateral to counterparties, as it did not hold any cash collateral at that date.

Epizyme put option and warrant
In November 2019, RPIFT made an equity investment in Epizyme Inc. (“Epizyme”) of $100.0 million. Under the terms of its agreement with Epizyme, RPIFT made an upfront payment of $100.0 million for (1) shares of Epizyme common stock, (2) a warrant to purchase an additional 2.5 million shares of Epizyme common stock at $20 per share over a three-year term, and (3) Epizyme’s royalty on sales of Tazemetostat in Japan payable by Eisai Co., Ltd (“Eisai”). In addition, Epizyme had an 18 month put option to sell an additional $50.0 million of its common stock to RPIFT at then prevailing prices, not to exceed $20 per share.

Epizyme notified the Company of its intention to exercise the put option on December 31, 2019. As a result, we recorded a forward purchase contract equal to the difference between the market value and exercise price of $11.5 million in the non-current asset portion of Derivative financial instruments on the consolidated balance sheet at December 31, 2019. The exercise of the put option was settled in February 2020.

The warrant was recognized at fair value of $14.7 million and $30.8 million within the non-current asset portion of Derivative financial instruments on the condensed consolidated balance sheet at June 30, 2020 and December 31, 2019, respectively. We recorded an unrealized gain on derivative contracts of $0.6 million and an unrealized loss on derivative contracts of $16.1 million related to the change in fair value on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2020, respectively.

Biohaven written put option
We determined there was a derivative associated with the Second Tranche of the Biohaven Preferred Share Agreement that was entered into in April 2019. The derivative related to Biohaven’s option, exercisable within 12 months from when the NDA for Nurtec ODT was accepted by the FDA for Priority Review, to require Royalty Pharma to purchase up to an additional $75.0 million of Preferred Shares (the “Second Tranche”) at the same price and on the same terms as the First Tranche, in one or more transactions of no less than $25.0 million. As of June 30, 2020 and December 31, 2019, management determined that the value of the Second Tranche written put option was immaterial, and therefore no liability has been recognized on the condensed consolidated balance sheets at this time. See Note 5 for a description of our investment in the Biohaven Preferred Shares.

Summary of derivatives and reclassifications
The tables below summarize the change in fair value of the derivatives for the three and six months ended June 30, 2020 and 2019, and the line items within the condensed consolidated statements of comprehensive income where the gains/(losses) on these derivatives are recorded.

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	For the three months ended		Condensed Consolidated Statement of Comprehensive Income location
	June 30, 2020	June 30, 2019
Derivatives in hedging relationships (1)	(in thousands)
Interest Rate Swaps:
Amount of loss reclassified from AOCI into income	$—	$(1,602)	Unrealized gain/loss on derivative contracts
Change in fair value of interest rate swaps	—	(8,011)	Unrealized gain/loss on derivative contracts
Interest income	—	3,115	Interest expense
Derivatives not designated as hedging instruments
Interest Rate Swaps:
Change in fair value of interest rate swaps	—	(29,801)	Unrealized gain/loss on derivative contracts
Interest income	—	1,479	Interest expense
Warrant:
Change in fair value of warrant	647	—	Unrealized gain/loss on derivative contracts

	For the six months ended		Condensed Consolidated Statement of Comprehensive Income location
	June 30, 2020	June 30, 2019
Derivatives in hedging relationships (1)	(in thousands)
Interest Rate Swaps:
Amount of loss reclassified from AOCI into income	$(4,066)	$(3,189)	Unrealized gain/loss on derivative contracts
Change in fair value of interest rate swaps	73	(14,307)	Unrealized gain/loss on derivative contracts
Interest (expense)/income	(114)	6,888	Interest expense
Derivatives not designated as hedging instruments
Interest Rate Swaps:
Change in fair value of interest rate swaps	(6,908)	(47,758)	Unrealized gain/loss on derivative contracts
Interest (expense)/income	(408)	3,032	Interest expense
Warrant:
Change in fair value of warrant	(16,097)	—	Unrealized gain/loss on derivative contracts
Forward purchase contract:
Change in fair value of forward purchase contract	(5,800)	—	Unrealized gain/loss on derivative contracts
(1) Certain older interest rate swaps were previously designated as cash flow hedges. These swaps became ineffective as debt refinancings occurred between 2013 and 2016. As a result of the termination of interest rate swaps in February 2020, all amounts associated with interest rate swaps previously designated as cash flow hedges and recorded in AOCI have been released into earnings.

5. Available for Sale Debt Securities

A summary of our available for sale debt securities recorded at fair value is shown below as of June 30, 2020 and December 31, 2019:

	Cost	Unrealized gains	Fair Value (1)
As of June 30, 2020		(in thousands)
Biohaven preferred shares	$125,121	$65,833	$190,954
Total available for sale debt securities	$125,121	$65,833	$190,954

As of December 31, 2019
Biohaven preferred shares	$125,121	$6,159	$131,280
Total available for sale debt securities	$125,121	$6,159	$131,280
(1)As of June 30, 2020, $28.5 million and $162.5 million are recorded as the current and non-current asset portion of Available for sale debt securities, respectively, in the condensed consolidated balance sheet. The entire balance of the Biohaven Preferred Shares was recorded as a non-current asset as of December 31, 2019.

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Available for sale debt securities (Biohaven Preferred Shares)
On April 5, 2019, RPIFT funded the purchase of 2,495 Series A Preferred Shares from Biohaven Pharmaceutical Holding Company Ltd (“Biohaven”) at a price of $50,100.00 per preferred share, for a total of $125.0 million, pursuant to the Preferred Share Agreement. Pursuant to the Preferred Share Agreement, Biohaven may issue and sell to RPIFT, and RPIFT will purchase from Biohaven, the Second Tranche of up to $75.0 million in the aggregate (and no less than $25.0 million at each additional closing) of additional Series A Preferred Shares subject to the acceptance by the FDA of both New Drug Applications (“NDAs”) with respect to the tablet formulation of rimegepant and the orally disintegrating tablet formulation of rimegepant. As a condition for the issuance of the Second Tranche, one NDA must be accepted under the priority review designation pathway. The issuance of the Second Tranche is subject to customary closing conditions and is entirely at Biohaven's option.

The Series A Preferred Shares provided RPIFT with the right to require Biohaven to redeem its shares under the following circumstances:
•If a Change of Control is announced on or before October 5, 2019, Biohaven has the option to redeem the Series A Preferred Shares for one point five times (1.5 x) the original purchase price of the Series A Preferred Shares upon the closing of the Change of Control. If Biohaven does not elect to redeem the Series A Preferred Shares for 1.5x the original purchase price at the closing of Change of Control, then Biohaven is required to redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in equal quarterly installments following closing of the Change of Control through December 31, 2024.
•If a Change of Control is announced after October 5, 2019 and the Series A Preferred Shares have not previously been redeemed, Biohaven must redeem the Series A Preferred Shares for two times (2x) the original purchase price of the Series A Preferred Shares payable in a lump sum at the closing of the Change of Control or in equal quarterly installments following the closing of the Change of Control through December 31, 2024.
•If an NDA for rimegepant is not approved by December 31, 2021, RPIFT has the option at any time thereafter to require Biohaven to redeem the Series A Preferred Shares for one point two times (1.2x) the original purchase price of the Series A Preferred Shares.
•If no Change of Control has been announced, the Series A Preferred Shares have not previously been redeemed and (i) rimegepant is approved on or before December 31, 2024, following approval and starting one-year after approval, Biohaven must redeem the Series A Preferred Shares for two times (2x) the original purchase price, payable in a lump sum or in equal quarterly installments through December 31, 2024 (provided that if rimegepant is approved in 2024, the entire redemption amount must be paid by December 31, 2024) or (ii) rimegepant is not approved by December 31, 2024, Biohaven must redeem the Series A Preferred Shares for two times (2x) the original purchase price on December 31, 2024.
•Biohaven may redeem the Series A Preferred Shares at its option at any time for two times (2x) the original purchase price, which redemption price may be paid in a lump sum or in equal quarterly installments through December 31, 2024. In the event that Biohaven defaults on any obligation to redeem Series A Preferred Shares when required, the redemption amount shall accrue interest at the rate of eighteen percent (18%) per annum. If any such default continues for at least one year, RPIFT will be entitled to convert, subject to certain limitations, such Series A Preferred Shares into common shares, with no waiver of its redemption rights.
•Under all circumstances, the Series A Preferred Shares are required to be redeemed by Biohaven by December 31, 2024.

Nurtec ODT (rimegepant) was approved by the FDA in February 2020, which results in a payment due to Royalty Pharma of two times (2x) the original purchase price of the Series A Preferred Shares payable in equal quarterly installments following approval and starting one-year after approval, through December 31, 2024. Refer to Note 3 for discussion of the valuation of our Investment in the Biohaven Preferred Shares.

6. Financial Royalty Assets, Net

Financial royalty assets, net consist of contractual rights to cash flows relating to royalty payments derived from the sales of patent-protected biopharmaceutical products that entitle the Company and its subsidiaries to receive a portion of income from the sale of those products by unrelated companies.

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of royalty assets classified as financial assets at June 30, 2020 and December 31, 2019 are as follows.

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2020	Estimated royalty duration (a)	Gross carrying value	Cumulative allowance for changes in expected cash flows (Note 7)	Net carrying value (d)
		(in thousands)
Cystic fibrosis franchise	(b)	$4,692,567	$(98,381)	$4,594,186
Tysabri	(c)	2,065,179	(34,353)	2,030,826
Imbruvica	2029	1,368,322	(31,543)	1,336,779
Xtandi	2028	1,174,247	(219,405)	954,842
Promacta	2026	740,543	(8,924)	731,619
Tazverik	2036	346,902	—	346,902
Other	2019- 2036	2,502,483	(499,455)	2,003,028
Total		$12,890,243	$(892,061)	$11,998,182
Less: Cumulative allowance for credit losses (Note 7)				(301,388)
Total financial royalty assets, net				$11,696,794
a)Dates shown are based on the patent duration or management’s best estimate of the date through which the Company will be entitled to royalties. Royalty durations can change due to the grant of additional patents, the invalidation of patents, and other reasons.
b)The estimated duration for the Cystic fibrosis franchise is based on the patent expiration date for Trikafta, a franchise product which was approved in the US in October 2019. Management estimates that the most material patents provide protection through 2037.
c)Under terms of the agreement, RPIFT acquired a perpetual royalty on net sales of Tysabri. Management has applied an end date of 2031 for purposes of accreting income over the royalty term.
d)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 7 for additional information.

December 31, 2019	Estimated royalty duration (a)	Gross carrying value	Cumulative allowance for changes in expected cash flows (Note 7)	Net carrying value
		(in thousands)
Cystic fibrosis franchise (d)	(b)	$4,639,045	$—	$4,639,045
Tysabri	(c)	2,131,272	(71,789)	2,059,483
Imbruvica	2029	1,332,077	—	1,332,077
Xtandi	2028	1,193,918	(332,624)	861,294
Promacta	2026	776,555	—	776,555
Crysvita	2032	321,234	—	321,234
Other	2019-2036	1,768,929	(464,005)	1,304,924
Total		$12,163,030	$(868,418)	$11,294,612
a)Dates shown are based on the patent duration or management’s best estimate of the date through which the Company will be entitled to royalties. Royalty duration can change due to the grant of additional patents, the invalidation of patents, and other reasons.
b)The estimated duration for the Cystic fibrosis franchise is based on the patent expiration date for Trikafta, a franchise product which was approved in the US in October 2019. Management estimates that the most material patents provide protection through 2037.
c)Under terms of the agreement, RPIFT acquired a perpetual royalty on net sales of Tysabri. Management has applied an end date of 2031 for purposes of accreting income over the royalty term which is periodically reviewed by the management.
d)The Vertex triple combination therapy, Trikafta, was approved by the FDA in October 2019. Sell-side equity research analysts’ consensus forecasts increased due to expected sales of the newly approved Cystic fibrosis franchise product and resulted in a reversal of the entire cumulative allowance for changes in expected cash flows in the fourth quarter of 2019 related to this royalty asset.

Cystic fibrosis franchise clawback
In November 2019, Vertex announced that it reached an agreement with the French Authorities for a national reimbursement deal for Orkambi. As a result, management expected a reduction to royalty receipts in 2020 of approximately $35.0 million to $45.0 million, to reflect a true up related to prior periods where we collected royalties on French sales of Orkambi at a higher selling price. We recognized a reduction to the current portion of Royalty assets, net - financial asset of $41.0 million as of December 31, 2019. Upon receipt of the royalty payment in the first quarter of 2020, we did not recognize any material adjustments related to our clawback estimate.

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. Cumulative Allowance for Changes in Expected Cash Flows from Financial Royalty Assets

The Cumulative allowance and the Provision for changes in expected future cash flows from financial royalty assets includes the following activities:
•the movement in the Cumulative allowance for changes in expected future cash flows, and
•the movement in the allowance for current expected credit losses; both are presented net within the non-current portion of Financial royalty assets, net on the condensed consolidated balance sheets.
Upon the January 1, 2020 adoption of ASU 2016-13, we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on the portion of our portfolio of financial royalty assets that is subject to credit risk. The provision for changes in expected cash flows from financial royalty assets reflects the activity for the period that relates to the change in estimates applied to calculate the allowance for credit losses, namely any changes in the credit ratings of the marketers responsible for paying our royalties and changes in the underlying cash flow forecasts used in the effective interest model to measure income from our financial royalty assets. Refer to Note 2 for further information.
The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the allowance for credit losses, as of the dates indicated:

(in thousands)	Activity for the period
Balance at December 31, 2019	$(868,418)
Cumulative adjustment for adoption of ASU 2016-13	(192,705)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(289,587)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	262,980
Reversal of cumulative allowance (a)	2,964
Current period provision for credit losses	(108,683)
Balance at June 30, 2020	$(1,193,449)
(a) Relates to amounts reversed out of the allowance at the end of a royalty asset's life to bring the account balance to zero. Reversals solely impact the asset account and allowance account, there is no impact on the condensed consolidated statements of comprehensive income.

8. Intangible Royalty Assets, Net

The following schedules of the intangible royalty interests present the cost, accumulated amortization and net carrying value as of June 30, 2020 and December 31, 2019.

As of June 30, 2020	Cost	Accumulated amortization	Net carrying value
	(in thousands)
DPP-IV Inhibitors	$606,216	$565,958	$40,258
Total intangible royalty assets	$606,216	$565,958	$40,258

As of December 31, 2019	Cost	Accumulated amortization	Net carrying value
	(in thousands)
DPP-IV Inhibitors	$606,216	$554,492	$51,724
Total intangible royalty assets	$606,216	$554,492	$51,724

The patents associated with the royalty interests classified as intangible assets terminate at various dates up to 2022. The weighted average remaining life of the royalty interests classified as intangible assets is 1.75 years. The projected amortization expense is $11.6 million, $23.0 million, and $5.7 million in the remainder of 2020, 2021 and 2022, respectively.

Our revenue is tied to underlying patent protected sales of other DPP-IV products of various licensees. Such revenue from royalty assets is earned from sales occurring primarily in the US and Europe; however, we do not have the ability to

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

disaggregate our royalty revenue from licensees based on the geography of the underlying sales, as this level of information is not always included in royalty reports provided to the Company. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 96% and 92% of our revenues from intangible royalty assets in the three months ended June 30, 2020 and 2019, respectively. Individual licensees exceeding 10% or more of revenue from royalty assets accounted for 95% and 91% of our revenues from intangible royalty assets in the six months ended June 30, 2020 and 2019, respectively.

9. Non-Consolidated Affiliates

The Legacy SLP Interest
In connection with the Exchange Offer, we acquired a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) valued at $303.7 million in exchange for issuing shares in the Company. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and an income allocation on a similar basis. Our income allocation is equal to the general partner’s former contractual rights to the income of the Legacy Investors Partnerships. The Legacy SLP Interest is treated as an equity method investment as our Manager is also the Manager of the Legacy Investors Partnerships and has the ability to exercise significant influence. As the Legacy Investors Partnerships are no longer participating in investment opportunities after June 30, 2020, the value of the Legacy SLP Interest is expected to decline over time. The Legacy Investors Partnerships own a non-controlling interest in Old RPI.

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that report on a lag. Management's estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for actuals in the subsequent period. During the three months ended June 30, 2020, we received cash distributions of $5.3 million from the Legacy Investors Partnerships and recorded an income allocation of $20.2 million within Equity in (earnings)/loss of non-consolidated affiliates. During the six months ended June 30, 2020, we received cash distributions of $12.2 million and recorded an income allocation of $23.4 million within Equity in (earnings)/loss of non-consolidated affiliates.

The Avillion Entities
We account for our partnership interests in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II”, or, together, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the entities.

On December 19, 2017, the Avillion Entities announced that the FDA approved a supplemental New Drug Application for Pfizer’s BOSULIF® (bosutinib). Avillion I is eligible to receive fixed payments from Pfizer based on this approval. Subsequent to the asset sale, the only operations of Avillion I are the collection of cash and unwinding of discount on the series of fixed annual payments due from Pfizer. We received distributions of $13.4 million and $14.1 million from Avillion I during the six months ended June 30, 2020 and 2019, respectively, in connection with Avillion I’s receipt of the fixed annual payments due under its co-development agreement with Pfizer.

In March 2017 RPIFT entered into an agreement to invest approximately $15.0 million to fund approximately 50% of the costs of a phase II clinical trial for the use of Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck Asset”) for the treatment of psoriasis in exchange for certain milestone and royalty payments. In May 2018 RPIFT entered into an additional agreement to invest up to $105.0 million in Avillion II over multiple years to fund approximately 44% of the costs of Phase II and III clinical trials to advance Pearl Therapeutics, Inc.'s product PT-027 (the “AZ Asset”) through a global clinical development program for the treatment of asthma in exchange for a series of deferred payments and success-based milestones.

In December 2019, the Avillion II agreement was amended to increase RPIFT’s funding commitment by an additional $4.0 million in respect of the Merck Asset, for a total funding cap of $19.0 million. We received a distribution of $21.3 million from Avillion II in respect of the Merck Asset, for which development has ceased, during the three months ended June 30, 2020.

RPIFT had $41.5 million and $70.8 million of unfunded commitments related to the Avillion Entities as of June 30, 2020 and December 31, 2019, respectively. Our maximum exposure to loss at any particular reporting date is limited to the current carrying value of the investment plus the unfunded commitments.

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10. Research and Development Funding Expense

During the six months ended June 30, 2020 we did not enter into any new R&D funding arrangements. R&D funding expense incurred in the first six months of 2020 related to ongoing development stage funding payments, primarily under our Sanofi agreement. R&D funding expense in 2019 primarily related to funding agreements with both Sanofi and Pfizer. We completed our funding commitments in the fourth quarter of 2019 under our agreement with Pfizer.

We recognized $5.3 million and $12.4 million of R&D funding expense for the three and six months ended June 30, 2020, respectively under our Sanofi agreement. We recognized $21.5 million of R&D funding expense during the three months ended June 30, 2019, of which $3.1 million and $17.8 million related to our funding agreements with Sanofi and Pfizer, respectively. We recognized $44.4 million of R&D funding expense during the six months ended June 30, 2019, of which $7.1 million and $36.3 million related to our funding agreements with Sanofi and Pfizer, respectively.

As of June 30, 2020 we have a remaining commitment of $21.0 million related to an R&D funding agreement with Sanofi.

11. Borrowings

New Senior Secured Credit Facilities
On February 11, 2020, in connection with the Exchange Offer Transactions (as discussed in Note 1) and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. The new senior secured credit facilities contained in the Credit Agreement consist of a term loan A (“Tranche A-1”) and term loan B (“Tranche B-1”) in the amounts of $3.20 billion and $2.84 billion, respectively. Tranche A-1 has an interest rate of 1.50% above LIBOR and matures in February 2025. Tranche B-1 has an interest rate of 1.75% above LIBOR and matures in February 2027.

The Credit Agreement contains covenants that, among other things, restrict our ability to make certain distributions, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates or make investments. The Credit Agreement also contains customary events of default. We may voluntarily prepay in whole or in part the outstanding principal amounts of term loans under our Credit Agreement at any time prior to the maturity dates, with certain voluntary prepayments that may be subject to a customary prepayment premium governed by the Credit Agreement.

Financial Covenants
The Credit Agreement contains financial covenants requiring us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1:00 following a Qualifying Material Acquisition) of Consolidated Funded Debt to Consolidated EBITDA (each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement) and (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Consolidated EBITDA minus Consolidated Capital Expenditures to Consolidated Charges (each as defined and calculated with further adjustments as set forth in the Credit Agreement). RPI Intermediate FT was in compliance with these covenants at June 30, 2020.

Our borrowings at June 30, 2020 and December 31, 2019 consisted of the following:

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(in thousands)	Maturity	Spread over LIBOR (1)	June 30, 2020	December 31, 2019

New RPI Intermediate FT Senior Secured Credit Facilities:
Term Loan A Facility
Tranche A-1	2/2025	150 bps	$3,120,000	$—
Term Loan B Facility
Tranche B-1	2/2027	175 bps	2,825,800	—

RPIFT Senior Secured Credit Facilities:
Term Loan B Facility
Tranche B-6	3/2023	200 bps	—	4,123,000
Term Loan A Facility
Tranche A-4	5/2022	150 bps	—	2,150,000
Loan issuance costs			(3,929)	(1,691)
Original issue discount			(30,023)	(33,187)
Total value of senior secured debt (2)			5,911,848	6,238,122
Less: Current portion of long-term debt			(182,226)	(281,984)
Total long-term debt			$5,729,622	$5,956,138
(1) Borrowings under our senior secured credit facilities bear interest at a rate equal to LIBOR plus an applicable margin.
(2) The carrying value of our long term debt, including the current portion, approximates its fair value.

Amortization of Term Loans
As of June 30, 2020, we are required to repay the term loans under the Credit Agreement over the next five years and thereafter as follows:

(in thousands)	Term loan amortization
Year	Tranche A-1	Tranche B-1	Total
Remainder of 2020	$80,000	$14,200	$94,200
2021	160,000	28,400	188,400
2022	160,000	28,400	188,400
2023	160,000	28,400	188,400
2024	160,000	28,400	188,400
Thereafter	2,400,000	2,698,000	5,098,000

Total (1)	$3,120,000	$2,825,800	$5,945,800
(1)Excludes discount on long-term debt of $30.0 million and loan issuance costs of $3.9 million, which are amortized through interest expense over the life of the underlying debt obligations.

RPIFT Senior Secured Credit Facilities (the “Old Credit Facility”)
The Old Credit Facility was repaid in full in February 2020 in connection with the Exchange Offer. As of December 31, 2019, RPIFT’s Loan Facility included two term loans, Term Loan A and Term Loan B. Tranche A-4 required annual amortization of 5.9% per year and tranche B-6 required annual amortization of 3.2% per year. The Old Credit Facility was secured by a grant by RPIFT of a security interest in substantially all of its personal property and a grant by RPCT of a security interest in RPIFT’s share (80%) of all amounts on deposit in the Collection Trust Account.

The Old Credit Facility contained the following covenants measured quarterly: (i) maximum total leverage ratio of 4:00 to 1:00; (ii) debt coverage ratio of greater than 3.50 to 1.00. RPIFT was in compliance with these covenants at December 31, 2019.

12. Shareholders' Equity

Capital structure

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Following the completion of our IPO as discussed in Note 1, there have been no changes in our capital structure. As of June 30, 2020, we have outstanding 365,899,235 Class A ordinary shares and 241,207,425 Class B ordinary shares.

In addition, we have in issue 50,000 Class R redeemable shares, which do not entitle the holder to voting or dividend rights. The purpose of the Class R redeemable shares was to ensure Royalty Pharma Limited had sufficient sterling denominated share capital at the time it was re-registered as a public limited company to Royalty Pharma plc, as required by the U.K. Companies Act. The Class R redeemable shares may be redeemed at the Company's option in the future. Any such redemption would be at the nominal value of £1 each.

RP Holdings Class B Interests are exchangeable on a one-for-one basis for our Class A ordinary shares pursuant to an Exchange Agreement entered into by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings that governs the exchange of RP Holdings Class B Interests held by the Continuing International Investors Partnership for Class A ordinary shares. Each such exchange also results in the re-designation of the same number of our Class B ordinary share as a deferred share. As of June 30, 2020, we have outstanding deferred shares of 294,175,555.

Non-controlling interests
In the prior year periods, the only non-controlling interest related to RPSFT for which the related movements are presented in the historical statements of changes in shareholders' equity. The net change in the balance of our four non-controlling interests for the three and six months ended June 30, 2020 is as follows.

(in thousands)	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnership (1)	EPA Holdings	Total
March 31, 2020	$31,563	$1,971,212	$—	$—	$2,002,775
Contributions	—	6,691	—	—	6,691
Distributions	(25,270)	(99,581)	—	—	(124,851)
Net income prior to IPO	17,225	89,962	—	—	107,187
Effect of exchange by Continuing Investors of Class B shares for Class A shares and reallocation of historical equity	—	(750)	2,433,848	—	2,433,098
Issuance of Class A shares sold in initial public offering, net of offering costs	—	—	758,590	—	758,590
Net income subsequent to IPO	3,400	17,755	31,560	—	52,715
Other comprehensive income:
Change in unrealized movement on available for sale debt securities	—	1,222	402	—	1,624
June 30, 2020	$26,918	$1,986,511	$3,224,400	$—	$5,237,829

(1) Related to the Continuing Investors Partnerships' ownership of approximately 40% in RP Holdings through their ownership of the RP Holdings Class B Interests.

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(in thousands)	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnership (1)	EPA Holdings	Total
December 31, 2019	$35,883	$—	$—	$—	$35,883
Contributions	—	1,140,319	—	—	1,140,319
Transfer of interests	—	1,037,161	—	—	1,037,161
Distributions	(54,516)	(321,760)	—	—	(376,276)
Net income prior to IPO	42,151	102,892	—	—	145,043
Effect of exchange by Continuing Investors of Class B shares for Class A shares and reallocation of historical equity	—	(750)	2,433,848	—	2,433,098
Issuance of Class A shares sold in initial public offering, net of offering costs	—	—	758,590	—	758,590
Net income subsequent to IPO	3,400	17,755	31,560	—	52,715
Other comprehensive income:
Change in unrealized movement on available for sale debt securities	—	10,894	402	—	11,296
June 30, 2020	$26,918	$1,986,511	$3,224,400	$—	$5,237,829

(1) Related to the Continuing Investors Partnerships' ownership of approximately 40% in RP Holdings through their ownership of the RP Holdings Class B Interests.

2020 Independent Director Equity Incentive Plan
In June 2020, our 2020 Independent Director Equity Incentive Plan (“2020 Equity Incentive Plan”) was approved and became effective on June 15, 2020. Under the 2020 Equity Incentive Plan, 800,000 shares of our Class A ordinary shares have been reserved for future issuance.

Restricted Stock Units Activity
In connection with the IPO, we granted a total of 71,430 fully-vested shares with a grant date fair value of $50.90 per share under the provisions of our 2020 Equity Incentive Plan to two directors in recognition of their extensive past services to the Old RPI board and continued service on our board. Additionally, we granted a total of approximately 39,000 RSUs to independent directors that will vest in the second quarter of 2021. Compensation expense is amortized on a straight-line basis over the requisite service period.

There were no share based awards in periods prior to the IPO.

Share based compensation
We recognized share based compensation of approximately $3.7 million which is recorded as part of the General and administrative expenses in the condensed consolidated statement of comprehensive income for the three and six months ended June 30, 2020.

There was no share based compensation in periods prior to the IPO.

13. Earnings per Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to Royalty Pharma plc by the weighted average number of Class A shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Royalty Pharma plc, including the impact of potentially dilutive securities, by the weighted average number of Class A ordinary shares outstanding during the period, including the number of Class A ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include the outstanding Class B ordinary shares and unvested RSUs issued under our 2020 Independent Director Equity Incentive Plan. We use the “if-converted” method to determine the potentially dilutive effect of our Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs.

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Prior to the IPO, our capital structure included unitholder interests and shareholder interests. We analyzed the calculation of earnings per interest unit for periods prior to the IPO and determined that the resultant values would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2019.

Our Class B ordinary shares. Class R redeemable shares and deferred shares do not share in the earnings or losses attributable to Royalty Pharma plc and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B ordinary shares, Class R redeemable shares and deferred shares under the two-class method has not been presented. Our Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because shares of Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into shares of Class A ordinary shares on a one-for-one basis. Class B ordinary shares was evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive.

The basic and diluted earnings per share period for the three and six months ended June 30, 2020, represents only the period from June 16, 2020 to June 30, 2020, which represents the period wherein we had outstanding Class A ordinary shares. We have 607.1 million fully diluted Class A share outstanding as of June 30, 2020. The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A ordinary shares.

(in thousands, except per share amounts)	Three months ended June 30, 2020	Six months ended June 30, 2020
Basic net income per share:
Numerator
Consolidated net income	$601,976	$711,072
Less: net income attributable to Continuing Investors Partnerships prior to the offering (1)	408,602	479,842
Less: net income attributable to non-controlling interest - Class B subsequent to the offering	31,560	31,560
Less: net income attributable to non-controlling interest - Legacy Investors Partnerships and RPSFT	128,342	166,198
Net income attributable to Royalty Pharma plc	$33,472	$33,472

Denominator
Weighted-average shares of Class A ordinary outstanding - basic	353,979	353,979

Earnings per share of Class A common stock - basic	$0.09	$0.09

Diluted net income per share:
Numerator
Net income attributable to Royalty Pharma plc	$33,472	$33,472

Denominator
Weighted-average shares of Class A ordinary outstanding - basic	353,979	353,979
Dilutive effect of unvested restricted units	1	1
Weighted-average shares of Class A ordinary shares outstanding - diluted	353,980	353,980

Earnings per share of Class A ordinary shares - diluted	$0.09	$0.09

(1) Reflected as net income attributable to controlling interest on the unaudited condensed consolidated statement of comprehensive income

14. Indirect Cash Flow

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below.

(in thousands)	For the six months ended June 30,
	2020	2019
Cash flow from operating activities:
Consolidated net income	$711,072	$574,864
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for changes in expected cash flows from financial royalty assets	135,290	22,177
Amortization of intangible assets	11,466	12,332
Amortization of loan issuance and discount on long-term debt	4,340	5,964
Unrealized loss on derivative contracts	32,798	65,254
Unrealized gain on equity securities	(40,729)	(16,944)
Equity in (earnings)/loss of non-consolidated affiliates	(20,218)	13,673
Distributions from non-consolidated affiliates	31,840	14,059
Loss on extinguishment of debt	5,405	—
Share based compensation	3,740	—
Other	3,398	289
(Increase)/decrease in operating assets:
Financial royalty assets	(937,021)	(799,161)
Cash collected on financial royalty assets	1,003,504	895,150
Available for sale debt securities	—	(150,000)
Accrued royalty receivable	1,218	(600)
Other receivables	—	150,000
Other royalty income receivable	2,094	5,670
Other current assets	(12,634)	4,171
Other assets	45,635	(26,352)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	13,862	(769)
Derivative financial instruments	(34,952)	—
Net cash provided by operating activities	$960,108	$769,777

Non-cash investing and financing activities are summarized below.

(in thousands)	For the six months ended June 30,
	2020	2019
Supplemental schedule of non-cash investing / financing activities:
Contribution of investment in Legacy Investors Partnerships (1)	$303,679	$—
Settlement of Epizyme forward purchase contract (2)	5,700	—
Accrued purchase obligation - Tazverik (3)	220,000	—
Repayments of long-term debt by contributions from non-controlling interest (4)	1,103,774	—
Accrued purchase obligation	1,610	—
Accrued capitalized offering costs (5)	8,897	—

(1) See Note 9
(2) See Note 4
(3) See Note 17
(4) Related to the pro rata portion of RPIFT's outstanding debt repaid by the Legacy Investors Partnerships
(5) Related to capitalized offering costs incurred in connection with our IPO that have not been paid

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other comprehensive income/(loss). We include unrealized gains and losses on available for sale debt securities and unrealized gains/(losses) on the interest rate swaps that were designated as cash flow hedges in other comprehensive income/(loss).

Changes in accumulated other comprehensive income/(loss) by component are as follows:

	Unrealized gain/(loss) on available for sale debt securities	Unrealized gain/(loss) on interest rate swaps	Total Accumulated Other Comprehensive Income/(Loss)
	(in thousands)
Balance at December 31, 2019	$6,159	$(4,066)	$2,093
Reclassifications to income	—	4,066	4,066
Activity for the period	48,378	—	48,378
Reclassifications to NCI	(24,022)	—	(24,022)
Balance at June 30, 2020	$30,515	$—	$30,515

16. Related Party Transactions

The Manager
The Manager is an affiliate of RP Ireland, is the Administrator of RPIFT and RPI 2019 Intermediate Finance Trust ("RPI Intermediate FT") and is the investment manager for RPI. The sole member of the Manager holds an interest in the Company and serves as the Company’s Chief Executive Officer and Chairman of the Board, and as a director on the board of RP Holdings.

Historically, the Manager received Operating and Personnel Payments payable in equal quarterly installments and increasing by 5% annually on a compounded basis under the terms of its management agreement with Old RPI and the Legacy Investors Partnerships. RP Ireland receives an annual management fee payable in advance by Old RPI in equal quarterly installments under terms of the Limited Partnership Agreements of the Legacy Investors Partnerships. Operating and Personnel Payments incurred during the three and six months ended June 30, 2019 were $15.0 million and $30.0 million, respectively and were recognized within General and administrative expenses on the condensed consolidated statements of comprehensive income.

In connection with the Exchange Offer Transactions (discussed in Note 1), the Manager has entered into new management agreements with RPI and its subsidiaries, the Continuing Investors Partnerships, and with the Legacy Investors Partnerships. Pursuant to the new management agreements, RPI pays quarterly Operating and Personnel Payments in respect of operating and personnel expenses to the Manager or its affiliates equal to 6.5% of the Adjusted Cash Receipts (as defined therein) for such quarter and 0.25% of the GAAP value of our security investments as of the end of such quarter. The Operating and Personnel Payment for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our income statement, is payable in equal quarterly installments and increases by 5% annually on a compounded basis. Operating and Personnel Payments incurred during the three and six months ended June 30, 2020 were $27.6 million and $47.3 million, respectively.

Royalty Distribution Payable
The Royalty distribution payable to affiliates of $122.8 million at June 30, 2020 includes the following: (1) $96.2 million of royalty receipts due from Old RPI to RPI Intermediate FT in connection with the Legacy Investors Partnerships' non-controlling interest in Old RPI that arose in the Reorganization Transactions, and (2) $26.6 million of royalty receipts due from RPCT to RP Select Finance Trust in connection with its non-controlling interest in RPCT. The Royalty distribution payable to affiliates of $31.0 million at December 31, 2019 represents royalty receipts due from RPCT to RPSFT. The accrual is recorded based on estimated royalty receipts for the period, which are derived from estimates generated from analyst consensus forecasts for each product, and will be collected one quarter in arrears, and is payable to the non-controlling interest owners under the terms of collection account control agreements whereby RPCT and Old RPI are required to disperse royalty receipts collected to the minority owners in proportion to their ownership interests.

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Acquisition from Epizyme Inc.
In November 2019, in connection with an equity investment in Epizyme Inc. of $100.0 million made by RPIFT, Pablo Legorreta, Royalty Pharma’s CEO, was appointed as a director of Epizyme, for which he will receive compensation in cash and shares, all of which will be contributed to the Manager and used to reduce costs and expenses which would otherwise be billed to the Company or its affiliates.

Acquisition from Bristol-Myers Squibb
In November 2017, RPI Acquisition entered into a Purchase Agreement with Bristol-Myers Squibb (“BMS”) to acquire from BMS a percentage of its future royalties on worldwide sales of Onglyza, Farxiga, and related diabetes products marketed by AstraZeneca. We agreed to make payments to BMS based on sales of the products over the eight quarters beginning with the first quarter of 2018 in exchange for a high single-digit royalty on worldwide sales of the products from 2020 through 2025.

On December 8, 2017, RPI Acquisitions entered into a purchase, sale and assignment agreement with a wholly owned subsidiary of BioPharma Credit PLC (LSE: BPCR, “BPCR”), an affiliate of RPI. BPCR is a related entity due to the sole member of the investment manager having significant influence over both entities. Under the terms of the Assignment Agreement, RPI Acquisitions assigned the benefit of 50% of the payment stream acquired from BMS to BPCR in consideration for BPCR meeting 50% of the funding obligations owed to BMS under the Purchase Agreement.

We began making installment payments to BMS during the second quarter of 2018. Upon transfer of funds from BPCR to RPI Acquisitions to meet the quarterly funding obligation to BMS, RPI Acquisitions derecognizes 50% of the financial royalty asset. Cash received from BPCR in respect of each funding obligation equals the carrying amount of the assigned transfer of interest, therefore no gain or loss is recognized upon the transfer. The financial royalty asset of $159.6 million and $150.3 million included in financial royalty assets, net on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, represents only the Company's right to the future payment streams acquired from BMS.

Our funding was completed in the first quarter of 2020. We have funded a cumulative amount of $162.4 million, net of the assignment. We began to recognize income from the BMS asset when our installment funding obligation was completed and we received our first royalty payment on the BMS asset in the second quarter of 2020.

Other transactions
During the three and six months ended June 30, 2020, the Company reimbursed Pablo Legorreta, Royalty Pharma’s CEO, approximately $1.0 million for the cost of purchasing and donating ventilators to hospitals on behalf of Royalty Pharma.

During the year ended December 31, 2019, RPIFT acquired 27,210 limited partnership interests in an affiliate of, and an equity method investor in, Old RPI and RPIFT, whose only substantive operations are its investment in Old RPI. The total investment of $4.3 million is recorded as treasury interests, of which $2.1 million is held by non-controlling interests in the consolidated balance sheet as of June 30, 2020.

Based on its ownership percentage of Royalty Pharma Investments 2019 ICAV relative to the Company, each Continuing Investor Partnership pays a pro rata portion of any costs and expenses in connection with the contemplation of, formation of, listing and ongoing operation of the Company and any subsidiary of the Company, including any third-party expenses of managing the Company and any subsidiary of the Company, such as accounting, audit, legal, reporting, compliance, administration (including directors’ fees), financial advisory, consulting, investor relations, and insurance expenses relating to the affairs of the Company and any subsidiary of the Company.

17. Commitments and Contingencies

In the ordinary course of its business, we may enter into contracts or agreements that contain customary indemnifications relating to such things as confidentiality agreements and representations as to corporate existence and authority to enter into contracts. The maximum exposure under such agreements is indeterminable until a claim, if any, is made. However, no such claims have been made against Royalty Pharma to date and we believe that the likelihood of such proceedings taking place in the future is remote.

In November 2019, RPIFT agreed to pay $330.0 million to purchase Eisai’s royalties on future worldwide sales of Tazverik (tazemetostat), a novel targeted therapy in late-stage clinical development that was approved by the FDA in January 2020 for

Royalty Pharma plc and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

epithelioid sarcoma, and with the potential to be approved in several cancer indications. Under the terms of its agreement with Eisai, RPIFT acquired Eisai’s future worldwide royalties on net sales by Epizyme of Tazverik outside of Japan, for an upfront payment of $110.0 million plus up to an additional $220.0 million for the remainder of the royalty upon FDA approval of Tazverik for certain indications. The FDA approval of Tazverik in January 2020 triggered our obligation to fund the second $110.0 million tranche in November 2020. In June 2020, the FDA approval of additional indications of Tazverik triggered our obligation to fund the final $110.0 million tranche in November 2021. The second and the final $110.0 million tranches are recorded in the current and long-term liabilities on the condensed consolidated balance sheet at June 30, 2020, respectively.

We have commitments to advance funds to counterparties through our contingent funding of the Second Tranche of Biohaven Preferred Shares, our investment in the Avillion Entities, and research and development arrangements. Please refer to Notes 4, 9, and 10, respectively, for details of these arrangements. We also have requirements to make Operating and Personnel Payments over the life of the management agreement as described in Note 16, which are variable and based on projected cash receipts.

Legal Proceedings
We are a party to various legal actions. The most significant of these are described below. Unless otherwise noted, it is not possible to determine the outcome of these matters, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss. We did not have any material accruals for the matter described below in our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

In December 2015, Boehringer Ingelheim International GmBH (“BI”) notified Royalty Pharma that (a) BI had revised its interpretation of the license agreement between BI and Royalty Pharma, (b) as a result BI believed that it had overpaid royalties on sales of Tradjenta, Jentadueto and Glyxambi, the DPP-IVs, for periods prior to 2015 by €7.7 million, and (c) BI was seeking a refund in that amount. Management does not agree with BI’s interpretation of the license agreement and has had extensive discussions with BI in an effort to reach an amicable settlement of this dispute. On January 21, 2019, RPCT filed a lawsuit in England against BI seeking recovery of €23.1 million in underpaid royalties. We intend to pursue this claim vigorously, but there can be no assurance that we will prevail in this dispute. Due to the uncertainty at this time, we have not accrued any amounts related to this matter and any legal costs will be expensed as incurred.

18. Subsequent Events

In July 2020, we acquired a royalty on risdiplam, a development-stage product candidate for the treatment of spinal muscular atrophy (SMA) from PTC Therapeutics, Inc., in exchange for an upfront payment of $650 million.

In August 2020, we entered into an expanded agreement with Biohaven Pharmaceuticals for up to $450 million to fund the development of zavegepant and the commercialization of Nurtec ODT. Biohaven will receive a $150 million upfront payment and an additional $100 million payment upon the start of the oral zavegepant phase 3 program in exchange for a royalty on Nurtec ODT and zavegepant and success-based milestone payments based on zavegepant regulatory approvals. We will also provide further support for the ongoing launch of Nurtec ODT through the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200 million payable between 2021 and 2024.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying Notes to consolidated financial statements included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended on June 17, 2020 (“the Prospectus”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth “in Part II, Item 1A. Risk Factors” and Special Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in the Prospectus.

Royalty Pharma plc is a newly formed English public limited company incorporated under the laws of England and Wales created for the purpose of consolidating our predecessor entities and facilitating the initial public offering (“the IPO”) of our Class A ordinary shares that was completed in June 2020. “Royalty Pharma,” “Royalty Pharma Investments,” “RPI,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. After the consummation of the Reorganization Transactions and before the consummation of the Offering, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments 2019 ICAV. Prior to the Reorganization Transactions, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Old RPI. Refer to Note 1 to our condensed consolidated financial statements for further discussion.

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, including Imbruvica, Januvia, Kalydeco, Trikafta, Truvada, Tysabri and Xtandi. We fund innovation in the biopharmaceutical industry both directly and indirectly—directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

Our capital-efficient business model enables us to benefit from many of the most attractive characteristics of the biopharmaceutical industry, including long product life cycles, significant barriers to entry and noncyclical revenues, but with substantially reduced exposure to many common industry challenges such as early stage development risk, therapeutic area constraints, high research and development costs, and high fixed manufacturing and marketing costs. We have a highly flexible approach that is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties in the most attractive therapies across the biopharmaceutical industry. The success of our business has been the result of a focused strategy of actively identifying and tracking the development and commercialization of key new therapies, allowing us to move quickly to make acquisitions when opportunities arise. We acquire royalties on approved products, often in the early stages of their commercial launches, and development-stage product candidates with strong proof of concept data, mitigating development risk and expanding our opportunity set.

We classify our royalty acquisitions by the approval status of the therapy at the time of acquisition:

•Approved Products – We acquire royalties in approved products that generate predictable cash flows and may offer upside potential from unapproved indications. Since inception in 1996 and through 2019, we have deployed $12 billion of cash to acquire royalties on approved products. From 2012 through 2019, we have acquired $7.0 billion of royalties on approved products.

•Development-Stage Product Candidates – We acquire royalties on development-stage product candidates that have demonstrated strong clinical proof of concept. From 2012, when we began acquiring royalties on development-stage product candidates, through 2019, we have deployed $6.1 billion to acquire royalties on development-stage product candidates.

While we classify our acquisitions in these two broad segments, several of our acquisitions of royalties on approved products were driven by the long-term potential of these products in other, unapproved indications. Similarly, some of our royalty acquisitions in development-stage product candidates are for products that are approved in other indications.

We acquire royalties in a variety of ways that can be tailored to the needs of our partners. We classify our acquisitions according to the following structures:

•Third-party Royalties – A royalty is the contractual right to a percentage of top-line sales from a licensee’s use of a product, technology or intellectual property. The majority of our current portfolio consists of royalties that had been previously created by other parties prior to our acquisition.

•Synthetic / Hybrid Royalties – A synthetic royalty is the contractual right to a percentage of top-line sales created by the developer and/or marketer of a therapy in exchange for funding. In many of our synthetic royalty acquisitions, we also make investments in the public equity of the company, where the main value driver of the company is the product on which we concurrently acquired a royalty.

•R&D Funding – We fund R&D, typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved.

•M&A – We acquire royalties in connection with mergers and acquisitions transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

Background and Format of Presentation

Royalty Pharma plc is a newly formed English public limited company incorporated under the laws of England and Wales created for the purpose of consolidating our predecessor entities and facilitating the IPO of our Class A ordinary shares that was completed in June 2020. Following our IPO, we operate and control the business affairs of Royalty Pharma Holdings Ltd., (“RP Holdings”) through our ownership of 100% of the RP Holdings’ Class A ordinary shares (“RP Holdings Class A Interests”) and we include RP Holdings and its subsidiaries in our condensed consolidated financial statements. RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV, which is an Irish collective asset management entity formed to facilitate our Exchange Offer Transactions (as discussed in Note 1 of our financial statements included in this Quarterly Report on Form 10-Q).

Pursuant to the Exchange Offer Transactions, which were consummated on February 11, 2020, certain investors who invested in Old RPI through the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in the Continuing Investors Partnerships. As a result of the Exchange Offer Transactions, RPI, through its wholly-owned subsidiary RPI Intermediate FT, owns an economic interest in 82% of Old RPI. Through its 82% indirect ownership of Old RPI, RPI is legally entitled to 82% of the economics of Old RPI’s wholly-owned subsidiaries, RPIFT and RPI Acquisitions, and 82% of the 80% of the Collection Trust that is owned by RPIFT.

From the Exchange Date until the expiration of the Legacy Investors Partnerships’ investment period on the Legacy Date, the Legacy Investors Partnerships had the option to participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI has ceased making new investments and each of Old RPI and the Legacy Investors Partnerships became legacy entities. Following the Legacy Date, we will make new investments through our wholly-owned subsidiaries, including RPI Intermediate FT.

Our IPO was completed in June 2020, whereby we issued 89,333,920 shares of Class A ordinary shares at a price to the public of $28.00 per share, of which 71,652,250 and 17,681,670 shares were offered by the Company and selling shareholders, respectively. The number of Class A ordinary shares issued at closing included the exercise in full of the underwriters’ option to purchase 11,652,250 additional Class A ordinary shares from the Company. We received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. The Class A ordinary shares began trading on the Nasdaq Global Select Market under the ticker symbol “RPRX” on June 16, 2020. Following the IPO, we are a holding company and our principal asset is a controlling equity interest in RP Holdings, the sole equity owner of RPI.

Following management’s determination that a high degree of common ownership exists in RPI both before and after the Exchange Date, RPI recognized Old RPI’s assets and liabilities at the carrying value reflected on Old RPI’s balance sheet as of the Exchange Date. Old RPI is our predecessor for financial reporting purposes. The references in the following discussion to the three and six months ended June 30, 2019 refer to the financial results of Old RPI for the same periods.

Understanding Our Financial Reporting

In accordance with generally accepted accounting principles in the United States, or GAAP, most of the royalties we acquire are treated as investments in cash flow streams and are thus classified as financial assets. These investments have yield components that most closely resemble loans measured at amortized cost under the effective interest accounting methodology. Under this accounting methodology, we calculate the effective interest rate on each financial royalty asset using a forecast of the expected cash flows to be received over the life of the royalty asset relative to the initial acquisition price. The yield, which is calculated at the end of each reporting period and applied prospectively, is then recognized via accretion into our income at the effective rate of return over the expected life of the financial royalty asset.

The preparation of our financial statements in this manner requires the use of estimates, judgments and assumptions that affect both our reported assets and liabilities and our income and revenue and expenses. The most significant judgments and estimates applied by management are associated with the measurement of income derived from our financial royalty assets, including management’s judgment in forecasting the expected future cash flows of the underlying royalties and the expected duration of the financial royalty asset. Our cash flow forecasts are generated and updated each reporting period by manually compiling sell-side equity research analysts’ consensus estimates for each of the products in which we own royalties. We then calculate our expected royalty cash flows using these consensus forecasts. In any given reporting period, any decline in the expected future cash flows associated with a financial royalty asset is recognized as a provision which is expensed through our income statement as a non-cash charge.

As a result of the non-cash charges associated with applying the effective interest method accounting methodology, our income statement activity in respect of many of our royalties can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired our financial royalty asset on the cystic fibrosis franchise. Beginning in the second quarter of 2015, declines in near-term sales forecasts of sell-side equity research analysts caused us to build up a provision for this royalty asset. Over the course of 10 quarters, we recognized non-cash charges to the income statement as a result of these changes in forecasts, ultimately accumulating a peak cumulative non-cash provision of $1.30 billion by September 30, 2017, including non-cash provision expense of $743.2 million in 2016 related to this financial royalty asset. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus forecasts increased to reflect the larger addressable market and the increase in the expected duration of the Trikafta. While small reductions in the cumulative provision for the cystic fibrosis franchise were recognized in 2017 and 2018, there remained a $1.10 billion cumulative provision balance that was fully offset by a $1.10 billion credit to the provision in 2019 as a result of an increase in sell-side equity research analysts’ consensus forecasts associated with the Trikafta approval. This example illustrates the volatility caused by our accounting model. Therefore, management believes investors should not look to income from royalties and the associated provision for changes in future cash flows as a measure of our near-term financial performance or as a source for predicting future income or growth trends.

Our operations have historically been financed primarily with cash flows generated by our royalties. Due to the nature of our accounting methodology for our financial royalty assets, there is no direct correlation between our income from royalties and our royalty receipts. As noted above, income from such royalties is measured at amortized cost under the effective interest accounting methodology. Given the importance of cash flows to management’s operation of the business and their predictability, management uses royalty receipts as the primary measure of our operating performance. Royalty receipts refer to the summation of the following line items from our GAAP Statement of Cash Flows: Cash collections from financial royalty assets, Cash collections from intangible royalty assets, Other royalty cash collections and Distributions from non-consolidated affiliates (which line item is included in both Net cash provided by operating activities and Net cash used in investing activities).

In addition to analyzing our results on a GAAP basis, management also reviews our results on a non-GAAP basis. The closest comparable GAAP measure to each of the non-GAAP measures that management review is Net cash provided by operating activities. The key non-GAAP metrics we focus on are Adjusted Cash Receipts, Adjusted EBITDA and Adjusted Cash Flow, each of which is further discussed in the section titled “Non-GAAP Financial Results.”

Adjusted Cash Receipts and Adjusted Cash Flow are used by management as key liquidity measures in the evaluation of our ability to generate cash from operations. Both measures are an indication of the strength of the Company and the performance of the business. Management uses Adjusted Cash Flow to compare its performance against non-GAAP adjusted net income used by companies in the biopharmaceutical industry. Adjusted EBITDA, which is derived from Adjusted Cash Receipts, is used by our lenders to assess our ability to meet our financial covenants.

Refer to the section titled “Non-GAAP Reconciliations” for additional discussion of management’s use of non-GAAP measures as supplemental financial measures.

Portfolio Overview

Our portfolio consists of royalties on more than 45 marketed therapies and four development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare diseases, oncology, neurology, HIV, cardiology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty cash receipts for the three and six months ended June 30, 2020 and 2019, grouped by Growth Products and Mature Products. “Growth Products” are defined as royalties with a duration expiring after December 31, 2020. We define all other royalties as Mature Products.

(in thousands)			Three Months Ended June 30,		Six Months Ended June 30,
	Marketer	Therapeutic area	2020	2019	2020	2019
Growth Products
Cystic fibrosis franchise (1)	Vertex	Rare diseases	$136,119	$85,745	$235,522	$192,684
Tysabri	Biogen	Neurology	92,517	81,985	176,324	164,620
Imbruvica	AbbVie/Johnson & Johnson	Cancer	81,513	66,247	159,222	127,349
HIV franchise (2)	Gilead, others	Infectious diseases	64,692	52,193	148,579	128,576
Januvia, Janumet, Other DPP-IVs (3)	Merck & Co., others	Diabetes	34,859	41,082	69,647	73,820
Xtandi	Pfizer, Astellas	Cancer	34,131	27,040	68,908	54,608
Promacta	Novartis	Hematology	26,653	19,335	62,401	19,335
Farxiga/Onglyza	AstraZeneca	Diabetes	8,257	—	8,257	—
Prevymis	Merck & Co.	Infectious diseases	6,413	—	6,413	—
Crysvita	Ultragenyx, Kyowa Kirin	Rare diseases	2,620	—	2,620	—
Erleada	Johnson & Johnson	Cancer	1,772	—	3,210	—
Emgality	Eli Lilly	Neurology	2,236	—	4,213	—
Other Growth Products (4)			76,211	36,206	144,929	92,846
Total Royalty Receipts - Growth Products			$567,993	$409,833	$1,090,245	$853,838

Mature Products
Tecfidera (5)	Biogen	Neurology	$—	$—	$—	$150,000
Lyrica	Pfizer	Neurology	6,470	35,134	12,557	64,739
Letairis	Gilead	Cardiology	7,713	22,458	22,275	60,917
Remicade	Johnson & Johnson, Merck & Co.	Immunology	—	—	—	6,068
Other mature products (6)			2,802	7,761	3,545	17,924
Total Royalty Receipts - Mature Products			$16,985	$65,353	$38,377	$299,648

(1) The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko and Trikafta.
(2) The HIV franchise includes the following approved products: Atripla, Truvada, Emtriva, Complera, Stribild, Genvoya, Descovy, Odefsey, Symtuza and Biktarvy. The HIV franchise is marketed by Gilead, Bristol-Myers Squibb and Merck & Co.

(3) Januvia, Janumet, Other DPP-IVs include the following approved products: Eli Lilly, Tradjenta, Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by Boehringer Ingelheim, AstraZeneca, Novartis and Takeda.
(4) Other Growth Products include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions received from non-consolidated affiliates on the Statement of Cash Flows), Cimzia, Conbriza/Fablyn/Viviant, Emgality, Entyvio, Erleada, Farxiga/Onglyza, Lexiscan, Mircera, Myozyme, Nesina, Nurtec, Prevymis, Priligy, Soliqua, and Trodelvy. Other Growth Products also include contributions from the Legacy SLP Interest and a distribution from Avillion in respect of the Merck Asset, for which development ceased in 2020, and for which the receipt is presented as Distributions received from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows.
(5) Receipts from Tecfidera milestone payments are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows.
(6) Other Mature Products primarily include royalties on the following products: Prezista, Rotateq, Savella and Thalomid.

Financial Overview

Financial highlights

•Net cash provided by operating activities totaled $960.1 million and $769.8 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by operating activities is the most comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $844.1 million and $1,075.6 million for the six months ended June 30, 2020 and 2019, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $774.1 million and $1,028.5 million for the six months ended June 30, 2020 and 2019, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $666.5 million and $823.2 million for the six months ended June 30, 2020 and 2019, respectively.

Understanding Our Results of Operations

Following our IPO, Royalty Pharma plc is a holding company whose principal asset is a controlling equity interest in RP Holdings, which is the sole equity owner of Royalty Pharma Investments 2019 ICAV and is included in our condensed consolidated financial statements. We report non-controlling interests related to four minority interests in our subsidiaries held by third parties.

1. The first minority interest is attributable to the Legacy Investors Partnerships’ 18% ownership interest in Old RPI. The value of this non-controlling interest will decline over time as the assets in Old RPI expire.

2. The second minority interest is attributable to the RP Holdings Class C Special Interests held by EPA Holdings described under “Certain Relationships and Related Party Transactions—Equity Performance Awards” in our Prospectus. Income will not be allocated to this non-controlling interest until certain conditions are met, which we do not expect to occur for several years.

3. The third minority interest is attributable to the RP Holdings Class B Interests held indirectly by the Continuing Investors, which represent approximately 40% ownership interest in RP Holdings and are exchangeable for Class A ordinary shares of Royalty Pharma plc following the expiration of the underwriter lockup. The value of this non-controlling interest will decline over time if the investors who indirectly own the RP Holdings Class B Interests exchange those shares for Class A ordinary shares of Royalty Pharma plc.

4. The fourth minority interest is attributable to a de minimis interest in the Collection Trust held by certain legacy investors as a result of a 2011 reorganization transaction that created a prior legacy entity. The value of this non-controlling interest will decline over time as the assets in the Collection Trust expire and is expected to be substantially eliminated by the end of 2022.

The fourth non-controlling interest related to RPSFT’s ownership in the Collection Trust is the only non-controlling interest that existed prior to the Reorganization Transactions and, therefore, exists in the historical financial statements for periods through December 31, 2019 discussed in this MD&A. The non-controlling interest related to the Legacy Investors Partnerships’ 18% ownership interest in Old RPI exists from the Exchange Date and is reflected in our financial statements for the first quarter of 2020. The other two non-controlling interests are reflected in our financial statements from and after the date of our IPO. All of the results of operations of RP Holdings, Old RPI and the Collection Trust are consolidated into the financial statements of Royalty Pharma plc.

Following the Reorganization Transactions, the Manager is entitled to receive Operating and Personnel Payments while EPA Holdings is entitled to receive Equity Performance Awards through its RP Holdings Class C Special Interests following the IPO. Equity Performance Awards owed to EPA Holdings will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interests related to the RP Holdings Class C Special Interests at that time.

Total income and other revenues

Total income and other revenues is primarily comprised of income from our financial royalty assets, royalty revenue from our intangible royalty assets, and royalty income arising from successful commercialization of products developed through joint research and development funding arrangements. Most of our royalties on both approved products and development-stage product candidates are classified as financial assets as our ownership rights are generally passive in nature. In instances in which we acquire a royalty asset that does include more substantial rights or ownership of the underlying intellectual property, we classify such royalty assets as intangible assets.

The majority of our royalties are recorded as financial assets, for which we recognize interest income. Royalty revenue relates solely to revenue from our DPP-IV patent estate for which the patent rights have been licensed to various counterparties. For the three and six months ended June 30, 2020 and 2019, the royalty payors accounting for greater than 10% of our total income and other revenues in any one period are shown in the table below:

		Contribution to total income and other revenues for the
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Royalty payor	Royalty asset
Vertex	Cystic fibrosis franchise	29%	23%	29%	23%
AbbVie	Imbruvica	19%	19%	19%	19%
Gilead	HIV franchise	12%	14%	13%	14%
Biogen	Tysabri	11%	12%	11%	13%

Income from financial royalty assets

Our financial royalty assets represent investments in cash flow streams with yield components that most closely resemble loans measured at amortized cost under the effective interest method. We calculate the effective interest rate using forecasted expected cash flows to be received over the life of the royalty asset relative to the initial acquisition price. The accretable yield is accreted into income at the effective rate of return over the expected life of the assets, which is calculated at the end of each reporting period and applied prospectively. As changes in sell-side equity research analyst consensus estimates are updated on a quarterly basis, the effective rate of return changes. For example, if sell-side equity research analysts’ consensus forecasts increase, the yield to derive income on a royalty asset will increase and result in higher income for subsequent periods. Refer to Note 2 in our 2019 audited consolidated financial statements for additional information.

Variables affecting the recognition of interest income from financial royalty assets on individual products under the effective interest method include any one of the following: (1) additional acquisitions, (2) changes in expected cash flows of the underlying pharmaceutical products, derived primarily from sell-side equity research analysts’ consensus forecasts, (3) regulatory approval of additional indications which leads to new cash flow streams, (4) changes to the duration of the royalty (i.e., patent expiration date) and (5) amounts and timing of royalty receipts. Our royalties classified as financial assets are directly linked to sales of underlying pharmaceutical products whose life cycle typically peaks at a point in time, followed by declining sales trends due to the entry of generic competition, resulting in natural declines in the asset balance and periodic interest income over the life of our royalties. The recognition of income from royalties requires management to make estimates and assumptions around many factors, including those impacting the variables noted above.

Revenue from intangible royalty assets

Revenue from intangible royalty assets is derived from our Januvia, Janumet and other DPP-IV patents classified as intangible assets.

Other royalty income

Other royalty income primarily includes income from former royalties for which the asset balances have been fully depleted and royalty income from synthetic royalties arising out of research and development funding arrangements. Occasionally, a royalty asset may be depleted on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial asset remains. Similarly, we may continue to collect royalties on a royalty asset beyond the estimated patent expiration date by which the financial asset was amortized in full. In each scenario where a financial asset no longer remains, income on such royalty asset is recognized as Other royalty income.

Research and development funding expense

R&D funding expense (“R&D”) consists of (1) upfront R&D payments we have made to counterparties to acquire royalties on development-stage product candidates and (2) amounts we incurred to jointly fund development-stage product candidates undergoing clinical trials with our partners in exchange for royalties if the products are successfully developed and commercialized. These expenditures relate to the activities performed by our counterparties to develop and test new products, to test existing products for treatment in new indications, and to ensure product efficacy and regulatory compliance prior to launch.

Below is a summary of the R&D agreements in place and the associated R&D funding expense during the three and six months ended June 30, 2020 and 2019:

(in thousands)			Three Months Ended June 30,		Six Months Ended June 30,
Partner/ Counterparty	Product	Current stage of development	2020	2019	2020	2019
Pfizer	Palbociclib/ Ibrance	In Phase III clinical trial for adjuvant breast cancer; approved for other indications	$—	$17,818	$—	$36,337
Other	Various	Various	5,776	3,639	13,415	8,111
	Total R&D funding expense		$5,776	$21,457	$13,415	$44,448

Provision for changes in expected cash flows from financial royalty assets

The provision for changes in expected future cash flows from financial royalty assets includes the following activities:

• the movement in the Cumulative allowance for changes in expected future cash flows, and

• the movement in the allowance for credit losses upon adoption of ASU 2016-13 on January 1, 2020.

The provision for changes in expected cash flows is the current period activity resulting from adjustments to the cumulative allowance for changes in expected cash flows, which is a contra balance sheet account linked to our Financial royalty assets, net balance on the condensed consolidated balance sheet. As discussed above, income is accreted on our financial royalty assets using the effective interest method. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the royalty asset is recorded directly to the income statement through the line item Provision for changes in expected future cash flows. If, in a subsequent period, there is significant increase in expected cash flows or if actual cash flows are significantly greater than cash flows previously expected, we reduce the cumulative allowance previously established for a royalty asset for the incremental increase in the present value of cash flows expected to be collected. This results in a credit to provision expense.

Most of the same variables and management’s estimates affecting the recognition of interest income on our financial royalty assets also impact the provision. In any period, we will recognize provision income (i.e., a credit to the provision) or expense as a result of the following factors: (1) changes in expected cash flows of the underlying pharmaceutical products, derived primarily from sell-side equity research analysts’ consensus forecasts, (2) regulatory approval of additional indications which leads to new cash flow streams, (3) changes to the duration of the royalty (i.e., patent expiration date) and (4) amounts and timing of royalty receipts.

Upon the adoption on January 1, 2020 of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on the portion of our portfolio of financial royalty assets that is subject to credit risk. The provision for changes in expected cash flows from financial royalty assets reflects the activity for the period that relates to the change in estimates applied to calculate the allowance for current expected credit losses, namely any changes in the credit ratings of the marketers responsible for paying our royalties and changes in the underlying cash flow forecasts used in the effective interest model to measure income from our financial royalty assets.

General and administrative (“G&A”) expenses

G&A expenses includes Operating and Personnel Payments, bad debt expense, legal reserves, other expenses for professional services and share based compensation.

Beginning in 2020, we expect the Operating and Personnel Payments paid to our Manager to be significantly higher than they were in historical periods. Prior to the Reorganization Transactions, the Operating and Personnel Payments were fixed, growing at 5% per annum and not linked to any financial line item. Under the New Management Agreement effective from the Exchange Date, the Operating and Personnel Payment for RPI is calculated as 6.5% of the Adjusted Cash Receipts for each quarter and 0.25% of the GAAP value of our security investments as of the end of such quarter, adjusted to reflect the actual GAAP value of our security investments. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our condensed consolidated statements of income, is payable in equal quarterly installments and increases by 5% annually on a compounded basis through the Legacy Date, after which it will be calculated as the greater of $1 million per quarter and 0.3125% of Royalty Investments (as defined therein). The expenses incurred in respect of the Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses in 2020 and on an ongoing basis.

Equity in (earnings) loss of nonconsolidated affiliates

Legacy SLP Interest

In connection with the Exchange Offer, we acquired a new equity method investment in the form of a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) in exchange for issuing shares in the Company. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and a performance income allocation on a similar basis. The performance income allocation attributable to us is equal to the general partner’s former contractual rights to the income of the Legacy Investors Partnerships.

As the Legacy Investors Partnerships are no longer participating in investment opportunities, the value of the Legacy SLP Interest is expected to decline over time. As of the Exchange Date, our equity method investee, the Legacy Investors Partnerships, also owns a non-controlling interest in Old RPI.

The Avillion Entities

During 2014, we entered into an agreement with our equity method investee (“Avillion I”) to invest up to $46.0 million over three years to fund a portion of the costs of a pivotal Phase III study for Pfizer’s Bosulif to expand its label into front-line chronic myeloid leukemia. The FDA approved a supplemental New Drug Application (“sNDA”) for Pfizer’s bosutinib in December 2017, which triggered a series of contractual fixed payments from Pfizer to Avillion I over a 10-year period, which we recognize through receipt of distributions from non-consolidated affiliates on the Statement of Cash Flows.

In 2018, we agreed to fund up to approximately $105 million over multiple years to fund a portion of the costs for Phase III clinical trials of our equity method investee (“Avillion II,” or together with Avillion I, the “Avillion Entities”), who simultaneously entered into a co-development agreement with AstraZeneca to advance PT027 (the “AZ asset”) through a global clinical development program for the treatment of asthma in exchange for a series of deferred payments and success-based milestones.

In March 2017, and through an amendment in December 2019, we entered into an agreement to invest $19.0 million to fund approximately 50% of the costs of a phase II clinical trial for the use of Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck Asset”) for the treatment of psoriasis in exchange for certain milestone and royalty payments. Development for the Merck Asset ceased in 2020 and we do not expect to record significant earnings or losses in the future related to this investment.

The business model of the Avillion Entities includes partnering with global biopharmaceutical companies to perform R&D in exchange for success-based milestones and/or royalties once products are commercialized.

Other (income) expense, net

Other (income) expense, net primarily includes the unrealized gains or losses on our derivatives, the change in fair market value of our equity securities, losses on extinguishment of debt, and interest income.

Net income attributable to non-controlling interest

The non-controlling interest prior to the Exchange Date, as discussed earlier in this MD&A, relates to RPSFT’s 20% share of earnings in the Collection Trust, which is a consolidated subsidiary of Old RPI.

As of the Exchange Date, the non-controlling interest balance on the unaudited condensed consolidated balance sheets includes a new non-controlling interest related to the ownership in Old RPI by the Legacy Investors Partnerships of approximately 18%. As the Legacy Investors Partnerships are no longer participating in investment opportunities of RPI, the value of this non-controlling interest is expected to decline over time.

Following the IPO, this line item also includes net income attributable to the RP Holdings Class B Interests held by the Continuing Investors Partnerships, and will include the Class C Special Interests held by EPA Holdings once certain conditions have been met. Net income attributable to the non-controlling interest related to the RP Holdings Class B Interests will decline over time if the investors who indirectly own the RP Holdings Class B Interests exchange those shares for Class A ordinary shares of Royalty Pharma plc.

Results of Operations

For the three and six months ended June 30, 2020 and 2019

The comparison of our historical results of operations for the three and six months ended June 30, 2020 and 2019 is as follows:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Income and other revenues:
Income from financial royalty assets	$474,177	$416,945	$57,232	13.7%	$937,021	$799,161	$137,860	17.3%
Revenue from intangible royalty assets	33,445	35,476	(2,031)	(5.7)%	68,428	78,722	(10,294)	(13.1)%
Other royalty income	3,310	5,187	(1,877)	(36.2)%	6,362	14,608	(8,246)	(56.4)%
Total income and other revenues	510,932	457,608	53,324	11.7%	1,011,811	892,491	119,320	13.4%
Operating expenses:
Research and development funding expense	5,776	21,457	(15,681)	(73.1)%	13,415	44,448	(31,033)	(69.8)%
Provision for changes in expected cash flows from financial royalty assets	47,278	72,210	(24,932)	(34.5)%	135,290	22,177	113,113	510.0%
Amortization of intangible royalty assets	5,733	5,733	—	—%	11,466	12,332	(866)	(7.0)%
General and administrative expenses	42,799	30,349	12,450	41.0%	80,864	54,775	26,089	47.6%
Total operating expenses	101,586	129,749	(28,163)	(21.7)%	241,035	133,732	107,303	80.2%
Operating income	409,346	327,859	81,487	24.9%	770,776	758,759	12,017	1.6%
Other (income)/expense:
Equity in (earnings)/loss of non-consolidated affiliates	(29,292)	8,144	(37,436)	(459.7)%	(20,218)	13,673	(33,891)	(247.9)%
Interest expense	34,189	69,168	(34,979)	(50.6)%	87,773	136,434	(48,661)	(35.7)%
Other (income) expense, net	(197,527)	71,777	(269,304)	(375.2)%	(7,851)	33,788	(41,639)	(123.2)%
Total other (income) expenses, net	(192,630)	149,089	(341,719)	(229.2)%	59,704	183,895	(124,191)	(67.5)%
Consolidated net income	601,976	178,770	423,206	236.7%	711,072	574,864	136,208	23.7%
Less: Net income attributable to non-controlling interest	(159,902)	(27,057)	(132,845)	491.0%	(197,758)	(55,707)	(142,051)	255.0%
Net income attributable to controlling interest	$442,074	$151,713	$290,361	191.4%	$513,314	$519,157	$(5,843)	(1.1)%

Total income and revenues

Income from financial royalty assets

Income from financial royalty assets by product for our top products for the three and six months ended June 30, 2020 and 2019 is as follows, in order of contribution to income for the six months ended June 30, 2020:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Cystic fibrosis franchise	$149,013	$103,470	$45,543	44.0	$289,044	$205,578	$83,466	40.6
Imbruvica	97,228	85,596	11,632	13.6	195,467	167,097	28,370	17.0
HIV franchise	63,726	63,626	100	0.2	129,502	122,804	6,698	5.5
Tysabri	53,955	56,981	(3,026)	(5.3)	110,230	113,706	(3,476)	(3.1)
Xtandi	25,849	26,371	(522)	(2.0)	49,236	52,095	(2,859)	(5.5)
Promacta	12,872	10,382	2,490	24.0	26,389	13,211	13,178	99.8
Other	71,534	70,519	1,015	1.4	137,153	124,670	12,483	10.0
Total income from financial royalty assets	$474,177	$416,945	$57,232	13.7	$937,021	$799,161	$137,860	17.3

Three months ended June 30, 2020 and 2019

Income from financial royalty assets increased by $57.2 million in the second quarter of 2020 compared to the same period of the prior year, primarily driven by strong performance of the cystic fibrosis franchise following the prior year approval of Trikafta as well as strong performance of Imbruvica. Additionally, we recorded $23.2 million in income in the second quarter of 2020 related to new assets acquired subsequent to the second quarter of 2019, including primarily Tazverik, Crysvita, and Prevymis, which was partially offset by declines from maturing assets, such as Lyrica and Letairis.

Six Months Ended June 30, 2020 and 2019

Income from financial royalty assets increased by $137.9 million in the six months ended June 30, 2020 compared to the same period of the prior year, primarily driven by the same factors as described above. Additionally, we recorded $38.8 million in income in the first six months of 2020 related to the new assets acquired subsequent to the second quarter of 2019 discussed above, which was partially offset by declines from maturing assets, such as Lyrica and Letairis.

Revenue from intangible royalty assets

Three months ended June 30, 2020 and 2019

Revenue from intangible royalty interests declined by $2.0 million in the second quarter of 2020 compared to the prior year period primarily due to the Januvia, Janumet and other DPP-IV royalties approaching maturity.

Six Months Ended June 30, 2020 and 2019

Revenue from intangible royalty interests declined by $10.3 million in the six months ended June 30, 2020 compared to the prior year period primarily driven by the same factors as described above.

Other royalty income

Three months ended June 30, 2020 and 2019

Other royalty income decreased by $1.9 million in the second quarter of 2020 primarily due to the expiration of our Prezista royalty in 2019.

Six Months Ended June 30, 2020 and 2019

Other royalty income decreased by $8.2 million in the six months ended June 30, 2020 compared to the prior year primarily due to Remicade, which expired in 2018 but for which we continued collecting royalties through the first quarter of 2019.

Research and development funding expense

Three months ended June 30, 2020 and 2019

R&D funding expense declined in the second quarter of 2020 as compared to the same period of the prior year as a result of satisfying our funding commitments in the fourth quarter of 2019 under our agreement with Pfizer.

Six Months Ended June 30, 2020 and 2019

R&D funding expense declined in the six months ended June 30, 2020 as compared to the same period of the prior year due to the same reason as described above.

Provision for changes in expected cash flows from financial royalty assets

The breakdown of our provision for changes in expected cash flows includes the
(1) provision for current expected credit losses, and
(2) income and expense activity for financial royalty assets whose cash flow forecasts have changed from the prior period.
As the latter activity is a combination of income and expense items, the provision breakdown by product, exclusive of the provision for current expected credit losses, is as follows, based on the largest contributors to each period’s income or expense:

(in thousands)
	Three months ended June 30,		Three months ended June 30,
Product	2020	Product	2019
Cystic fibrosis franchise	$98,381	Xtandi	$109,071
Soliqua	29,491	Tysabri	28,950
Crysvita	9,764	Erleada	13,169
Tysabri	(94,842)	HIV franchise	10,571
Xtandi	(11,188)	Cystic fibrosis franchise	(69,852)
Other	(11,053)	Other	(19,699)
Total provision, exclusive of provision for credit losses	20,553	Total provision, exclusive of provision for credit losses	72,210
Provision for current expected credit losses	26,725	Provision for current expected credit losses	—
Total provision	$47,278	Total provision	$72,210

(in thousands)
	Six months ended June 30,		Six months ended June 30,
Product	2020	Product	2019
Cystic fibrosis franchise	$98,381	Xtandi	$94,092
Crysvita	44,263	Tysabri	17,038
Imbruvica	31,543	Erleada	13,169
Xtandi	(113,219)	Cystic fibrosis franchise	(81,918)
Tysabri	(37,437)	Alogliptin	(21,714)
Other	3,076	Other	1,510
Total provision, exclusive of provision for credit losses	26,607	Total provision, exclusive of provision for credit losses	22,177
Provision for current expected credit losses	108,683	Provision for current expected credit losses	—
Total provision	$135,290	Total provision	$22,177

Three months ended June 30, 2020 and 2019

In the second quarter of 2020, we recorded provision expense of $47.3 million for changes in expected cash flows in comparison to a provision expense of $72.2 million for the same period of the prior year. Increases to the provision for Cystic fibrosis franchise, Soliqua and Crysvita were primarily driven by declines in sell-side equity research analysts’ consensus forecasts. Offsetting the provision expense was a large reversal of the cumulative allowances for Tysabri and Xtandi due to an increase in consensus forecasts.

In the second quarter of 2019, we recognized provision expense for Xtandi, Tysabri, Erleada, and Emtriva primarily driven by declines in sell-side equity research analysts’ consensus forecasts, offset by a large reversal of the cumulative allowance for Cystic fibrosis franchise due to an increase in consensus forecasts.

In connection with the adoption of ASU 2016-13 on January 1, 2020, we recognized a provision for current expected credit losses of $26.7 million in the second quarter of 2020 for which we did not have comparable activity in the same period prior year. The primary drivers of the current period provision expense relate to an increase in the balance of financial royalty assets subject to credit risk and the credit rating of associated marketers.

Six Months Ended June 30, 2020 and 2019

In the first six months ended June 30, 2020, we recorded provision expense of $135.3 million for changes in expected cash flows in comparison to a provision expense of $22.2 million for the same period of the prior year. Increases to the provision for Cystic fibrosis franchise, Crysvita and Imbruvica were primarily driven by declines in sell-side equity research analysts’ consensus forecasts. Offsetting the provision expense was a large reversal of the cumulative allowance for Xtandi and Tysabri due to an increase in consensus forecasts.

In the first six months of 2019, we recognized provision expense for Xtandi, Tysabri and Erleada primarily driven by declines in sell-side equity research analysts’ consensus forecasts, offset by a large reversal of the cumulative allowance for Cystic fibrosis franchise due to an increase in consensus forecasts.

In addition, we recognized a provision for current expected credit losses of $108.7 million in the first six months of 2020 for which we did not have comparable activity in the same period prior year. The primary drivers of the current period provision expense are the same as those described above.

G&A expenses

Three months ended June 30, 2020 and 2019

G&A expenses increased $12.5 million in the second quarter of 2020 compared to the same period of the prior year, primarily as a result of an increase in the Operating and Personnel Fees following the execution of the New Management Agreement, increased cost of non-recurring professional services incurred in preparation for our IPO, and share-based compensation associated with shares granted in the second quarter of 2020, offset by lower legal expenses.

Six Months Ended June 30, 2020 and 2019

G&A expenses increased $26.1 million in the six months ended June 30, 2020 compared to the same period of the prior year, primarily driven by the factors as described above. Additionally, the increase is also driven by higher cost of non-recurring professional services incurred in connection with the Reorganization Transactions and our IPO, including fees related to the refinancing of our debt in the first quarter of 2020.

Equity in loss/(earnings) of non-consolidated affiliates

Three months ended June 30, 2020 and 2019

In connection with the Exchange Offer, we acquired the Legacy SLP Interest valued at $303.7 million in exchange for issuing shares in the Company. During the second quarter of 2020, we recorded equity in earnings of $20.2 million attributable to our income allocation in the Legacy Investors Partnerships.

Equity in earnings of the Avillion Entities was higher in the second quarter of 2020 compared to the same period in 2019 primarily driven by a gain related to the completion of the Merck development program during the second quarter of 2020, which triggered a distribution received in the period.

Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020, we recorded equity in earnings of $23.4 million attributable to our income allocation in the Legacy Investors Partnerships.

Equity in earnings of the Avillion Entities was higher in the six months ended June 30, 2020 compared to the same period in 2019 for the reasons as described above.

Interest expense

Three months ended June 30, 2020 and 2019

Interest expense declined $35.0 million in the second quarter of 2020 as compared to the same period of the prior year as a result of the Reorganization Transactions and subsequent refinancing of RPIFT’s prior credit facilities that occurred in February 2020. Our subsidiary issued $6.0 billion of new debt in February of 2020 at lower interest rates. Refer to the Liquidity and Sources of Capital section within this MD&A for additional discussion of our new credit facilities.

Six Months Ended June 30, 2020 and 2019

Interest expense declined $48.7 million in the six months ended June 30, 2020 as compared to the same period of the prior year as a result of the Reorganization Transactions and subsequent refinancing of RPIFT’s prior credit facilities as described above.

Other (income) expense, net

Three months ended June 30, 2020 and 2019

Other income was $197.5 million in the second quarter of 2020 compared to other expense of $71.8 million in the second quarter of 2019. We recorded unrealized gains on equity securities in the second quarter of 2020 of $193.9 million primarily due to an increased share price of our investees. In the prior year period, we recorded $39.4 million in unrealized loss related to our interest swap and $36.8 million in unrealized loss related to our equity securities.

Six Months Ended June 30, 2020 and 2019

Other income was $7.9 million in the six months ended June 30, 2020 compared to other expense of $33.8 million in the six months ended June 30, 2019. In the first six months of 2020, we recorded unrealized gains on equity securities of $40.7 million primarily an net increased share price of our investees which was offset by unrealized losses on derivative contracts of $32.8 million primarily related to unrealized loss on our interest rate swaps due to adverse movements in the LIBOR curve and a decrease in fair value related to our Epizyme warrant. In the prior year period, we recorded $65.3 million in unrealized loss on derivative contracts related to our interest rate swaps and $16.9 million in unrealized gain on equity securities.

Net income attributable to non-controlling interest

Three months ended June 30, 2020 and 2019

As of the Exchange Date, a new non-controlling interest exists related to the ownership in Old RPI by the Legacy Investors Partnerships of approximately 18%. As a result of the IPO, holders of our Class B ordinary shares also represent a non-controlling interest.

During the second quarter of 2020, we recorded net income attributable to the Legacy Investors Partnerships and the Continuing Investors Partnerships for their ownership of RP Holdings Class B Interests of $107.7 million and $31.6 million, respectively. The net income attributable to non-controlling interest in each period of 2020 is larger than in the comparable prior year periods as a result of ownership changes related to the Reorganization Transactions and the IPO. We now have four different components of non-controlling interest and total ownership by non-controlling interest of 56% versus ownership by non-controlling interest related solely to RPSFT in the prior year period of less than 1%.

During the second quarter of 2020 and 2019, we recorded net income attributable to RPSFT of $20.6 million and $27.1 million, respectively. Net income attributable to RPSFT is expected to continue to decline as the assets held by RPCT mature.

Six Months Ended June 30, 2020 and 2019

In the six months ended June 30, 2020, we recorded net income attributable to the Legacy Investors Partnerships and the Continuing Investors Partnerships for their ownership of RP Holdings Class B Interests of $120.6 million and $31.6 million, respectively.

During the six months ended June 30, 2020 and 2019, we recorded net income attributable to RPSFT of $45.6 million and $55.7 million, respectively. Income attributable to RPSFT is expected to continue to decline as the assets held by the Collection Trust mature.

Key developments relating to our portfolio in 2019-2020

The key developments impacting our cash receipts and income and revenue from our royalty interests are discussed below:

•Erleada. In September 2019, the FDA approved an supplemental New Drug Application ("sNDA") for Erleada for the treatment of men with metastatic castration-sensitive prostate cancer.

•Cystic fibrosis franchise. In October 2019, Trikafta, the Vertex triple combination therapy, received FDA approval for the treatment of cystic fibrosis in people ages 12 years and older who have at least one F508del mutation of the cystic fibrosis transmembrane conductance regulator (CFTR) gene. This approval significantly expanded the addressable market that can be treated with Vertex’s cystic fibrosis products, all of which we are entitled royalties on, and also increased the duration of our royalty to 2037.

In November 2019, Vertex announced that it reached an agreement with France’s Economic Committee of Health Care Products (CEPS) for a national reimbursement deal of Orkambi. As a result, we experienced a reduction in our royalty receipts in 2020 of approximately $41 million, to reflect a true-up related to prior periods where we collected royalties on sales in France of Orkambi at a higher selling price. In October 2019, Vertex announced that it reached an agreement with National Health Service England, where eligible patients will receive access to Orkambi and Symkevi, and access to Kalydeco will be expanded.

In June 2020, Vertex announced that EMA’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion for the triple combination therapy in a combination with Kalydeco in people ages 12 and older with cystic fibrosis with the most common genotype. If granted Marketing Authorization, people ages 12 and older in Europe who have one F508del mutation and one minimal function mutation will for the first time be able to benefit from a medicine that treats the underlying cause of the disease, and people 12 years of age and older who have two F508del mutations also will be eligible for the new triple combination regimen.

In June 2020, Vertex announced that it had expanded its reimbursement agreement with NHS England for the company’s cystic fibrosis medicines to include Kaftrio, in a combination regimen with Kalydeco, ahead of the medicine’s anticipated approval by the European Commission. The new expanded agreement includes reimbursed access to Vertex’s currently licensed medicines, as well as the triple combination therapy if approved, and any future additional licensed indications for all of these medicines.

•Imbruvica. In January 2019, the FDA approved Imbruvica in combination with obinutuzumab as the first non-chemotherapy anti-CD20 combination regimen for treatment-naïve chronic lymphocytic leukemia (“CLL”) patients. In August 2019, the EMA broadened the label for Imbruvica to include two new uses: in combination with obinutuzumab in adult patients with previously untreated CLL and in combination with rituximab for the treatment of adult patients with WM. In November 2019, AbbVie submitted an sNDA to the FDA for Imbruvica in combination with rituximab for treatment-naïve younger adults with CLL.

•Soliqua. In February 2019, the FDA approved the expanded use of Soliqua to include patients with type 2 diabetes who are uncontrolled on oral antidiabetic medicines.

•Bosulif. On December 19, 2017, Avillion announced that the FDA approved an sNDA for Pfizer’s Bosulif (bosutinib). Avillion is eligible to receive fixed payments from Pfizer based on this approval over a 10-year period. We received our first annual distribution of $39.4 million from Avillion in the first quarter of 2018 and our second annual distribution of $14.1 million in the first quarter of 2019, reflected as Distributions from non-consolidated affiliates on the Statement of Cash Flows.

•Tazverik. In December 2019, the Oncologic Drugs Advisory Committee of the FDA voted in favor of the benefit-risk profile of tazemetostat as a treatment for patients with metastatic or locally advanced epithelioid sarcoma (“ES”), not eligible for curative surgery. On January 23, 2020, the FDA granted accelerated approval of Tazverik (tazemetostat) in ES.

In addition, in December 2019 Epizyme submitted an NDA to the FDA for accelerated approval of tazemetostat for the treatment of patients with relapsed or refractory follicular lymphoma (“rrFL”), both with or without EZH2 activating mutations, who have received at least two prior lines of systemic therapy.

In February 2020, the FDA accepted Epizyme’s regulatory submission for accelerated approval of Tazverik in rrFL and set a Prescription Drug User Fee Act (“PDUFA”) in June 2020. In June 2020, Epizyme announced that the FDA approved the sNDA for Tazverik (tazemetostat) for rrFL.

In June 2020, Epizyme, Inc. announced that the FDA granted accelerated approval of the supplemental New Drug Application (sNDA) for Tazverik for two distinct follicular lymphoma (FL) indications, including adult patients with relapsed or refractory FL whose tumors are positive for an EZH2 mutation as detected by an FDA-

approved test and who have received at least two prior systemic therapies and adult patients with relapsed or refractory FL who have no satisfactory alternative treatment options.

•Trodelvy (sacituzumab govitecan-hziy). In December 2019, Immunomedics announced the resubmission of the biologics licensing application seeking accelerated approval of sacituzumab govitecan for the treatment of patients with metastatic triple-negative breast cancer who have received at least two prior therapies for metastatic disease in December 2019. This resubmission followed the receipt of a complete response letter from the FDA in January 2019.

In April 2020, Immunomedics announced that the FDA granted accelerated approval of Trodelvy (sacituzumab govitecan-hziy) for the treatment of patients with metastatic triple-negative breast cancer (“TNBC”) who have received at least two prior therapies for metastatic disease. Trodelvy is the first antibody-drug conjugate (“ADC”) approved by the FDA specifically for TNBC.

•Nurtec ODT (rimegepant). Biohaven submitted two New Drug Applications (“NDAs”) to the FDA for two formulations of rimegepant in the second quarter of 2019 using a priority review voucher to expedite the regulatory review period. In February 2020, Biohaven announced that the FDA approved Nurtec ODT (rimegepant) for the acute treatment of migraine in adults.

•Ibrance. In May 2020, Pfizer reported that the independent data monitoring committee for the PALLAS trial had concluded after the recent interim analysis that the PALLAS trial is “unlikely to show a statistically significant improvement in the primary endpoint of invasive disease-free survival.” If Pfizer’s PENELOPE-B trial is successful, we will be entitled to receive approval-based fixed milestone payments of $250 million.

•Tecfidera. We continued collecting milestone receipts quarterly throughout 2018; however, our contractual agreement covering our milestones on cumulative sales of Tecfidera ended in 2018, and therefore receipts from Tecfidera ceased after the final milestone was collected in the first quarter of 2019.

Non-GAAP Financial Results

In addition to analyzing our results on a GAAP basis, management also reviews our results on a non-GAAP basis. There is no direct correlation between income from financial royalty assets and royalty receipts due to the nature of the accounting methodology applied for classified as financial royalty assets. Further, income from financial royalty assets and the provision for changes in expected cash flows related to these financial royalty assets can be volatile and unpredictable. As a result, management places importance on royalty receipts as they are predictable and we use them as a measure of our operating performance. Refer to section titled “Non-GAAP Reconciliation” for additional discussion of management’s use of non-GAAP measures as supplemental financial measures and reconciliations from the most directly GAAP comparable measures of Net cash provided by operating activities.

Adjusted Cash Receipts is a measure calculated with inputs directly from the Statement of Cash Flows and includes (1) royalty receipts by royalty asset: (i) Cash collections from royalty assets (financial assets and intangible assets), (ii) Other royalty cash collections, (iii) Distributions from non-consolidated affiliates and (iv) Proceeds from available for sale debt securities; less Distributions to non-controlling interest, which represents distributions to our historical non-controlling interest attributable to a de minimis interest in RPCT held by certain legacy investors and to a new non-controlling interest that was created as a result of the Exchange Offer Transactions in February 2020 related to the Legacy Investors Partnerships' ownership of approximately 18% in Old RPI. Adjusted Cash Receipts is most directly comparable to the GAAP measure of Net cash provided by operating activities.

Adjusted EBITDA and Adjusted Cash Flow are similar non-GAAP liquidity measures that are both most closely comparable to the GAAP measure, Net cash provided by operating activities. Adjusted EBITDA is important to our lenders and is defined under the credit agreement Adjusted Cash Receipts less payments for operating and professional costs. Operating and professional costs are comprised of Payments for operating costs and professional services and Payments for rebates from the Statement of Cash Flows.

Adjusted Cash Flow is defined as Adjusted EBITDA less (1) Development-stage funding payments – ongoing, (2) Interest paid, net, (3) Swap collateral (posted) or received, net, (4) Swap termination payments, and (5) Investment in non-consolidated affiliates, and plus (1) Contributions from non-controlling interest- R&D, all directly reconcilable to the Statement of Cash Flows.

Adjusted Cash Receipts and Adjusted Cash Flow are used by management as key liquidity measures in the evaluation of our ability to generate cash from operations. Both measures are an indication of the strength of the Company and the performance of the business. Management also uses Adjusted Cash Flow to compare its performance against non-GAAP adjusted net income used by companies in the biopharmaceutical industry. Adjusted EBITDA, as derived from Adjusted Cash Receipts, is used by our lenders to assess our ability to meet our financial covenants.

The table below includes the royalty receipts for the six months ended June 30, 2020 and 2019 by royalty for our Growth Products and Mature Products, as defined in “—Portfolio Overview” above, and the period-over-period variance.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Six-Months Year-to-date Change
	2020	2019	2020	2019	$	%
Growth Products
Cystic fibrosis franchise	$136,119	$85,745	$235,522	$192,684	$42,838	22.2%
Tysabri	92,517	81,985	176,324	164,620	11,704	7.1%
Imbruvica	81,513	66,247	159,222	127,349	31,873	25.0%
HIV franchise	64,692	52,193	148,579	128,576	20,003	15.6%
Januvia, Janumet, Other DPP-IVs	34,859	41,082	69,647	73,820	(4,173)	(5.7)%
Xtandi	34,131	27,040	68,908	54,608	14,300	26.2%
Promacta	26,653	19,335	62,401	19,335	43,066	222.7%
Farxiga/Onglyza	8,257	—	8,257	—	8,257	—
Prevymis	6,413	—	6,413	—	6,413	—
Crysvita	2,620	—	2,620	—	2,620	—
Erleada	1,772	—	3,210	—	3,210	—
Emgality	2,236	—	4,213	—	4,213	—
Other Growth Products (1)	76,211	36,206	144,929	92,846	52,083	56.1%
Total Royalty Receipts - Growth Products	$567,993	$409,833	$1,090,245	$853,838	$236,407	27.7%

Mature Products
Tecfidera (2)	$—	$—	$—	$150,000	$(150,000)	(100.0)%
Lyrica	6,470	35,134	12,557	64,739	(52,182)	(80.6)%
Letairis	7,713	22,458	22,275	60,917	(38,642)	(63.4)%
Remicade	—	—	—	6,068	(6,068)	(100.0)%
Other mature products (3)	2,802	7,761	3,545	17,924	(14,379)	(80.2)%
Total Royalty Receipts - Mature Products	$16,985	$65,353	$38,377	$299,648	$(261,271)	(87.2)%
Distributions to non-controlling interest	(123,159)	(36,398)	(284,546)	(77,858)	(206,688)	265.5%
Adjusted Cash Receipts (non-GAAP)	$461,819	$438,788	$844,076	$1,075,628	$(231,552)	(21.5)%
Payments for operating and professional costs	(44,147)	(29,439)	(69,985)	(47,144)	(22,841)	48.4%
Adjusted EBITDA (non-GAAP)	$417,672	$409,349	$774,091	$1,028,484	$(254,393)	(24.7)%
Development-stage funding payments - ongoing	(5,776)	(21,457)	(13,415)	(44,448)	31,033	(69.8)%
Interest paid, net	(30,967)	(61,458)	(79,834)	(115,807)	35,973	(31.1)%
Swap collateral received or (posted), net	—	(25,950)	45,252	(26,310)	71,562	(272.0)%
Swap termination payments	—	—	(35,448)	—	(35,448)	—
Investment in non-consolidated affiliates	(16,120)	(9,842)	(29,262)	(18,684)	(10,578)	56.6%
Contributions from non-controlling interest- R&D	3,854	—	5,114	—	5,114	—
Adjusted Cash Flow (non-GAAP)	$368,663	$290,642	$666,498	$823,235	$(156,737)	(19.0)%

Fully diluted shares outstanding	607,107	n/a	607,107	n/a

(1) Other Growth Products include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions received from non-consolidated affiliates on the Statement of Cash Flows), Cimzia, Conbriza/Fablyn/Viviant, Entyvio, Lexiscan, Mircera, Myozyme, Nesina, Priligy, and Soliqua. Other Growth Products also include contributions from the Legacy SLP Interest and a distribution from Avillion in respect of the Merck Asset, for which development ceased in

2020, and for which the receipt is presented as Distributions received from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows.
(2) Receipts from our Tecfidera milestone payments are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows.
(3) Other Mature Products primarily include royalties on the following products: Prezista, Rotateq, Savella and Thalomid.

Adjusted Cash Receipts (non-GAAP)

Adjusted Cash Receipts declined by $231.6 million in the six months ended June 30, 2020 compared to the same period of 2019 primarily driven by increased distribution to non-controlling interest as a result of a new non-controlling interest created related to the Legacy Investors Partnerships' ownership of approximately 18% in Old RPI following our Exchange Offer Transactions in February 2020. The decline in Adjusted Cash Receipts is further attributable to a decline in royalty receipts related to Mature Products, the most significant of which was Tecfidera. The decline was offset by an increase in royalty receipts from our Growth Products of $236.4 million in the six months ended June 30, 2020 compared to the same period of 2019, driven primarily by the performance of Cystic fibrosis franchise, Imbruvica, the 2019 acquisition of Promacta, and 2020 acquisitions including Entyvio and the Legacy SLP Interest, both of which are included in Other Growth Products. Below we discuss the key drivers of royalty receipts from our Growth Products.

Growth Products

• Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko and Trikafta, all approved for patients with certain mutations causing cystic fibrosis, increased by $42.8 million in the six months ended June 30, 2020 compared to the same period of 2019, primarily driven by the highly successful launch of Trikafta in the U.S. and partially offset by a clawback adjustment related to Vertex’s agreement with the French Authorities for a national reimbursement deal for Orkambi during the first quarter of 2020.

• Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $11.7 million in the six months ended June 30, 2020 compared to the same period of 2019, benefiting from extra shipping days and a pricing adjustment in Italy related to prior periods as well as accelerated sales that occurred related to COVID-19.

• Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, increased by $31.9 million in the six months ended June 30, 2020 compared to the same period of 2019, driven by continued penetration in patients with chronic lymphocytic leukemia.

• HIV franchise – Royalty receipts from the HIV franchise, which is based on products marketed by Gilead that contain emtricitabine, including Biktarvy, Genvoya and Truvada, among others, increased by $20.0 million in the six months ended June 30, 2020 compared to the same period of 2019. This increase was driven by strong performance of Biktarvy offset by decreases in sales of other combination products.

• Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs for type 2 diabetes, which includes Januvia and Janumet, both marketed by Merck & Co., declined slightly primarily driven by the continued pricing pressure in the U.S.

• Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $14.3 million in the six months ended June 30, 2020 compared to the same period of 2019, driven by demand in across various prostate cancer indications.

• Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia and aplastic anemia, increased by $43.1 million in the six months ended June 30, 2020 compared to the same period of 2019. We acquired the Promacta royalty in March 2019 and did not record royalty receipts for Promacta until the second quarter of 2019.

Mature Products

The declines in our royalty receipts from Mature Products were primarily related to Tecfidera. Our contractual agreement covering our milestones on cumulative sales of Tecfidera up to $20 billion ended in 2018 and therefore, receipts from Tecfidera ceased after the final milestone was collected in the first quarter of 2019. We also saw declines in receipts from the losses of exclusivity for Lyrica and Letairis.

Distributions to Non-Controlling Interests

Distributions to non-controlling interests increased by $206.7 million in the six months ended June 30, 2020 compared to the same period of 2019, which negatively impacts Adjusted Cash Receipts. This increase is due to the additional 18% contractual non-controlling interest held by the Legacy Investors Partnerships that arose in the Exchange Offer. The increased distributions related to the Legacy Investors Partnerships were partially offset by a decline in distributions related to RPSFT from the maturation of several royalties held by the RPCT, including Humira and Remicade.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA declined by $254.4 million in the six months ended June 30, 2020 compared to the same period of 2019, also as a result of the factors noted above in “Adjusted Cash Receipts (Non-GAAP).” In addition, payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, increased in 2020 as a result of higher costs for Operating and Personnel Payments under the terms of our New Management Agreement and increased costs for professional services paid in connection with the Reorganization Transactions and our IPO.

Adjusted Cash Flow (non-GAAP)

Adjusted Cash Flow declined by $156.7 million in the six months ended June 30, 2020 compared to the same period of 2019 primarily for the same reasons noted above in “Adjusted Cash Receipts (Non-GAAP).” In 2020, we paid $35.4 million to terminate our interest rate swaps executed in connection with the Reorganization Transactions, which was offset by the return of collateral, lower ongoing development stage funding payments and lower interest payments on our new credit facilities.

Non-GAAP Reconciliations

Adjusted Cash Receipts, Adjusted EBITDA and Adjusted Cash Flow are non-GAAP measures presented as supplemental measures to our GAAP financial performance. These non-GAAP financial measures exclude the impact of certain items and therefore have not been calculated in accordance with GAAP. In each case, because our operating performance is a function of our liquidity, the non-GAAP measures used by management are presented and defined as supplemental liquidity measures. We caution readers that amounts presented in accordance with our definitions of Adjusted Cash Receipts, Adjusted EBITDA, and Adjusted Cash Flow may not be the same as similar measures used by other companies. Not all companies and analysts calculate the non-GAAP measures we use in the same manner. We compensate for these limitations by using non-GAAP financial measures as supplements to GAAP financial measures and by presenting the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures, in each case being Net cash provided by operating activities.

We believe that Adjusted Cash Receipts and Adjusted Cash Flow provide meaningful information about our operating performance because the business is heavily reliant on its ability to generate consistent cash flows and these measures reflect the core cash collections and cash charges comprising our operating results. Management strongly believes that our significant operating cash flow is one of the attributes that attracts potential investors to our business.

In addition, we believe that Adjusted Cash Receipts and Adjusted Cash Flow help identify underlying trends in the business and permit investors to more fully understand how management assesses the performance of the Company, including planning and forecasting for future periods. Adjusted Cash Receipts and Adjusted Cash Flow are used by management as key liquidity measures in the evaluation of the Company’s ability to generate cash from operations. Both measures are an indication of the strength of the Company and the performance of the business. Management uses Adjusted Cash Receipts and Adjusted Cash Flow when considering available cash, including for decision-making purposes related to funding of acquisitions, voluntary debt repayments, dividends and other discretionary investments. Further, these non-GAAP financial measures help management, the audit committee, and investors evaluate the Company’s ability to generate liquidity from operating activities.

Management believes that Adjusted EBITDA is an important non-GAAP measure in analyzing our liquidity and is a key component of certain material covenants contained within the Company’s Credit Agreement. Noncompliance with the interest coverage ratio and leverage ratio covenants under the credit agreement could result in our lenders requiring the Company to immediately repay all amounts borrowed. If we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to the assessment of our liquidity.

Management uses Adjusted Cash Flow to evaluate its ability to generate cash and performance of the business and to evaluate the Company’s performance as compared to its peer group. Management also uses Adjusted Cash Flow to compare its performance against non-GAAP adjusted net income measures used by many companies in the biopharmaceutical industry, even though each company may customize its own calculation and therefore one company’s metric may not be directly comparable to another’s. We believe that non-GAAP financial measures, including Adjusted Cash Flow, are frequently used by securities analysts, investors, and other interested parties to evaluate companies in our industry.

The non-GAAP financial measures used in this earnings release have limitations as analytical tools, and you should not consider them in isolation or as a substitute for the analysis of our results as reported under GAAP. We have provided a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure, in each case being Net cash provided by operating activities below.

To arrive at Adjusted Cash Receipts, we start with the GAAP line item, Net cash provided by operating activities, and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (Tecfidera milestone payments), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Interest paid, net of interest received, (4) Development-stage funding payments that are intended to generate royalties in the future, (5) Payments for professional services, (6) Payments for rebates, and (7) Swap termination payments, and to deduct (1) Distributions to non-controlling interests, which represents distributions to our historical non-controlling interest attributable to a de minimis interest in RPCT held by certain legacy investors and to a new non-controlling interest that was created as a result of the Exchange Offer Transactions in February 2020 related to the Legacy Investors Partnerships' ownership of approximately 18% in Old RPI, and (2) Swap collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or, Adjusted Cash Receipts.

To arrive at Adjusted EBITDA, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (Tecfidera milestone payments), (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Interest paid, net of interest received and (4) Development-stage funding payments, and (5) Swap termination payments, and to deduct (1) Distributions to non-controlling interest and (2) Swap collateral posted or (received), net.

To arrive at Adjusted Cash Flow, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (Tecfidera milestone payments), (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Development-stage funding payments – upfront, and (4) Contributions from non-controlling interest- R&D, and to deduct (1) Distributions to non-controlling interest and (2) Investment in non-consolidated affiliates. This is intended to present an Adjusted Cash Flow measure that is representative of cash generated from the broader business strategy of acquiring royalty-generating assets that are available for reinvestment and for discretionary purposes.

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net cash provided by operating activities (GAAP)	$489,004	$336,881	$960,108	$769,777
Adjustments:
Tecfidera milestone payments (1)	—	—	—	150,000
Distributions from non-consolidated affiliates - investing (2)	15,084	—	15,084	—
Interest paid, net (2)	30,967	61,458	79,834	115,807
Development stage funding payments - ongoing (3)	5,776	21,457	13,415	44,448
Payments for operating costs and professional costs	44,147	29,439	69,985	47,144
Swap termination payments	—	—	35,448	—
Distributions to non-controlling interests	(123,159)	(36,398)	(284,546)	(77,858)
Swap collateral posted or received, net (2)	—	25,950	(45,252)	26,310
Adjusted Cash Receipts (non-GAAP)	$461,819	$438,787	$844,076	$1,075,628

Net cash provided by operating activities (GAAP)	489,004	336,881	960,108	769,777
Adjustments:
Tecfidera milestone payments (1)	—	—	—	150,000
Distributions from non-consolidated affiliates - investing (2)	15,084	—	15,084	—
Interest paid, net (2)	30,967	61,458	79,834	115,807
Development stage funding payments - ongoing (3)	5,776	21,457	13,415	44,448
Swap termination payments	—	—	35,448	—
Distributions to non-controlling interests	(123,159)	(36,398)	(284,546)	(77,858)
Swap collateral posted or received, net (2)	—	25,950	(45,252)	26,310
Adjusted EBITDA (non-GAAP)	$417,672	$409,348	$774,091	$1,028,484

Net cash provided by operating activities (GAAP)	489,004	336,881	960,108	769,777
Tecfidera milestone payments (1)	—	—	—	150,000
Distributions from non-consolidated affiliates - investing (2)	15,084	—	15,084	—
Distributions to non-controlling interests (2)	(123,159)	(36,398)	(284,546)	(77,858)
Investment in non-consolidated affiliates (2)	(16,120)	(9,842)	(29,262)	(18,684)
Contributions from non-controlling interests-R&D (2), (4)	3,854	—	5,114	—
Adjusted Cash Flow (non-GAAP)	$368,663	$290,641	$666,498	$823,235

(1) Receipts from our Tecfidera milestone payments are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows.
(2) The table below shows the line item for each adjustment and the direct location for such line item on the Statement of Cash Flows.

Reconciling adjustment	Statement of Cash Flows classification
Investments in non-consolidated affiliates	Investing activities
Distributions to non-controlling interests	Financing activities
Interest paid, net	Operating activities (Interest paid less Interest received)
Swap collateral posted or (received), net	Operating activities (Swap collateral received less Swap collateral posted)
Contributions from non-controlling interest- R&D	Financing activities
Distributions from non-consolidated affiliates - investing	Investing activities

(3) Our lenders consider all payments made to support R&D activities for products undergoing late-stage development similar to asset acquisitions as these funds are expected to generate operational returns in the future. All development-stage funding payments - ongoing and upfront - run through R&D funding expense in net income and are added back in aggregate to Net cash provided by operating activities to arrive at Adjusted EBITDA. As a result, Adjusted EBITDA captures the full add-back for R&D funding payments while Adjusted Cash Flow only reflects the add-back for the upfront portion of development-stage funding payments due to the fact that development-stage funding payments – ongoing are considered an ongoing business expense.
(4) We consider all payments to fund our operating joint ventures that are performing research and development activities for products undergoing late stage development similar to asset acquisitions as these funds are expected to generate operational returns in the future. As a result, amounts funded through capital calls by our equity method investees, the Avillion entities, are added back to Adjusted Cash Flow.

Investments Overview

Ongoing investment in new royalties is fundamental to the long-term prospects of our business. New investments provide a source of growth for our royalty receipts, supplementing growth within our existing portfolio and offsetting declines for products in our portfolio that have lost market exclusivity. Our team has established a strong track record of identifying, evaluating and investing in royalties tied to leading products across therapeutic areas and treatment modalities. We invest in approved products and development-stage product candidates that have generated robust proof of concept data. We invest in these therapies through the purchase of royalties, by making hybrid investments and by acquiring businesses with significant existing royalty assets or the potential for the creation of such assets.

During the second quarter of 2020, we invested $497.2 million in royalties and related assets, including two new investments. For the first six months of 2020, we invested $667.3 million in royalties and related assets, including 4 new investments. While volatility exists in the quantum of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of royalty acquisition activity

•In August 2020, we entered into an expanded agreement with Biohaven Pharmaceuticals for up to $450 million to fund the development of zavegepant and the commercialization of Nurtec ODT. Biohaven will receive a $150 million upfront payment and an additional $100 million payment upon the start of the oral zavegepant phase 3 program. Royalty Pharma will receive a royalty on Nurtec ODT and zavegepant and success-based milestone payments based on zavegepant regulatory approvals. We will also provide further support for the ongoing launch of Nurtec ODT through the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200 million payable between 2021 and 2024.

•In July of 2020, we acquired a royalty on risdiplam, a development-stage product for the treatment of treatment of Types 1, 2 and 3 spinal muscular atrophy (SMA) from PTC Therapeutics, Inc., in exchange for an upfront payment of $650 million. Evrysdi (risdiplam) was subsequently approved by the FDA in August 2020, representing the first at home, oral treatment approved for infants, children and adults with all SMA types.

•In the second quarter of 2020, we acquired a royalty on 1) Prevymis, an approved product to prevent cytomegalovirus (“CMV”) infection in stem cell transplants, from AiCuris Anti-infective Cures GmbH in exchange for an upfront payment of $220 million, and 2) IDHIFA, an approved product a product for the treatment of adult patients with relapsed or refractory acute myeloid leukemia (AML) with an isocitrate dehydrogenase-2 (IDH2) mutation, from Agios Pharmaceuticals, Inc. in exchange for an upfront payment of $255 million.

•In the first quarter of 2020, we acquired a royalty on Entyvio, an approved product for the treatment of ulcerative colitis and Crohn’s disease, from The General Hospital Corporation in exchange for an upfront payment of $86.6 million.

•In the first quarter of 2019, we entered into a preferred share purchase agreement with Biohaven through which we purchased $125 million in preferred shares and may be required to purchase up to an additional $75 million in preferred shares at Biohaven’s option, providing us with a fixed return on redemption of two times our investment on FDA approval of Biohaven’s pipeline product, Nurtec ODT (rimegepant), for migraine treatment. The FDA approved Nurtec ODT (rimegepant) for the acute treatment of migraine in adults in February 2020.

•In the first quarter of 2019, we acquired the following: (1) a royalty on Promacta, an approved product for the treatment of chronic immune thrombocytopenia and aplastic anemia, from Ligand in exchange for an upfront payment of $827 million, (2) a royalty on Eli Lilly’s Emgality, an approved product for the treatment of migraine, from Atlas Ventures and Orbimed for $260 million and (3) a royalty on Johnson & Johnson’s Erleada, an approved product for the treatment of prostate cancer, from the Regents of the University of California for $105.4 million and potential future milestones.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the six months ended June 30, 2020 and 2019, we generated $960.1 million and $769.8 million, respectively, in cash provided by operations. We believe that our existing capital resources and cash provided by operations will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and research and development funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses after this offering, other than research and development funding commitments, will include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds at numerous banks worldwide and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In June 2020, we completed our IPO and received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. Our ability to satisfy our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.

We have historically funded our acquisition program through free cash flow, equity contributions and debt. Our low operating costs coupled with a lack of capital expenditures and low taxes have contributed to our strong financial profile, resulting in high operating leverage and high conversion of our Adjusted Cash Receipts to Adjusted Cash Flow. We expect to continue funding our current and planned operating costs (excluding acquisitions) principally through our cash flow from operations and our acquisition program through cash flow and issuances of equity and debt. In the past, we have supplemented our available cash and cash equivalents on hand with attractive debt capital to fund certain strategic acquisitions.

As of June 30, 2020, we had total long-term debt outstanding of $5.7 billion. As of December 31, 2019, we had total long-term debt outstanding of $6.0 billion. In February 2020, in connection with the Exchange Offer Transactions, we repaid our outstanding debt held by RPIFT in full and issued new long-term debt at RPI Intermediate FT.

Cash flows

The following table summarizes our cash flow activities:

(in thousands)	Six Months Ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities	$960,108	$769,777
Investing activities	$(922,316)	$(1,475,537)
Financing activities	$2,121,956	$(625,135)

Analysis of Cash Flow Changes

Operating activities

Cash provided by operating activities increased by $190.3 million in the six months ended June 30, 2020 compared to the same period of the prior year. The primary driver was an increase in financial royalty receipts of $108.4 million and $82.9 million increase in cash related to the termination of our swaps and lower interest paid under the refinanced credit facilities.

Investing activities

Cash used in investing activities declined by $553.2 million in the six months ended June 30, 2020 compared to the same period of the prior year, primarily due to larger acquisitions of financial royalty asset in the prior year period. We acquired three new financial royalty assets in each of the six months ended June 30, 2020 and 2019. The decline is further attributable to our Tysabri milestone payment made in the prior year period in addition to the purchase of available for sale debt securities in the same prior year period. The overall decline in investing activities in the six months ended June 30, 2020 was partially offset by purchases of marketable securities in the current period, which we did not have in the comparative period.

Financing activities

In the six months ended June 30, 2020, we had cash provided by financing activities as opposed to cash used by financing activities in the comparative period. The proceeds from the issuance of ordinary shares upon our initial public offering in June 2020 provided $1.9 billion, net of offering costs paid. The repayment of RPIFT’s outstanding debt in February 2020, including through amounts contributed by a non-controlling interest, and subsequent debt issuance resulted in net proceeds of $869.6 million. This was offset by a $234.7 million increase in distributions to non-controlling interest in the six months ended June 30, 2020 due to the new contractual non-controlling interest held by the Legacy Investors Partnerships that arose in the Reorganization Transactions.

Sources of Capital

As of June 30, 2020, our cash and cash equivalents totaled $2.4 billion. As of December 31, 2019, our cash and cash equivalents totaled $283.7 million. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of short-term marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

New Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions (discussed earlier in this MD&A) and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. The new senior secured credit facilities contained in the Credit Agreement consist of a term loan A (“Tranche A-1”) and term loan B (“Tranche B-1”) in the amounts of $3.20 billion and $2.84 billion, respectively. Tranche A-1 has an interest rate of 1.50% above LIBOR and matures in February 2025. Tranche B-1 has an interest rate of 1.75% above LIBOR matures in February 2027. See “Description of Material Indebtedness.”
We had the following indebtedness outstanding at June 30, 2020 and at December 31, 2019:

(in thousands)	Maturity	Spread over LIBOR (1)	June 30, 2020	December 31, 2019

New RPI Intermediate FT Senior Secured Credit Facilities:
Term Loan A Facility	2/2025	150 bps	$3,120,000	$—
Term Loan B Facility	2/2027	175 bps	2,825,800	—

RPIFT Senior Secured Credit Facilities:
Term Loan B Facility
Tranche B-6	3/2023	200 bps	—	4,123,000
Term Loan A Facility
Tranche A-4	5/2022	150 bps	—	2,150,000
Total senior secured debt			5,945,800	6,273,000
Loan issuance costs			(3,929)	(1,691)
Original issue discount			(30,023)	(33,187)
Total long-term debt, including current portion			5,911,848	6,238,122
Less: Current portion of long-term debt			(182,226)	(281,984)
Total long-term debt			$5,729,622	$5,956,138

(1) Borrowings under our senior secured credit facilities bear interest at a rate equal to LIBOR plus an applicable margin.

RPIFT Senior Secured Credit Facilities (the “Old Credit Facility”)

The Old Credit Facility was issued by our wholly-owned subsidiary, RPIFT, and was investment grade rated. RPIFT used interest rate swap agreements to fix a portion of its floating rate debt. In February 2020, in connection with the Exchange Offer Transactions, the Old Credit Facility was repaid in full and new long-term debt was issued by RPI Intermediate FT.

Uses of Capital

Acquisitions of royalties

We acquire product royalties in a variety of ways that can be tailored to the needs of our partners. We classify our product royalty acquisitions by the following structures:

• Third-party Royalties – A royalty is the contractual right to a percentage of top-line sales from a licensee’s use of a product, technology or intellectual property. The majority of our current portfolio consists of third-party royalties.
• Synthetic / Hybrid Royalties – A synthetic royalty is the contractual right to a percentage of top-line sales created by the owner of a therapy in exchange for funding. In many of our synthetic royalties, we also make investments in the public equity of the company, where the main value driver of the company is the product for which we concurrently acquired a royalty.

• R&D Funding – We fund R&D, typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved.

• M&A - We acquire royalties in connection with M&A transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

Distributions to Shareholders/Unitholders

In the six months ended June 30, 2020 and 2019, we made distributions of $285.4 million and $396.0 million, respectively. See “Dividend Policy” of our Prospectus for a description of our dividend policy after the IPO.

Debt service

In connection with our new Credit Agreement, we have substantial debt service requirements, including required annual amortization payments and payments for interest expense. As of June 30, 2020, we are required to repay the term loans under the Credit Agreement over the next five years and thereafter as follows:

(in thousands)	Term loan amortization
Year	Tranche A-1	Tranche B-1	Total
Remainder of 2020	$80,000	$14,200	$94,200
2021	160,000	28,400	188,400
2022	160,000	28,400	188,400
2023	160,000	28,400	188,400
2024	160,000	28,400	188,400
Thereafter	2,400,000	2,698,000	5,098,000
Total (1)	$3,120,000	$2,825,800	$5,945,800

(1) Excludes discount on long-term debt of $30.0 million and loan issuance costs of $3.9 million, which are amortized through interest expense over the life of the underlying debt obligations.

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, accrue an estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. In general, estimates are developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Please refer to Part I, Item I, Note 17. Commitments and Contingencies.

Other off-balance sheet arrangements

We do not have relationships with structured finance or special purpose entities that were established to facilitate off-balance sheet arrangements. Therefore, we are not exposed to any financing, liquidity, market or credit risk that may arise if we had engaged in such relationships. We consolidate variable interest entities when we are the primary beneficiary.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as they have the most significant impact on the Company’s financial condition and results of operations and require the most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our most critical accounting policies relate to our royalties. Similarly, the most significant judgments and estimates applied by management are associated with the measurement of our royalty assets classified as financial assets. There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for additional information on recently issued accounting standards.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to certain risks which may affect our results of operations, cash flows and fair values of assets and liabilities, including volatility in foreign currency exchange rates, interest rate movements. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are primarily held in short-term money market funds and the nature of our marketable securities is generally short-term. Although we currently do not have any interest rate swaps or foreign currency forward contracts in place, we have historically managed the impact of foreign currency exchange rate and interest rate risk through various financial instruments, and derivative instruments. We only use derivatives strategically to hedge existing interest rate exposure and to minimize volatility in cash flow and earnings arising from our exposure to foreign currency risk. We do not enter into derivative instruments for trading or speculative purposes. The counterparties to these contracts are all major financial institutions.

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange risk through transactional exposure resulting from movements in exchange rates between the time we recognize royalty income or royalty revenue and the time at which the transaction settles, or we receive the royalty payment. The current portion of Financial royalty assets, net and Accrued royalty receivable account for the most common types of transactional exposure. Because we are entitled to royalties on worldwide sales for various products, there is an underlying exposure to foreign currency as the marketer converts payment amounts from local currencies to U.S. dollars using a quarterly average exchange rate. Therefore, cash received may differ from the estimated receivable based on fluctuations in currency. In addition, certain products pay royalties in currencies other than U.S. dollars, which also creates foreign currency risk primarily with respect to the Euro, Canadian Dollar, Swiss Franc and Japanese Yen, as our functional and reporting currency is the U.S. dollar. To manage foreign currency exchange risk, we periodically utilize non-deliverable forward exchange contracts. We do not currently have any foreign exchange contracts in place.

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our borrowings under our Senior Secured Credit Facilities and our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. As of June 30, 2020, we held cash and cash equivalents of $2.4 billion, of which $2.2 billion was cash, $121.9 million was invested in commercial paper and certificates of deposit and $143.9 million was invested in interest-bearing money market funds. We also held $343.7 million in marketable securities at June 30, 2020 invested in U.S. government securities, corporate debt securities and certificates of deposit.

As of December 31, 2019, we had cash and cash equivalents of $283.7 million, of which $19.9 million was cash, $41.5 million was invested in commercial paper and certificates of deposit and $222.3 million was invested in interest-bearing money market funds. In addition, as of December 31, 2019 we had $57.0 million invested in U.S. government securities and certificates of deposit.
The objectives of our investment policy are the preservation of capital and fulfillment of liquidity needs. In order to maximize income without assuming significant market risk, we maintain our excess cash and cash equivalents in money market funds and marketable securities, largely composed of investment grade, short to intermediate term fixed income and debt securities. Because of the short term maturities of our cash equivalents and the short term nature of our marketable securities, we do not believe that a decrease in interest rates would have any material negative impact on the fair value of our cash equivalents or marketable securities.

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. As of December 31, 2019, 33% of our debt was effectively fixed with a total weighted average interest rate of 3.69% across the portfolio. Assuming the current level of borrowings, a 25 basis-point adverse movement in LIBOR would have increased annual interest expense by $10.4 million for the year ended December 31, 2019. In connection with the Reorganization Transactions, we terminated all of our interest rate swaps and currently do not have in place any derivative hedging our debt.

In addition, it is expected that LIBOR will be phased out by the end of 2021. The Alternative Reference Rates Committee of the Federal Reserve Board has identified the Secured Overnight Financing Rate (SOFR) as the preferred alternative to LIBOR. As our Senior Secured Credit Facilities utilize LIBOR as a factor in determining the applicable interest rate, the expected discontinuation and transition may require us to renegotiate certain terms of the agreement to replace LIBOR with a new reference rate, which could increase the cost of servicing our debt and have an adverse effect on our results of operations and cash flows.

Credit and Counterparty Risk

We have credit risks that are generally related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our derivative contracts. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, AbbVie, Amgen, Bristol-Myers Squibb, Celgene, Gilead Sciences, Johnson & Johnson, Lilly, Merck & Co., Pfizer, Novartis, Biogen-Idec, Roche/Genentech and Vertex. The individual marketers making up the largest balance of our current portion of Financial royalty assets, net were Vertex as of June 30, 2020 and Biogen as of December 31, 2019, accounting for 27% and 18%, respectively. Refer to “—Understanding Our Results of Operations” within this MD&A for a discussion of the marketers or royalty payors accounting for greater than 10% of our total income and other revenues for the periods ended June 30, 2020 and 2019.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements and to our derivative contracts so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of income or revenue on our royalty assets or on the settlement of our derivative contracts. Of the $2.1 billion of nominal interest rate swaps agreements in effect at December 31, 2019, the maximum exposure with any single counterparty accounted for 29% of our total interest rate swap portfolio. If a counterparty becomes bankrupt, or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officers, has evaluated any changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness Over Financial Reporting

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

For a description of our significant pending legal proceedings, please see Note 17. Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Prospectus.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The following list sets forth information regarding all securities sold or issued by us in the three months ended June 30, 2020. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these securities. In the transaction described below, appropriate legends were affixed to the securities issued in this transaction.

•In connection with the reorganization transaction incident to the IPO, Royalty Pharma issued 294,175,555 Class A ordinary shares, par value $0.0001 per share, to the Continuing Investors Partnerships.
•In connection with the IPO, Royalty Pharma issued 71,430 Class A ordinary shares, par value $0.0001 per share, to certain members of Royalty Pharma’s management and board of directors.

The offer, sale and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

Use of Proceeds from our Initial Public Offering of Ordinary Shares

On June 15, 2020, our registration statement on Form S-1 (File No. 333-238632), as amended, was declared effective by the SEC for our IPO of our Class A ordinary shares, pursuant to which we offered and sold a total of 89,333,920 Class A ordinary shares at a price to the public of $28.00 per share, of which 71,652,250 and 17,681,670 shares were offered by the Company and selling shareholders, respectively. The number of Class A ordinary shares issued at closing included the exercise in full of the underwriters’ option to purchase 11,652,250 additional Class A ordinary shares from the Company. J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and UBS Securities LLC acted as representatives of the underwriters for the Offering.

The Company received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. We used the net proceeds from the IPO to acquire the RP Holdings Class A Interests shortly after completion of the Offering. None of the underwriting discounts and commissions or other expenses were paid directly or indirectly to any director, officer or general partner of ours or to their associates, persons owning ten percent or more of any class of our equity securities, or to any of our affiliates.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

Not applicable.

Item 6.   EXHIBITS

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
31.1*	Certification of the Registrant's Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant's Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32*	Certification of the Registrant's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALTY PHARMA PLC
(Registrant)

Date: August 12, 2020	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: August 12, 2020	/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer