Form 10-Q
period 2020-09-30
Royalty Pharma plc
filed 2020-11-12
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39329
Royalty Pharma plc
(Exact name of registrant as specified in its charter)

England and Wales	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street
New York, New York 10022
(212) 883-0200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares	RPRX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 10, 2020, Royalty Pharma plc had 388,132,400 shares of Class A ordinary shares outstanding.

ROYALTY PHARMA PLC AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective assets, our industry, our beliefs and our assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed under Part II, Item 1A. Risk Factors You should specifically consider the numerous risks outlined under “Risk Factors” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 17, 2020 (the “Prospectus”).

These risks and uncertainties include factors related to:
•sales risks of biopharmaceutical products on which we receive royalties;
•the ability of RP Management, LLC (the “Manager”) to locate suitable assets for us to acquire;
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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)	As of September 30,	As of December 31,
	2020	2019
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$1,552,802	$246,199
Marketable securities	579,527	94,455
Financial royalty assets	556,856	452,560
Accrued royalty receivable	32,372	33,525
Available for sale debt securities	43,507	—
Other royalty income receivable	4,389	5,241
Other current assets	14,398	92
Total current assets	2,783,851	832,072

Financial royalty assets, net	11,927,576	10,842,052
Intangible royalty assets, net	34,462	51,724
Equity securities	637,411	380,756
Available for sale debt securities	155,019	131,280
Derivative financial instruments	7,629	42,315
Investments in non-consolidated affiliates	439,839	124,061
Other assets	4,891	45,635
Total assets	$15,990,678	$12,449,895

Liabilities and equity
Current liabilities
Distribution payable to non-controlling interest	$135,595	$31,041
Accounts payable and accrued expenses	24,388	11,177
Accrued purchase obligation	110,000	—
Current portion of long-term debt	—	281,984
Derivative financial instruments	—	9,215
Total current liabilities	269,983	333,417

Long-term debt	5,812,047	5,956,138
Derivative financial instruments	—	18,902
Other liabilities	110,000	—
Total liabilities	6,192,030	6,308,457
Commitments and contingencies
Shareholders’/Unitholders’ equity
Shareholders’ contributions	—	3,282,516
Class A ordinary shares, $0.0001 par value; 370,002 and 0 issued and outstanding, respectively	37	—
Class B shares, $0.000001 par value; 237,108 and 0 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 0 issued and outstanding, respectively	63	—
Deferred shares, $0.000001 par value, 298,275 and 0 issued and outstanding, respectively	—	—
Additional paid-in capital	2,611,976	—
Retained earnings	1,807,146	2,825,212
Non-controlling interest	5,346,835	35,883
Accumulated other comprehensive income	34,746	2,093
Treasury interests	(2,155)	(4,266)
Total shareholders’/unitholders’ equity	9,798,648	6,141,438

Total liabilities and shareholders’/unitholders’ equity	$15,990,678	$12,449,895
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(in thousands, except per share amounts)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total income and revenues
Income from financial royalty assets	$498,515	$430,084	$1,435,536	$1,229,245
Revenue from intangible royalty assets	34,550	32,038	102,978	110,760
Other royalty income	5,334	2,155	11,696	16,763
Total income and other revenues	538,399	464,277	1,550,210	1,356,768

Operating expenses
Research and development funding expense	5,096	22,718	18,510	67,166
Provision for changes in expected cash flows from financial royalty assets	(33,792)	(122,338)	101,498	(100,161)
Amortization of intangible assets	5,796	5,796	17,262	18,128
General and administrative expenses	50,732	25,603	131,596	80,378
Total operating expenses, net	27,832	(68,221)	268,866	65,511

Operating income	510,567	532,498	1,281,344	1,291,257

Other (income)/expense
Equity in (earnings)/loss of non-consolidated affiliates	(13,743)	8,042	(33,961)	21,715
Interest expense	31,444	68,796	119,217	205,230
Unrealized loss on derivative financial instruments	7,088	13,522	39,886	78,776
Unrealized (gain)/loss on equity securities	(160,226)	6,924	(200,955)	(10,020)
Interest income	(1,587)	(4,581)	(7,169)	(19,082)
Other non-operating expense/(income), net	23,337	(232)	29,000	(253)
Total other (income)/expense, net	(113,687)	92,471	(53,982)	276,366
Consolidated net income before tax	624,254	440,027	1,335,326	1,014,891
Income tax expense	—	—	—	—
Consolidated net income	624,254	440,027	1,335,326	1,014,891

Less: Net income attributable to non-controlling interest	(333,622)	(31,045)	(531,380)	(86,752)

Net income attributable to controlling interest	290,632	408,982	803,946	928,139

Other comprehensive income
Reclassification of loss on interest rate swaps included in net income	—	1,622	4,066	4,811
Change in unrealized movement on available for sale debt securities	7,571	(2,900)	67,245	39
Other comprehensive income	7,571	(1,278)	71,311	4,850
Comprehensive income	298,203	407,704	875,257	932,989

Less: Other comprehensive income attributable to non-controlling interest	(3,768)	—	(15,064)	—
Comprehensive income attributable to controlling interest	$294,435	$407,704	$860,193	$932,989

Earnings per Class A ordinary share (1):
Basic	$0.79	N/A	$0.88	N/A
Diluted	$0.79	N/A	$0.88	N/A
Weighted average Class A ordinary shares outstanding (1):
Basic	369,999	N/A	367,753	N/A
Diluted	370,002	N/A	367,756	N/A
(1) Represents earnings per Class A ordinary share and weighted average Class A ordinary shares outstanding for the period from June 16, 2020 through September 30, 2020, the period following our initial public offering (see Note 13).

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Treasury Interests	Total Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	365,899	$37	241,207	$—	50	$63	294,176	$—	$2,557,237	$1,571,399	$30,515	$5,237,829	$(2,119)	$9,394,961
Contributions	—	—	—	—	—	—	—	—	—	—	—	2,105	—	2,105
Distributions	—	—	—	—	—	—	—	—	—	—	—	(175,348)	—	(175,348)
Share-based compensation and related issuance of Class A ordinary shares	4	—	—	—	—	—	—	—	848	—	—	—	—	848
Other exchanges	4,099	—	(4,099)	—	—	—	4,099	—	54,414		428	(54,806)	(36)	—
Dividends	—	—	—	—	—	—	—	—	—	(54,885)	—	—	—	(54,885)
IPO offering costs	—	—	—	—	—	—	—	—	(523)	—	—	(335)	—	(858)
Net income	—	—	—	—	—	—	—	—	—	290,632	—	333,622	—	624,254
Other comprehensive income:
Change in unrealized movement on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	3,803	3,768	—	7,571
Balance at September 30, 2020	370,002	$37	237,108	$—	50	$63	298,275	$—	$2,611,976	$1,807,146	$34,746	$5,346,835	$(2,155)	$9,798,648

(in thousands)	Unitholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest	Treasury Interests	Total Equity
Balance at June 30, 2019	$3,282,516	$1,339,061	$(4,127)	$39,992	$(4,228)	$4,653,214
Distributions	—	(167,988)	—	(28,751)	—	(196,739)
Net income	—	408,982	—	31,045	—	440,027
Other comprehensive income/(loss):
Change in unrealized movement on available for sale debt securities	—	—	(2,900)	—	—	(2,900)
Reclassification of loss on interest rate swaps	—	—	1,622	—	—	1,622
Balance at September 30, 2019	$3,282,516	$1,580,055	$(5,405)	$42,286	$(4,228)	$4,895,224
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Shareholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest	Treasury Interests	Total Equity
(in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	$3,282,516	$2,825,212	$2,093	$35,883	$(4,266)	$6,141,438
Contributions	—	—	—	—	—	—	—	—	—	307,646	—	—	1,142,424	—	1,450,070
Transfer of interests	—	—	—	—	—	—	—	—	—	(1,037,161)	—	—	1,037,161	—	—
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	—	—	—	—	—	—	—	(192,705)	—	—	—	(192,705)
Distributions	—	—	—	—	—	—	—	—	—	—	(313,408)	—	(551,624)	—	(865,032)
Initial share issuance upon registration of Royalty Pharma plc	—	—	—	—	50	63	—	—	—	—	—	—	—	—	63
Net income prior to IPO	—	—	—	—	—	—	—	—	—	—	479,842	—	145,043	—	624,885
Issuance of Class B shares to Continuing Investors Partnerships	—	—	535,383	1	—	—	—	—	—	—	—	—	—	—	1
Effect of exchange by Continuing Investors of Class B shares for Class A ordinary shares and reallocation of historical equity	294,176	30	(294,176)	(1)	—	—	294,176	—	1,402,762	(2,553,001)	(1,261,014)	(24,022)	2,433,098	2,147	(1)
Issuance of Class A ordinary shares sold in IPO, net of offering costs	71,652	7	—	—	—	—	—	—	1,150,212	—	—	—	758,255	—	1,908,474
Share-based compensation and related issuance of Class A ordinary shares	75	—	—	—	—	—	—	—	4,588	—	—	—	—	—	4,588
Other exchanges	4,099	—	(4,099)	—	—	—	4,099	—	54,414	—	—	428	(54,806)	(36)	—
Dividends	—	—	—	—	—	—	—	—	—	—	(54,885)	—	—	—	(54,885)
Net income subsequent to IPO	—	—	—	—	—	—	—	—	—	—	324,104	—	386,337	—	710,441
Other comprehensive income:
Change in unrealized movement on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	52,181	15,064	—	67,245
Reclassification of loss on interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	4,066	—	—	4,066
Balance at September 30, 2020	370,002	$37	237,108	$—	50	$63	298,275	$—	$2,611,976	$—	$1,807,146	$34,746	$5,346,835	$(2,155)	$9,798,648

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(in thousands)	Unitholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest	Treasury Interests	Total Equity
Balance at December 31, 2018	$3,282,516	$1,215,953	$(10,255)	$63,865	$—	$4,552,079
Distributions	—	(564,037)	—	(108,331)	—	(672,368)
Net income	—	928,139	—	86,752	—	1,014,891
Other comprehensive income/(loss):
Change in unrealized movement on available for sale debt securities	—	—	39	—	—	39
Reclassification of loss on interest rate swaps	—	—	4,811	—	—	4,811
Purchase of treasury interests	—	—	—	—	(4,228)	(4,228)
Balance at September 30, 2019	$3,282,516	$1,580,055	$(5,405)	$42,286	$(4,228)	$4,895,224

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Cash collections from financial royalty assets	$1,549,211	$1,402,054
Cash collections from intangible royalty assets	104,131	107,695
Other royalty cash collections	12,614	24,636
Interest received	7,476	18,262
Swap collateral received	45,252	360
Swap collateral posted	—	(45,630)
Swap termination payments	(35,448)	—
Distributions from non-consolidated affiliates	36,041	14,059
Development-stage funding payments - ongoing	(18,510)	(67,166)
Payments for operating and professional costs	(129,382)	(70,125)
Interest paid	(102,429)	(195,335)
Net cash provided by operating activities	1,468,956	1,188,810

Cash flows from investing activities:
Distributions from non-consolidated affiliates	15,084	—
Purchases of available for sale debt securities	—	(125,121)
Purchase of equity securities	(50,000)	—
Proceeds from available for sale debt securities	—	150,000
Purchase of marketable securities	(1,095,259)	(750,014)
Proceeds from sales and maturities of marketable securities	609,604	161,535
Investments in non-consolidated affiliates	(29,262)	(22,685)
Acquisitions of financial royalty assets	(1,377,085)	(1,254,523)
Milestone payments	—	(250,000)
Net cash used in investing activities	(1,926,918)	(2,090,808)

Cash flows from financing activities:
Distributions to shareholders/unitholders	(285,353)	(564,038)
Distributions to non-controlling interest	(400,893)	(117,057)
Distributions to non-controlling interest- other	(74,231)	—
Dividends to shareholders	(54,885)	—
Contributions from non-controlling interest- R&D	6,221	—
Contributions from non-controlling interest- other	29,985	—
Scheduled repayments of long-term debt	(94,200)	(220,500)
Repayments of long-term debt	(11,116,196)	—
Proceeds from issuance of long-term debt	11,891,030	—
Debt issuance costs and other	(46,564)	—
Purchase of treasury interests	—	(4,228)
Proceeds from issuance of Class A ordinary shares upon IPO, net of offering costs	1,909,651	—
Net cash provided by/(used in) financing activities	1,764,565	(905,823)
Net change in cash and cash equivalents	1,306,603	(1,807,821)
Cash and cash equivalents, beginning of period	246,199	1,924,211
Cash and cash equivalents, end of period	$1,552,802	$116,390

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Purpose

Royalty Pharma plc is an English public limited company incorporated under the laws of England and Wales that was created for the purpose of consolidating our predecessor entities and facilitating the initial public offering (the “IPO”) of our Class A ordinary shares that was completed in June 2020 (as more fully discussed under IPO below). Following our IPO, we operate and control the business affairs of Royalty Pharma Holdings Ltd (“RP Holdings”), a private limited company incorporated under the laws of England and Wales and U.K. tax resident. Through our controlling ownership of RP Holdings’ Class A ordinary shares (the “RP Holdings Class A Interests”) and RP Holdings’ Class B ordinary shares (the “RP Holdings Class B Interests”), we conduct our business through RP Holdings and its subsidiaries and include RP Holdings and its subsidiaries in our condensed consolidated financial statements. RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV, which is an Irish collective asset management entity formed to facilitate our Exchange Offer Transactions (defined below), and is the successor to Royalty Pharma Investments, an Irish Unit Trust (“Old RPI”), for accounting and financial reporting purposes. RP Holdings is owned directly by RPI US Partners 2019, LP, a Delaware limited partnership, RPI International Holdings 2019, LP, (together, the “Continuing Investors Partnerships”), and Royalty Pharma plc. Old RPI is a unit trust established in August 2011 under the laws of Ireland and authorized by the Central Bank of Ireland pursuant to the Unit Trusts Act, 1990. Prior to the Exchange Offer Transactions, Old RPI was owned by various partnerships (the “Legacy Investors Partnerships”).

“Royalty Pharma,” “Royalty Pharma Investments,” “RPI,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. After the consummation of the Reorganization Transactions (defined below) and before the consummation of the IPO, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments 2019 ICAV. Prior to the Reorganization Transactions, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Old RPI.
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
    R&D Funding - We fund research and development (“R&D”), typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved.
    Acquisitions of Companies - We acquire royalties in connection with mergers and acquisitions transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

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
Prior to, and as a condition precedent to the closing of the IPO, various reorganization transactions became effective, including the following:
•the Exchange Offer Transactions (as described above); and
•the execution of a new management agreement with the Manager (the “New Management Agreement”).

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
IPO

Our IPO was completed on June 18, 2020, whereby we issued 89,333,920 shares of Class A ordinary shares at a price to the public of $28.00 per share, of which 71,652,250 and 17,681,670 shares were offered by the Company and selling shareholders, respectively. The number of Class A ordinary shares issued at closing included the exercise in full of the underwriters’ option to purchase 11,652,250 additional Class A ordinary shares from the Company. The Company received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. The Class A ordinary shares began trading on the Nasdaq Global Select Market under the ticker symbol “RPRX” on June 16, 2020. We used the net proceeds from the IPO to acquire the RP Holdings Class A Interests shortly after completion of the IPO. As a result, we own 100% of RP Holdings Class A Interests.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the IPO, pursuant to agreements with the Continuing Investors Partnerships, certain of the Continuing Investors agreed to exchange, upon consummation of the IPO, interests in the Continuing Investors Partnerships represented by their ownership of 294,175,555 RP Holdings Class B Interests into an aggregate of 294,175,555 Class A ordinary shares of the Company. Upon completion of the exchange, Royalty Pharma plc indirectly owned 294,175,555 RP Holdings Class B Interests. The remaining investors in the Continuing Investors Partnerships who did not elect to exchange into Class A ordinary shares held 241,207,425 newly issued Class B ordinary shares of Royalty Pharma. As a result, the Continuing Investors Partnerships held a number of our Class B shares equal to the number of RP Holdings Class B Interests indirectly held by them at such time which are exchangeable for Class A ordinary shares of Royalty Pharma plc. Our Class B shares will not be publicly traded and holders of Class B shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up of the Company. However, the RP Holdings Class B Interests will be entitled to dividends and distributions from RP Holdings. Our Class A ordinary and Class B shares will vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law, with each share entitled to one vote.

2. Summary of Significant Accounting Policies

Basis of preparation and use of estimates

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019, included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended on June 17, 2020 (“the Prospectus”).

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

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of Royalty Pharma as well as its majority-owned and controlled subsidiaries. We hold interests in variable interest entities where, in certain cases, we have assessed that we are not the primary beneficiary and therefore do not consolidate these entities; in other cases, where we determined that we are the primary beneficiary, we do consolidate such entities. For consolidated entities where we own or are exposed to less than 100% of the economics, we record net (income)/loss attributable to non-controlling interest in our unaudited condensed consolidated statements of comprehensive income equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

Following management’s determination that a high degree of common ownership existed in RPI both before and after the Exchange Date, RPI recognized Old RPI’s assets and liabilities at the carrying value reflected on Old RPI’s balance sheet as of the Exchange Date.

Prior to the Exchange Offer Transactions, our only historical non-controlling interest was attributable to a de minimis interest in RPCT held by RPSFT. As a result of the Exchange Offer Transactions in February 2020, a new non-controlling interest was created related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the IPO in June 2020, two new non-controlling interests were created: (1) a non-controlling interest related to the Continuing Investors Partnerships’ ownership of approximately 39% in RP Holdings through their ownership of the RP Holdings Class B Interests as of September 30, 2020 and (2) a non-controlling interest attributable to the RP Holdings Class C Special Interest held by EPA Holdings, an affiliate of the Manager. Income will not be allocated to the latter non-controlling interest until certain conditions are met, which we do not expect to occur for several years.

All intercompany transactions and balances have been eliminated in consolidation.

Adjustment to prior period presentation

We adjusted certain short-term investments previously held within Cash and cash equivalents to appropriately reflect such short-term investments as Marketable securities on our consolidated balance sheets as of December 31, 2019, based on their original maturities. In connection with this adjustment, we reclassified certain amounts recorded within Purchases of marketable securities and Proceeds from sales and maturities of marketable securities on our statement of cash flows for the nine months ended September 30, 2020 and 2019 from what we disclosed previously.

Concentrations of credit risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, financial royalty assets, receivables and derivatives. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents, and marketable securities balances at September 30, 2020 and December 31, 2019 were held with State Street Bank and Trust, Deutsche Bank, and Bank of America. Our primary operating accounts significantly exceed the FDIC limits.

The majority of our royalty assets and receivables arise from contractual royalty agreements that entitle the Company to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The marketers paying us royalties on these products do not always provide, and are not necessarily required to provide, the breakdown of product sales by geography. The products in which we hold royalties are marketed by leading industry participants, including, among others, Abbott, AbbVie, Amgen, Bristol-Myers Squibb, Celgene, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche/ Genentech and Vertex. Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise products, accounted for 28% and 17% of our current portion of Financial royalty assets as of September 30, 2020 and December 31, 2019, respectively.

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

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Allowance for current expected credit losses

As a result of adopting ASU 2016-13, we now recognize an allowance for current expected credit losses on our portfolio of financial royalty assets. The credit loss allowance is estimated using the probability of default and loss given default methods. The credit rating, which is primarily based on publicly available data and updated on a quarterly basis, is the primary credit quality indicator used to determine the probability of default of the marketers responsible for paying our royalties and resulting loss given default. The allowance for current expected credit losses is presented net within the non-current portion of Financial royalty assets, net on the condensed consolidated balance sheets. Any subsequent movement in the allowance for credit losses is recorded as part of the Provision for changes in expected future cash flows from financial royalty assets on the condensed consolidated statements of comprehensive income.

Refer to Note 7 for further information.

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Royalty Pharma plc by the weighted average number of Class A ordinary shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Royalty Pharma plc, including the impact of potentially dilutive securities, by the weighted average number of Class A ordinary shares outstanding during the period, including the number of Class A ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include the outstanding Class B ordinary shares and restricted stock units (“RSU”) issued under our 2020 Independent Director Equity Incentive Plan (“Equity Incentive Plan”). We use the “if-converted” method to determine the potentially dilutive effect of Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs.

There were no shares of Class A or Class B ordinary shares outstanding prior to June 16, 2020; therefore, no earnings per share information has been presented for any period prior to that date.

3. Fair Value Measurements and Financial Instruments

Fair value measurements

The summary below presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and the valuation techniques we utilized to determine such fair value.

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
•Level 3: Prices or valuation that requires inputs that are both significant to the fair value measurement and unobservable. Our level 3 assets historically consisted of our investment in the Series A Biohaven Preferred Shares. See Note 5 for a description of our investments in the Biohaven Preferred Shares.

For financial instruments which are carried at fair value, the level in the fair value hierarchy is based on the lowest level of inputs that is significant to the fair value measurement in its entirety.

Fair value hierarchy

The following is a summary of the inputs used to value our financial assets and liabilities measured at fair value as of September 30, 2020 and December 31, 2019:

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents
Money market funds	$1,550	$—	$—	$1,550
Commercial paper	—	18,994	—	18,994
Certificates of deposit	—	9,402	—	9,402
Marketable securities
Corporate debt securities	—	34,012	—	34,012
Commercial paper	—	211,841	—	211,841
Certificates of deposit	—	333,674	—	333,674
Available for sale debt securities	—	43,507	—	43,507
Total current assets	$1,550	$651,430	$—	$652,980

Equity securities	637,411	—	—	637,411
Available for sale debt securities	—	155,019	—	155,019
Warrants (1)	—	7,629	—	7,629
Total non-current assets	$637,411	$162,648	$—	$800,059
(1)Related to Epizyme transaction as described in Note 4 and recorded in the non-current asset portion of Derivative financial instruments in the condensed consolidated balance sheet as of September 30, 2020.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents
Money market funds	$222,326	$—	$—	$222,326
Certificates of deposit	—	4,000	—	4,000
Marketable securities
U.S. government securities	—	12,877	—	12,877
Commercial paper	—	21,367	—	21,367
Certificates of deposit		60,211		60,211
Total current assets	$222,326	$98,455	$—	$320,781

Equity securities	380,756	—	—	380,756
Available for sale debt securities	—	—	131,280	131,280
Warrants (1)	—	30,815	—	30,815
Forward purchase contract (1)	—	11,500	—	11,500
Total non-current assets	$380,756	$42,315	$131,280	$554,351

Liabilities:
Interest rate swaps	—	(9,215)	—	(9,215)
Total current liabilities	$—	$(9,215)	$—	$(9,215)

Interest rate swaps	—	(18,902)	—	(18,902)
Total non-current liabilities	$—	$(18,902)	$—	$(18,902)
(1)Related to Epizyme warrants and put option as described in Note 4 and recorded in the non-current asset portion of Derivative financial instruments in the condensed consolidated balance sheet as of December 31, 2019.

The table presented below summarizes the change in the carrying value of level 3 financial instruments, which related entirely to our investment in the Series A Biohaven Preferred Shares. The Series A Biohaven Preferred Shares were transferred from a level 3 to a level 2 financial instrument in February 2020, as discussed below.

	For the three months ended September 30,
	2020	2019
	(in thousands)
Available for sale debt securities
Balance at the beginning of the period	$—	$128,060
Purchases	—	—
Change in unrealized movement	—	(2,900)
Balance at the end of the period	$—	$125,160

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the nine months ended September 30,
	2020	2019
	(in thousands)
Available for sale debt securities
Balance at the beginning of the period	$131,280	$—
Purchases	—	125,121
Change in unrealized movement	52,725	39
Transfer to level 2	(184,005)	—
Balance at the end of the period	$—	$125,160

Valuation inputs

Below is a discussion of the valuation inputs used for financial instruments classified as level 2 and level 3 measurements in the fair value hierarchy.

Investment in Series A Biohaven Preferred Shares

The fair value of the Series A Biohaven Preferred Shares at September 30, 2020 was based on the defined cash flow from the achievement of certain contractual terms, namely the February 2020 approval by the U.S. Food and Drug Administration (“FDA”) of Nurtec ODT (rimegepant), and resulted in a payment due to Royalty Pharma of two times (2x) the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments following FDA approval and starting one-year after FDA approval, through December 31, 2024. The fixed payment amount of $250.0 million results in nominal quarterly payments of $15.6 million over this period. Using Biohaven’s weighted average cost of capital of 10.5% obtained from a publicly available third party source, management arrived at a fair value of $198.5 million at September 30, 2020 for the Series A Biohaven Preferred Shares, which are recorded as Available for sale debt securities (see Note 5) and classified as a level 2 measurement at this date for the reasons noted above.

The fair value of the Series A Biohaven Preferred Shares at December 31, 2019 was determined based on significant inputs that were not observable in the market, referred to as level 3 inputs. The valuation was performed using a Black-Derman-Troy (“BDT”) lattice model, which takes into account the purchase terms and various probability-weighted redemption and payback scenarios that impact the return on investment. Key inputs to the BDT model included, most notably, the probability (1) of Biohaven’s pipeline product, rimegepant, being approved by the FDA by specific dates, (2) of a Change of Control event by specific dates, and (3) that Biohaven will elect to redeem the Series A Biohaven Preferred Shares for a lump sum payment as opposed to payback over time. Probabilities for the above considerations were developed by our Research team, who have significant healthcare and finance expertise to make such assessments. The most critical assumption that impacted the valuation of our Series A Biohaven Preferred Shares at December 31, 2019 was the probability that rimegepant would be approved by the FDA. If the probability that such FDA approval occurs were reduced by 20%, the value of our Series A Biohaven Preferred Shares would not change materially at December 31, 2019.

Assumptions used in the valuation model as of December 31, 2019 included the following significant unobservable inputs:
•Change of Control probability on a quarterly basis (0%)
•Likelihood of FDA approval (0%-86%)
•Likelihood of FDA approval at the end of any given quarter by December 31, 2024 (Range: 0%-59%).

Other financial instruments

We use a third party pricing service for level 2 inputs used to value cash equivalents and short term investments, which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. Warrants are valued using a Black-Scholes option pricing model which considers observable and unobservable inputs. Level 2 interest rate swaps are typically valued using counterparty confirmations, LIBOR yield curves and credit valuation adjustments.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial assets not measured at fair value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. The fair value of financial royalty assets is calculated by management using the forecasted royalty payments we expect to receive based on the projected product sales for all royalty bearing products as estimated by sell-side equity research analysts. These projected future royalty payments by asset are then discounted to a present value using appropriate individual discount rates. The fair value of our financial royalty assets is classified as level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. Estimated fair values based on level 3 inputs and related carrying values for the non-current portion of our financial royalty assets as of September 30, 2020 and December 31, 2019 are presented below.

(in thousands)	September 30, 2020		December 31, 2019
	Fair value	Carrying value, net	Fair value	Carrying value, net
Financial royalty assets, net	$17,820,007	$11,927,576	$16,501,819	$10,842,052

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

Interest rate swaps

As of September 30, 2020, we do not hold any interest rate swap contracts. In connection with the Exchange Offer Transactions described in Note 1, RPIFT terminated all outstanding interest rate swaps in February 2020. We paid $35.4 million to terminate our swaps and reclaimed $45.3 million of collateral that was held by the respective counterparties.

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

We do not apply hedge accounting and recognize all movement in fair value through earnings. All outstanding interest rate swaps were terminated in February 2020; therefore, there were no related unrealized gains or losses during the three months ended September 30, 2020. During the three months ended September 30, 2019 we recorded in earnings unrealized losses of $13.5 million on interest rate swaps in the condensed consolidated statements of comprehensive income. During the nine months ended September 30, 2020 and 2019 we recorded in earnings unrealized losses of $10.9 million and $78.8 million, respectively, on interest rate swaps in the condensed consolidated statements of comprehensive income.

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

RPIFT generally had executed a Credit Support Annex (“CSA”) under the ISDA it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities. These CSAs are bilateral agreements that require collateral postings by the party “out-of-the-money” or in a net derivative liability position. Various thresholds for the amount and timing of collateralization of net liability positions are applicable. RPIFT elected not to offset fair value amounts of any outstanding derivatives against the fair value amounts recognized for the related cash collateral receivable or payable that arise from those derivative instruments on the condensed consolidated balance sheets.

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

The warrant was recognized at fair value of $7.6 million and $30.8 million within the non-current asset portion of Derivative financial instruments on the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively. We recorded an unrealized loss on derivative contracts of $7.1 million and $23.2 million related to the change in fair value on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2020, respectively.

Biohaven written put option

We determined there was a derivative associated with the Second Tranche (as defined below) of the Series A Biohaven Preferred Shares Agreement that was entered into in April 2019. The derivative related to Biohaven’s option, exercisable within 12 months from when the NDA for Nurtec ODT was accepted by the FDA for Priority Review, to require Royalty Pharma to purchase up to an additional $75.0 million of Series A Biohaven Preferred Shares (the “Second Tranche”) at the same price and on the same terms as the First Tranche, in one or more transactions of no less than $25.0 million. As of December 31, 2019, management determined that the value of the Second Tranche written put option was immaterial, and therefore no liability has been recognized on the condensed consolidated balance sheets. The exercise period for the Biohaven written put option expired in the three months ended September 30, 2020, and therefore there was no value associated with the Biohaven written put option as of September 30, 2020. See Note 5 for a description of our investment in the Series A Biohaven Preferred Shares.

Summary of derivatives and reclassifications

The tables below summarize the change in fair value of the derivatives for the three and nine months ended September 30, 2020 and 2019, and the line items within the condensed consolidated statements of comprehensive income where the (losses) on these derivatives are recorded.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended September 30,		Condensed Consolidated Statement of Comprehensive Income location
	2020	2019
Derivatives in hedging relationships (1)	(in thousands)
Interest Rate Swaps:
Amount of loss reclassified from AOCI into income	$—	$(1,622)	Unrealized loss on derivative financial instruments
Change in fair value of interest rate swaps	—	(2,453)	Unrealized loss on derivative financial instruments
Interest income	—	2,304	Interest expense
Derivatives not designated as hedging instruments
Interest Rate Swaps:
Change in fair value of interest rate swaps	—	(9,447)	Unrealized loss on derivative financial instruments
Interest income	—	608	Interest expense
Warrant:
Change in fair value of warrant	(7,088)	—	Unrealized loss on derivative financial instruments

	For the nine months ended September 30,		Condensed Consolidated Statement of Comprehensive Income location
	2020	2019
Derivatives in hedging relationships (1)	(in thousands)
Interest Rate Swaps:
Amount of loss reclassified from AOCI into income	$(4,066)	$(4,811)	Unrealized loss on derivative financial instruments
Change in fair value of interest rate swaps	73	(16,760)	Unrealized loss on derivative financial instruments
Interest (expense)/income	(114)	9,192	Interest expense
Derivatives not designated as hedging instruments
Interest Rate Swaps:
Change in fair value of interest rate swaps	(6,908)	(57,205)	Unrealized loss on derivative financial instruments
Interest (expense)/income	(408)	3,640	Interest expense
Warrant:
Change in fair value of warrant	(23,185)	—	Unrealized loss on derivative financial instruments
Forward purchase contract:
Change in fair value of forward purchase contract	(5,800)	—	Unrealized loss on derivative financial instruments
(1) Certain older interest rate swaps were previously designated as cash flow hedges. These swaps became ineffective as debt refinancings occurred between 2013 and 2016. As a result of the termination of interest rate swaps in February 2020, all amounts associated with interest rate swaps previously designated as cash flow hedges and recorded in AOCI have been released into earnings.

5. Available for Sale Debt and Other Debt Securities

A summary of our available for sale debt securities recorded at fair value is shown below as of September 30, 2020 and December 31, 2019:

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Cost	Unrealized gains	Fair Value (1)
As of September 30, 2020		(in thousands)
Series A Biohaven Preferred Shares	$125,121	$73,405	$198,526
Total available for sale debt securities	$125,121	$73,405	$198,526

As of December 31, 2019
Series A Biohaven Preferred Shares	$125,121	$6,159	$131,280
Total available for sale debt securities	$125,121	$6,159	$131,280
(1)As of September 30, 2020, $43.5 million and $155.0 million are recorded as the current and non-current asset portion of Available for sale debt securities, respectively, in the condensed consolidated balance sheet. The entire balance of the Series A Biohaven Preferred Shares was recorded as a non-current asset as of December 31, 2019.

Available for sale debt securities (Series A Biohaven Preferred Shares)

On April 5, 2019, RPIFT funded the purchase of 2,495 Series A Biohaven Preferred Shares from Biohaven Pharmaceutical Holding Company Ltd (“Biohaven”) at a price of $50,100.00 per preferred share, for a total of $125.0 million, pursuant to the Preferred Share Agreement. Pursuant to the Series A Biohaven Preferred Share Agreement, Biohaven may issue and sell to RPIFT, and RPIFT will purchase from Biohaven, the Second Tranche of up to $75.0 million in the aggregate (and no less than $25.0 million at each additional closing) of additional Series A Biohaven Preferred Shares subject to the acceptance by the FDA of both New Drug Applications (“NDAs”) with respect to the tablet formulation of rimegepant and the orally disintegrating tablet formulation of rimegepant. As a condition for the issuance of the Second Tranche, one NDA must be accepted under the priority review designation pathway. The issuance of the Second Tranche is subject to customary closing conditions and is entirely at Biohaven’s option. The exercise period for the second tranche expired in the three months ended September 30, 2020.

The Series A Biohaven Preferred Shares provided RPIFT with the right to require Biohaven to redeem its shares under the following circumstances:

•If a change of control is announced on or before October 5, 2019, Biohaven has the option to redeem the Series A Biohaven Preferred Shares for 1.5x the original purchase price of the Series A Biohaven Preferred Shares upon the closing of the change of control. If Biohaven does not elect to redeem the Series A Biohaven Preferred Shares for 1.5x the original purchase price at the closing of the change of control, then Biohaven is required to redeem the Series A Biohaven Preferred Shares for 2x the original purchase price, payable in equal quarterly installments following closing of the change of control through December 31, 2024.
•If a change of control is announced after October 5, 2019 and the Series A Biohaven Preferred Shares have not previously been redeemed, Biohaven must redeem the Series A Biohaven Preferred Shares for 2x the original purchase price of the Series A Biohaven Preferred Shares payable in a lump sum at the closing of the change of control or in equal quarterly installments following the closing of the change of control through December 31, 2024.
•If an NDA for rimegepant is not approved by December 31, 2021, RPIFT has the option at any time thereafter to require Biohaven to redeem the Series A Biohaven Preferred Shares for 1.2x the original purchase price of the Series A Biohaven Preferred Shares.
•If no change of control has been announced, the Series A Biohaven Preferred Shares have not previously been redeemed and (i) rimegepant is approved on or before December 31, 2024, following approval and starting one-year after approval, Biohaven must redeem the Series A Biohaven Preferred Shares for 2x the original purchase price, payable in a lump sum or in equal quarterly installments through December 31, 2024 (provided that if rimegepant is approved in 2024, the entire redemption amount must be paid by December 31, 2024) or (ii) rimegepant is not approved by December 31, 2024, Biohaven must redeem the Series A Biohaven Preferred Shares for 2x the original purchase price on December 31, 2024.
•Biohaven may redeem the Series A Biohaven Preferred Shares at its option at any time for 2x the original purchase price, which redemption price may be paid in a lump sum or in equal quarterly installments through December 31, 2024. In the event that Biohaven defaults on any obligation to redeem Series A Biohaven Preferred Shares when required, the redemption amount shall accrue interest at the rate of 18% annually. If any such default continues for at least one year, RPIFT will be entitled to convert, subject to certain limitations, such Series A Biohaven Preferred Shares into common shares, with no waiver of its redemption rights.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•The Series A Biohaven Preferred Shares are required to be redeemed by Biohaven by December 31, 2024.

Nurtec ODT (rimegepant) was approved by the FDA in February 2020, which results in a payment due to Royalty Pharma of 2x the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments following approval and starting one-year after approval, through December 31, 2024. Refer to Note 3 for discussion of the valuation of our investment in the Series A Biohaven Preferred Shares.

Series B Biohaven Preferred Shares

On August 7, 2020 we entered into a Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven to purchase up to 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”), for a total of $200 million payable on a quarterly basis between March 31, 2021 and December 31, 2024. In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between March 31, 2025 and December 31, 2030.

The Series B Biohaven Preferred Shares provide us with the right to require Biohaven to redeem its shares under the following circumstances:

•If Biohaven effects any change of control event, then we will have the option to cause Biohaven to redeem any outstanding Series B Biohaven Preferred Shares at a price equal to approximately 1.8 times the Series B original issue price per share.
•Biohaven may redeem at their election, any outstanding Series B Biohaven Preferred Shares at a price equal to approximately 1.8 times the Series B original issue price.
•In the event that Biohaven defaults on any obligation to redeem Series B Biohaven Preferred Shares, the redemption amount shall accrue interest on the applicable original issue price at the rate of 18% annually until the redemption price for such unredeemed Series B Biohaven Preferred Shares is paid in full, subject to applicable law. If any such default continues for at least one year, we will be entitled to convert any or all unredeemed Series B Biohaven Preferred Shares into common shares equal to the redemption price, plus accrued interest, divided by the 5-day volume-weighted trading price immediately preceding the conversion date.
•The Series B Biohaven Preferred Shares are required to be fully redeemed by Biohaven by December 31, 2030.

The Series B Biohaven Preferred Shares will be recorded upon funding which is expected to commence in March 2021. We did not recognize an asset associated with the Series B Biohaven Preferred Shares as of September 30, 2020.

6. Financial Royalty Assets, Net

Financial royalty assets, net consist of contractual rights to cash flows relating to royalty payments derived from the sales of patent-protected biopharmaceutical products that entitle the Company and its subsidiaries to receive a portion of income from the sale of those products by unrelated companies.

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets classified at September 30, 2020 and December 31, 2019 are as follows.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2020	Estimated royalty duration (a)	Gross carrying value	Cumulative allowance for changes in expected cash flows (Note 7)	Net carrying value (d)
		(in thousands)
Cystic fibrosis franchise	(b)	$4,683,538	$—	$4,683,538
Tysabri	(c)	2,044,672	(161,594)	1,883,078
Imbruvica	2029	1,390,216	(34,664)	1,355,552
Xtandi	2028	1,161,965	(166,263)	995,702
Promacta	2026	713,685	—	713,685
Evrysdi	2036	661,458	—	661,458
Other	2020- 2036	2,988,555	(465,684)	2,522,871
Total		$13,644,089	$(828,205)	$12,815,884
Less: Cumulative allowance for credit losses (Note 7)				(331,452)
Total financial royalty assets, net				$12,484,432
a)Dates shown are based on the patent duration or management’s best estimate of the date through which the Company will be entitled to royalties. Royalty durations can change due to the grant of additional patents, the invalidation of patents and other reasons.
b)The estimated duration for the cystic fibrosis franchise royalties is based on the patent expiration date for Trikafta, a franchise product which was approved in the United States in October 2019. Management estimates that the most material patents provide protection through 2037.
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
a)Dates shown are based on the patent duration or management’s best estimate of the date through which the Company will be entitled to royalties. Royalty duration can change due to the grant of additional patents, the invalidation of patents and other reasons.
b)The estimated duration for the cystic fibrosis franchise royalties is based on the patent expiration date for Trikafta, a franchise product which was approved in the United States in October 2019. Management estimates that the most material patents provide protection through 2037.
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

Cystic fibrosis franchise clawback

In November 2019, Vertex announced that it reached an agreement with French authorities for a national reimbursement deal for Orkambi. As a result, management expected a reduction to royalty receipts in 2020 of approximately $35.0 million to $45.0 million, to reflect a true up related to prior periods where we collected royalties on French sales of Orkambi at a higher selling price. We recognized a reduction to the current portion of Financial royalty assets of $41.0 million as of December 31, 2019. Upon receipt of the royalty payment in the three months ended March 31, 2020, we did not recognize any material adjustments related to our clawback estimate.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

The cumulative allowance for changes in expected future cash flows from financial royalty assets is presented net within the non-current portion of Financial royalty assets, net on the condensed consolidated balance sheets and includes the following activities:
•the movement in the cumulative allowance related to changes in forecasted royalty payments we expect to receive based on projected product sales for royalty bearing products as estimated by sell-side equity research analysts, and
•the movement in the cumulative allowance for current expected credit losses.

The periodic movement in the cumulative allowance is presented on the condensed consolidated statements of comprehensive income as the Provision for changes in expected future cash flows from financial royalty assets.
Upon the January 1, 2020 adoption of ASU 2016-13, we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on our portfolio of financial royalty assets. The current period provision for changes in expected cash flows from financial royalty assets reflects the activity for the period that relates to the change in estimates applied to calculate the allowance for credit losses, namely any new financial royalty assets whose marketer has a credit rating below investment grade and changes in the underlying cash flow forecasts used in the effective interest model to measure income from our financial royalty assets. Refer to Note 2 for further information.
The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated:

(in thousands)	Activity for the period
Balance at December 31, 2019	$(868,418)
Cumulative adjustment for adoption of ASU 2016-13	(192,705)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(457,009)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	494,258
Reversal of cumulative allowance (a)	2,964
Current period provision for credit losses, net	(138,747)
Balance at September 30, 2020	$(1,159,657)
(a) Relates to amounts reversed out of the allowance at the end of a royalty asset’s life to bring the account balance to zero. Reversals solely impact the asset account and allowance account, there is no impact on the condensed consolidated statements of comprehensive income.

8. Intangible Royalty Assets, Net

The following schedules of the intangible royalty assets present the cost, accumulated amortization and net carrying value as of September 30, 2020 and December 31, 2019.

As of September 30, 2020	Cost	Accumulated amortization	Net carrying value
	(in thousands)
DPP-IV Inhibitors	$606,216	$571,754	$34,462
Total intangible royalty assets	$606,216	$571,754	$34,462

As of December 31, 2019	Cost	Accumulated amortization	Net carrying value
	(in thousands)
DPP-IV Inhibitors	$606,216	$554,492	$51,724
Total intangible royalty assets	$606,216	$554,492	$51,724

The patents associated with the intangible royalty assets terminate at various dates up to 2022. The weighted average remaining life of the intangible royalty assets is 1.5 years. The projected amortization expense is $5.8 million, $23.0 million, and $5.7 million in the remainder of 2020, 2021 and 2022, respectively.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our revenue is tied to underlying patent protected sales of other DPP-IV products of various licensees. Such revenue from royalty assets is earned from sales occurring primarily in the US and Europe; however, we do not have the ability to disaggregate our royalty revenue from licensees based on the geography of the underlying sales, as this level of information is not always included in royalty reports provided to the Company. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 96% and 89% of our revenues from intangible royalty assets in the three months ended September 30, 2020 and 2019, respectively. Individual licensees exceeding 10% or more of revenue from royalty assets accounted for 96% and 91% of our revenues from intangible royalty assets in the nine months ended September 30, 2020 and 2019, respectively.

9. Non-Consolidated Affiliates

The Legacy SLP Interest

In connection with the Exchange Offer, we acquired a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) valued at $303.7 million in exchange for issuing shares in the Company. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and an income allocation on a similar basis. Our income allocation is equal to the general partner’s former contractual rights to the income of the Legacy Investors Partnerships. The Legacy SLP Interest is treated as an equity method investment as our Manager is also the Manager of the Legacy Investors Partnerships and has the ability to exercise significant influence. The Legacy Investors Partnerships no longer participate in investment opportunities from June 30, 2020 and, as such, the value of the Legacy SLP Interest is expected to decline over time. The Legacy Investors Partnerships also own a non-controlling interest in Old RPI.

The income allocation from the Legacy SLP Interest is based on an estimate, as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this quarterly report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. During the three months ended September 30, 2020, we received cash distributions of $4.2 million from the Legacy Investors Partnerships and recorded an income allocation of $24.2 million within Equity in (earnings)/loss of non-consolidated affiliates. During the nine months ended September 30, 2020, we received cash distributions of $16.4 million from the Legacy Investors Partnerships and recorded an income allocation of $47.6 million within Equity in (earnings)/loss of non-consolidated affiliates.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II”, or, together, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the entities. We recorded a loss allocation of $10.5 million and $13.6 million within Equity in (earnings)/loss of non-consolidated affiliates during the three and nine months ended September 30, 2020. We recorded a loss allocation of $8.0 million and $21.7 million within Equity in (earnings)/loss of non-consolidated affiliates during the three and nine months ended September 30, 2019.

On December 19, 2017, the Avillion Entities announced that the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif (bosutinib). Avillion I is eligible to receive fixed payments from Pfizer based on this approval. Subsequent to the asset sale, the only operations of Avillion I are the collection of cash and unwinding of discount on the series of fixed annual payments due from Pfizer. We received distributions of $13.4 million and $14.1 million from Avillion I during the nine months ended September 30, 2020 and 2019, respectively, in connection with Avillion I’s receipt of the fixed annual payments due under its co-development agreement with Pfizer.

In March 2017, RPIFT entered into an agreement to invest approximately $15.0 million to fund approximately 50% of the costs of a phase II clinical trial for the use of Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck Asset”) for the treatment of psoriasis in exchange for certain milestone and royalty payments. In May 2018 RPIFT entered into an additional agreement to invest up to $105.0 million in Avillion II over multiple years to fund approximately 44% of the costs of Phase II and III clinical trials to advance Pearl Therapeutics, Inc.’s product PT-027 (the “AZ Asset”) through a global clinical development program for the treatment of asthma in exchange for a series of deferred payments and success-based milestones.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2019, the Avillion II agreement was amended to increase RPIFT’s funding commitment by an additional $4.0 million in respect of the Merck Asset, for a total funding cap of $19.0 million. We received a distribution of $21.3 million from Avillion II in respect of the Merck Asset, for which development has ceased, during the nine months ended September 30, 2020.

RPIFT had $41.5 million and $70.8 million of unfunded commitments related to the Avillion Entities as of September 30, 2020 and December 31, 2019, respectively. Our maximum exposure to loss at any particular reporting date is limited to the current carrying value of the investment plus the unfunded commitments.

10. R&D Funding Expense

During the nine months ended September 30, 2020 we did not enter into any new R&D funding arrangements. R&D funding expense incurred in the first nine months of 2020 related to ongoing development stage funding payments, primarily under our Sanofi agreement. R&D funding expense in 2019 primarily related to funding agreements with both Sanofi and Pfizer. We completed our funding commitments in the fourth quarter of 2019 under our agreement with Pfizer.

We recognized $4.6 million and $17.0 million of R&D funding expense for the three and nine months ended September 30, 2020, respectively under our Sanofi agreement. We recognized $22.7 million of R&D funding expense during the three months ended September 30, 2019, of which $4.8 million and $17.5 million related to our funding agreements with Sanofi and Pfizer, respectively. We recognized $67.2 million of R&D funding expense during the nine months ended September 30, 2019, of which $11.9 million and $53.8 million related to our funding agreements with Sanofi and Pfizer, respectively.

As of September 30, 2020 we have a remaining commitment of $17.3 million related to an R&D funding agreement with Sanofi.

11. Borrowings

Our borrowings at September 30, 2020 and December 31, 2019 consisted of the following:

(in thousands)

Type of Borrowing	Maturity	Interest rate	September 30, 2020	December 31, 2019
Senior Unsecured Notes:
Senior unsecured notes (issued at 99.322% of par)	9/2023	0.75%	$1,000,000	$—
Senior unsecured notes (issued at 98.875% of par)	9/2025	1.20%	1,000,000	—
Senior unsecured notes (issued at 98.284% of par)	9/2027	1.75%	1,000,000	—
Senior unsecured notes (issued at 97.760% of par)	9/2030	2.20%	1,000,000	—
Senior unsecured notes (issued at 95.556% of par)	9/2040	3.30%	1,000,000	—
Senior unsecured notes (issued at 95.306% of par)	9/2050	3.55%	1,000,000	—
Senior Unsecured Revolving Credit Facility			—	—
RPIFT Senior Secured Credit Facilities (1):
Term Loan B Facility	(2)	LIBOR + 200 bps	—	4,123,000
Term Loan A Facility	(2)	LIBOR + 150 bps	—	2,150,000
Unamortized debt discount and issuance costs			(187,953)	(34,878)
Total debt carrying value			5,812,047	6,238,122
Less: Current portion of long-term debt			—	(281,984)
Total long-term debt			$5,812,047	$5,956,138
(1) The carrying value of our senior secured term loans, including the current portion, approximates its fair value.
(2) In February 2020, the outstanding principal amounts of our term loan facilities were repaid in full with net proceeds from our senior secured credit facilities which we subsequently repaid in full in September 2020 with net proceeds from the Notes and available cash on hand.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Unsecured Notes

On September 2, 2020, we issued $6 billion of senior unsecured notes (the “Notes”). Royalty Pharma plc’s obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary of Royalty Pharma plc. Interest on each series of the Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year, commencing on March 2, 2021. The Notes were issued at a total discount of $149.0 million. We capitalized approximately $40.7 million in debt issuance costs primarily composed of underwriting fees. The discount and the capitalized debt issuance costs are recorded as a direct deduction from the carrying amount of the Notes on our condensed consolidated balance sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. The Notes have a weighted average coupon rate and a weighted average effective interest rate of 2.125% and 2.50%, respectively.

Our Notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the Treasury Rate, plus a make-whole premium as defined in the indenture. Our Notes maturing after 2023 also have a call feature, exercisable at our option, to redeem the Notes at par in whole or in part one to six months immediately preceding maturity. In each case, accrued and unpaid interest is also required to be redeemed to the date of redemption.

Upon the occurrence of a change of control triggering event and downgrade in the rating of our Notes by two of three credit agencies, the holders may require us to repurchase all or part of their Notes at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

We are required to comply with certain covenants under our Notes and as of September 30, 2020, we were in compliance with all applicable covenants.

We used the net proceeds from the Notes offering, together with available cash on hand, to repay in full the senior secured credit facilities.

Senior Unsecured Revolving Credit Facility

On September 18, 2020, our subsidiary RP Holdings, as borrower, entered into a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which provides for borrowing capacity of up to $1.5 billion for general corporate purposes. We capitalized approximately $6.2 million in debt issuance costs related to the revolving credit facility which is recorded within Other current assets for the current portion and Other assets for the non-current portion as of September 30, 2020. As of September 30, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility is subject to an interest rate, at our option, of either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime rate, (2) the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR, plus 1% per annum (“ABR”) or (b) adjusted LIBOR, plus in each case, the applicable margin. The applicable margin for the Revolving Credit Facility varies based on our consolidated leverage ratio. Accordingly, the interest rates for the Revolving Credit Facility fluctuates during the term of the facility based on changes in the ABR, LIBOR and future changes in our consolidated leverage ratio.

The revolving credit agreement (the “Credit Agreement”) that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated charges, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. As of September 30, 2020, RP Holdings was in compliance with these covenants.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions (as discussed in Note 1) and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement (the “Senior Secured Credit Agreement”) with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. The senior secured credit facilities contained in the Senior Secured Credit Agreement consisted of a term loan A (“Tranche A-1”) and term loan B (“Tranche B-1”) in the amounts of $3.20 billion and $2.84 billion, respectively. Tranche A-1 had an interest rate of 1.50% above LIBOR and matures in February 2025. Tranche B-1 had an interest rate of 1.75% above LIBOR and matures in February 2027. In September 2020, the Company repaid in whole the outstanding principal amounts of term loans under the senior secured credit facilities governed by the Senior Secured Credit Agreement with net proceeds from the Notes and available cash on hand. We recorded a loss on debt extinguishment of $25.1 million as part of the Other non-operating expense/(income), net which primarily consists of unamortized loan issuance costs and original issue discount related to our senior secured credit facilities we wrote off in connection with the repayment.

RPIFT Senior Secured Credit Facilities

The RPIFT Senior Secured Credit Facilities (the “Old Credit Facility”) were repaid in full in February 2020 in connection with the Exchange Offer. As of December 31, 2019, the Old Credit Facility included two term loans, Term Loan A and Term Loan B. Tranche A-4 required annual amortization of 5.9% per year and tranche B-6 required annual amortization of 3.2% per year. The Old Credit Facility was secured by a grant by RPIFT of a security interest in substantially all of its personal property and a grant by RPCT of a security interest in RPIFT’s share (80%) of all amounts on deposit in the RPCT’s bank account.

The Old Credit Facility contained the following covenants measured quarterly: (i) maximum total leverage ratio of 4:00 to 1:00; (ii) debt coverage ratio of greater than 3.50 to 1.00. RPIFT was in compliance with these covenants at December 31, 2019.

Principal Payments on the Notes

The future principal payments for the Company’s borrowings as of September 30, 2020 over the next five years and thereafter are as follows:

(in thousands)
Year	Total
Remainder of 2020	$—
2021	—
2022	—
2023	1,000,000
2024	—
Thereafter	5,000,000
Total (1)	$6,000,000
(1) Excludes unamortized discount and loan issuance costs on long-term debt of $188.0 million, which are amortized through interest expense over the remaining life of the underlying debt obligations.

As of September 30, 2020, the fair value of our outstanding Notes was approximately $5.9 billion and represented a level 2 measurement within the fair value hierarchy.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Shareholders’ Equity

Capital structure

Following the completion of our IPO as discussed in Note 1, there have been no material changes in our capital structure. As of September 30, 2020, we have outstanding 370,002 thousand Class A ordinary shares and 237,108 thousand Class B ordinary shares. Class A ordinary shares in issue includes 4,099 thousand Class A ordinary shares beneficially in issue for which share issuance has not yet been effected.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. The purpose of the Class R redeemable shares was to ensure Royalty Pharma Limited had sufficient sterling denominated share capital at the time it was re-registered as a public limited company to Royalty Pharma plc, as required by the U.K. Companies Act. The Class R redeemable shares may be redeemed at the Company's option in the future. Any such redemption would be at the nominal value of £1 each.

RP Holdings’ Class B Interests are exchangeable on a one-for-one basis for our Class A ordinary shares pursuant to an Exchange Agreement entered into by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings that governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Each such exchange also results in the re-designation of the same number of our Class B ordinary share as a deferred share. As of September 30, 2020, we have outstanding deferred shares of 298,275 thousand.

Non-controlling interests

In the prior year periods, the only non-controlling interest related to RPSFT for which the related movements are presented in the historical statements of changes in shareholders’ equity. The net change in the balance of our four non-controlling interests for the three and nine months ended September 30, 2020 is as follows:

(in thousands)	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnership (1)	EPA Holdings	Total
June 30, 2020	$26,918	$1,986,511	$3,224,400	$—	$5,237,829
Contributions	—	2,105	—	—	2,105
Distributions	(27,455)	(101,716)	(46,177)	—	(175,348)
Other exchanges	—	—	(54,806)	—	(54,806)
IPO offering costs	—	—	(335)	—	(335)
Net income subsequent to IPO	21,909	125,414	186,299		333,622
Other comprehensive income:
Change in unrealized movement on available for sale debt securities	—	1,331	2,437	—	3,768
September 30, 2020	$21,372	$2,013,645	$3,311,818	$—	$5,346,835

(1) Related to the Continuing Investors Partnerships’ ownership of approximately 39% in RP Holdings through their ownership of the RP Holdings Class B Interests as of September 30, 2020. Royalty Pharma plc owns the remaining 61% of RP Holdings through its ownership of RP Holdings Class A and Class B Interests as of September 30, 2020.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnership (1)	EPA Holdings	Total
December 31, 2019	$35,883	$—	$—	$—	$35,883
Contributions	—	1,142,424	—	—	1,142,424
Transfer of interests	—	1,037,161	—	—	1,037,161
Distributions	(81,971)	(423,476)	(46,177)	—	(551,624)
Net income prior to IPO	42,151	102,892	—	—	145,043
Effect of exchange by Continuing Investors of Class B shares for Class A ordinary shares and reallocation of historical equity	—	(750)	2,433,848	—	2,433,098
Issuance of Class A ordinary shares sold in IPO, net of offering costs	—	—	758,255	—	758,255
Other exchanges	—	—	(54,806)		(54,806)
Net income subsequent to IPO	25,309	143,170	217,858	—	386,337
Other comprehensive income:
Change in unrealized movement on available for sale debt securities	—	12,224	2,840	—	15,064
September 30, 2020	$21,372	$2,013,645	$3,311,818	$—	$5,346,835

(1) Related to the Continuing Investors Partnerships’ ownership of approximately 39% in RP Holdings through their ownership of the RP Holdings Class B Interests as of September 30, 2020. Royalty Pharma plc owns the remaining 61% of RP Holdings through its ownership of RP Holdings Class A Interests as of September 30, 2020.

Equity Incentive Plan

In June 2020, our Equity Incentive Plan was approved and became effective on June 15, 2020. Under the Equity Incentive Plan, 800 thousand Class A ordinary shares have been reserved for future issuance.

Restricted Stock Units Activity and Share-Based Compensation

The Company grants RSUs to independent directors under the provisions of its Equity Incentive Plan. Share-based compensation expense is recognized based on estimated fair value of the award on the grant date and amortized on a straight-line basis over the requisite service period. We recognized share-based compensation of approximately $1.0 million and $4.7 million for the three and nine months ended September 30, 2020, respectively, which is recorded as part of General and administrative expenses in the condensed consolidated statement of comprehensive income.

There were no share-based awards or related share-based compensation in periods prior to the IPO.

13. Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Royalty Pharma plc by the weighted average number of Class A ordinary shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Royalty Pharma plc, including the impact of potentially dilutive securities, by the weighted average number of Class A ordinary shares outstanding during the period, including the number of Class A ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include the outstanding Class B ordinary shares and unvested RSUs issued under our Equity Incentive Plan. We use the “if-converted” method to determine the potentially dilutive effect of our Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs.

Prior to the IPO, our capital structure included predominantly unitholder interests. We analyzed the calculation of earnings per interest for periods prior to the IPO and determined that the resultant values would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three and nine months ended September 30, 2019.

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our Class B ordinary shares, Class R redeemable shares, and deferred shares do not share in the earnings or losses attributable to Royalty Pharma plc and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share for Class B ordinary shares, Class R redeemable shares, and deferred shares under the two-class method has not been presented. Our Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because shares of Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. Class B ordinary shares were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive.

The basic and diluted earnings per share for the nine months ended September 30, 2020 is only applicable for the period from June 16, 2020 to September 30, 2020, which represents the period in which we had outstanding Class A ordinary shares. We have 607,110 thousand fully diluted Class A ordinary shares outstanding as of September 30, 2020. The following table sets forth reconciliations used to compute basic and diluted earnings per share of Class A ordinary shares.

(in thousands, except per share amounts)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Basic earnings per share:
Numerator
Consolidated net income	$624,254	$1,335,326
Less: net income attributable to Continuing Investors Partnerships prior to the IPO (1)	—	479,842
Less: net income attributable to non-controlling interest - Class B subsequent to the offering	186,299	217,858
Less: net income attributable to non-controlling interest - Legacy Investors Partnerships and RPSFT	147,323	313,522
Net income attributable to Royalty Pharma plc	$290,632	$324,104

Denominator
Weighted average Class A ordinary shares outstanding - basic	369,999	367,753

Earnings per Class A ordinary share - basic	$0.79	$0.88

Diluted earnings per share:
Numerator
Net income attributable to Royalty Pharma plc	$290,632	$324,104

Denominator
Weighted average Class A ordinary shares outstanding - basic	369,999	367,753
Dilutive effect of unvested restricted units	3	3
Weighted average Class A ordinary shares outstanding - diluted	370,002	367,756

Earnings per Class A ordinary share - diluted	$0.79	$0.88

(1) Reflected as net income attributable to controlling interest on the unaudited condensed consolidated statement of comprehensive income

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below.

(in thousands)	For the Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Consolidated net income	$1,335,326	$1,014,891
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for changes in expected cash flows from financial royalty assets	101,498	(100,161)
Amortization of intangible assets	17,262	18,128
Amortization of loan issuance and discount on long-term debt	6,869	9,129
Unrealized loss on derivative contracts	39,886	78,776
Unrealized gain on equity securities	(200,955)	(10,020)
Equity in (earnings)/loss of non-consolidated affiliates	(33,961)	21,715
Distributions from non-consolidated affiliates	36,041	14,059
Loss on extinguishment of debt	30,272	—
Share-based compensation	4,588	—
Other	8,163	(370)
(Increase)/decrease in operating assets:
Financial royalty assets	(1,435,536)	(1,229,245)
Cash collected on financial royalty assets	1,549,211	1,402,054
Available for sale debt securities	—	(150,000)
Accrued royalty receivable	1,153	1,884
Other receivables	—	150,000
Other royalty income receivable	852	7,573
Other current assets	(12,935)	4,502
Other assets	44,770	(45,481)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	11,404	1,376
Derivative financial instruments	(34,952)	—
Net cash provided by operating activities	$1,468,956	$1,188,810

Non-cash investing and financing activities are summarized below.

(in thousands)	For the Nine Months Ended September 30,
	2020	2019
Supplemental schedule of non-cash investing / financing activities:
Contribution of investment in Legacy Investors Partnerships (Note 9)	$303,679	$—
Settlement of Epizyme forward purchase contract (Note 4)	5,700	—
Accrued purchase obligation - Tazverik (Note 17)	220,000	—
Repayments of long-term debt by contributions from non-controlling interest (1)	1,103,774	—
Accrued capitalized offering costs (2)	1,177	—

(1) Related to the pro rata portion of RPIFT’s outstanding debt repaid by the Legacy Investors Partnerships
(2) Related to capitalized offering costs incurred in connection with our IPO that have not been paid

15. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other comprehensive income/(loss). We include unrealized gains and losses on available for sale debt securities and unrealized gains/(losses) on the interest rate swaps that were designated as cash flow hedges in other comprehensive income/(loss).

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in accumulated other comprehensive income/(loss) by component are as follows:

	Unrealized gain/(loss) on available for sale debt securities	Unrealized gain/(loss) on interest rate swaps	Total Accumulated Other Comprehensive Income/(Loss)
	(in thousands)
Balance at December 31, 2019	$6,159	$(4,066)	$2,093
Reclassifications to income	—	4,066	4,066
Activity for the period	52,181	—	52,181
Reclassifications to non-controlling interest	(24,022)	—	(24,022)
Reclassifications from non-controlling interest	428	—	428
Balance at September 30, 2020	$34,746	$—	$34,746

16. Related Party Transactions

The Manager

The Manager is an affiliate of RP Ireland, the administrator of RPIFT and RPI 2019 Intermediate Finance Trust (“RPI Intermediate FT”) and is the investment manager for RPI. The sole member of the Manager holds an interest in the Company and serves as the Company’s Chief Executive Officer and Chairman of the Board, and as a director on the board of RP Holdings.

Historically, the Manager received operating and personnel payments payable in equal quarterly installments and increasing by 5% annually on a compounded basis under the terms of its management agreement with Old RPI and the Legacy Investors Partnerships. RP Ireland receives an annual management fee payable in advance by Old RPI in equal quarterly installments under terms of the Limited Partnership Agreements of the Legacy Investors Partnerships. Operating and personnel payments incurred during the three and nine months ended September 30, 2019 were $15.0 million and $45.0 million, respectively and were recognized within General and administrative expenses on the condensed consolidated statements of comprehensive income.

In connection with the Exchange Offer Transactions (discussed in Note 1), the Manager has entered into new management agreements with RPI and its subsidiaries, the Continuing Investors Partnerships, and with the Legacy Investors Partnerships. Pursuant to the new management agreements, RPI pays quarterly Operating and Personnel Payments in respect of operating and personnel expenses to the Manager or its affiliates equal to 6.5% of the Adjusted Cash Receipts (both, as defined in the New Management Agreement) for such quarter and 0.25% of the GAAP value of our security investments as of the end of such quarter. The Operating and Personnel Payment for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our income statement, is payable in equal quarterly installments and increases by 5% annually on a compounded basis. Operating and Personnel Payments incurred during the three and nine months ended September 30, 2020 were $30.6 million and $77.9 million, respectively.

Distribution Payable to Non-Controlling Interest

The Distribution payable to non-controlling interest of $135.6 million at September 30, 2020 includes the following: (1) $107.7 million of royalty receipts due from Old RPI to the Legacy Investors Partnerships in connection with the Legacy Investors Partnerships’ non-controlling interest in Old RPI that arose in the Reorganization Transactions and (2) $27.9 million of royalty receipts due from RPCT to RPSFT in connection with its non-controlling interest in RPCT. The Distribution payable to non-controlling interest of $31.0 million at December 31, 2019 represents royalty receipts due from RPCT to RPSFT.

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

ROYALTY PHARMA PLC AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Acquisition from Epizyme

In November 2019, in connection with an equity investment in Epizyme Inc. of $100.0 million made by RPIFT, Pablo Legorreta, Royalty Pharma’s Chief Executive Officer, was appointed as a director of Epizyme, for which he will receive compensation in cash and shares, all of which will be contributed to the Manager and used to reduce costs and expenses which would otherwise be billed to the Company or its affiliates.

Acquisition from Bristol-Myers Squibb

In November 2017, RPI Acquisitions entered into a purchase agreement with Bristol-Myers Squibb (“BMS”) to acquire from BMS a percentage of its future royalties on worldwide sales of Onglyza, Farxiga, and related diabetes products marketed by AstraZeneca (the “Purchase Agreement”). We agreed to make payments to BMS based on sales of the products over eight quarters beginning with the first quarter of 2018 in exchange for a high single-digit royalty on worldwide sales of the products from 2020 through 2025.

On December 8, 2017, RPI Acquisitions entered into a purchase, sale and assignment agreement (“Assignment Agreement”) with a wholly owned subsidiary of BioPharma Credit PLC (“BPCR”), an affiliate of the Company. BPCR is a related entity due to the sole member of the investment manager having significant influence over both entities. Under the terms of the Assignment Agreement, RPI Acquisitions assigned the benefit of 50% of the payment stream acquired from BMS to BPCR in consideration for BPCR meeting 50% of the funding obligations owed to BMS under the Purchase Agreement.

We began making installment payments to BMS during the second quarter of 2018 and completed our funding in the first quarter of 2020. Upon transfer of funds from BPCR to RPI Acquisitions to meet the quarterly funding obligation to BMS, RPI Acquisitions derecognized 50% of the financial royalty asset. Cash received from BPCR in respect of each funding obligation equaled the carrying amount of the assigned transfer of interest, therefore no gain or loss was recognized upon the transfer. The financial royalty asset of $155.3 million and $150.3 million included in financial royalty assets, net on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively, represents only the Company's right to the future payment streams acquired from BMS.

We have funded a cumulative amount of $162.4 million, net of the assigned funding obligations. We began to recognize income from this asset once our installment funding obligation was completed and we received our first royalty payment on the asset in the second quarter of 2020.

Other transactions

In the nine months ended September 30, 2020, the Company reimbursed Pablo Legorreta, Royalty Pharma’s Chief Executive Officer, approximately $1.0 million for the cost of purchasing and donating ventilators to hospitals on behalf of Royalty Pharma.

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnership whose only substantive operations are its investment in our subsidiaries. The total investment of $4.3 million is recorded as treasury interests, of which $2.1 million is held by non-controlling interests in the consolidated balance sheet as of September 30, 2020.

Based on its ownership percentage of RP Holdings relative to the Company, each Continuing Investor Partnership pays a pro rata portion of any costs and expenses in connection with the contemplation of, formation of, listing and ongoing operation of the Company and any subsidiary of the Company, including any third-party expenses of managing the Company and any subsidiary of the Company, such as accounting, audit, legal, reporting, compliance, administration (including directors’ fees), financial advisory, consulting, investor relations, and insurance expenses relating to the affairs of the Company and any subsidiary of the Company.

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

On August 7, 2020, we entered into a funding agreement with Biohaven, including the Series B Biohaven Preferred Share Agreement, for up to $450.0 million to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones. Biohaven received $150.0 million at closing and will receive $100.0 million upon the start of the oral zavegepant Phase 3 program. Pursuant to the Series B Biohaven Preferred Share Agreement, we will also provide further support for the ongoing launch of Nurtec ODT with the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200.0 million payable on a quarterly basis between March 31, 2021 and December 31, 2024. In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between March 31, 2025 and December 31, 2030.

In November 2019, RPIFT agreed to pay $330.0 million to purchase Eisai’s royalties on future worldwide sales of Tazverik (tazemetostat), a novel targeted therapy in late-stage clinical development that was approved by the FDA in January 2020 for epithelioid sarcoma, and with the potential to be approved in several cancer indications. Under the terms of its agreement with Eisai, RPIFT acquired Eisai’s future worldwide royalties on net sales by Epizyme of Tazverik outside of Japan, for an upfront payment of $110.0 million plus up to an additional $220.0 million for the remainder of the royalty upon FDA approval of Tazverik for certain indications. The FDA approval of Tazverik in January 2020 triggered our obligation to fund the second $110.0 million tranche in November 2020. In June 2020, the FDA approval of additional indications of Tazverik triggered our obligation to fund the final $110.0 million tranche in November 2021. The second and the final $110.0 million tranches are recorded in the current and long-term liabilities, respectively, on the condensed consolidated balance sheet at September 30, 2020.

We have commitments to advance funds to counterparties through our investment in the Avillion Entities and R&D arrangements. Please refer to Notes 9 and 10, respectively, for details of these arrangements. We also have requirements to make Operating and Personnel Payments over the life of the management agreement as described in Note 16, which are variable and based on projected cash receipts.

Legal Proceedings

We are a party to various legal actions. The most significant of these is described below. Unless otherwise noted, it is not possible to determine the outcome of these matters, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss. We did not have any material accruals for the matter described below in our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

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

18. Subsequent Events

In October 2020, we completed a secondary offering of 17,343,037 of our Class A ordinary shares at a price of $42.0 per share. All of the shares sold in the offering were offered by certain of the Continuing Investors (the “Selling Shareholders”). We did not receive any proceeds from or pay any underwriting costs associated with the sale of Class A ordinary shares offered by the Selling Shareholders. The shares sold in the offering consisted of (i) 4,137,358 existing Class A ordinary shares held by the Continuing Investors and (ii) 13,205,679 newly-issued Class A ordinary shares issued in connection with the redemption of 13,205,679 RP Holdings Class B Interests by the Continuing Investors Partnerships that participated in the offering. Following the completion of the secondary offering, we own approximately 62% of RP Holdings and the Continuing Investor Partnerships own the remaining 38% of RP Holdings.

In October 2020, we acquired the residual royalty interest in Vertex’s cystic fibrosis franchise treatments owned by the Cystic Fibrosis Foundation. The agreement includes an upfront payment of $575 million and a potential milestone payment of $75 million.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes to our consolidated financial statements included in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 17, 2020 (the “Prospectus”), and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. Risk Factors and Special Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in the Prospectus.

Royalty Pharma plc is an English public limited company incorporated under the laws of England and Wales that was created for the purpose of consolidating our predecessor entities and facilitating the initial public offering (“the IPO”) of our Class A ordinary shares that was completed in June 2020. “Royalty Pharma,” “Royalty Pharma Investments,” “RPI,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. After the consummation of the Reorganization Transactions and before the consummation of the IPO, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments 2019 ICAV. Prior to the Reorganization Transactions, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments, an Irish Unit Trust (“Old RPI”).

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

Our capital-efficient business model enables us to benefit from many of the most attractive characteristics of the biopharmaceutical industry, including long product life cycles, significant barriers to entry and noncyclical revenues, but with substantially reduced exposure to many common industry challenges such as early stage development risk, therapeutic area constraints, high research and development (“R&D”) costs, and high fixed manufacturing and marketing costs. We have a highly flexible approach that is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties in the most attractive therapies across the biopharmaceutical industry. The success of our business has been the result of a focused strategy of actively identifying and tracking the development and commercialization of key new therapies, allowing us to move quickly to make acquisitions when opportunities arise. We acquire royalties on approved products, often in the early stages of their commercial launches, and development-stage product candidates with strong proof of concept data, mitigating development risk and expanding our opportunity set.

We classify our royalty acquisitions by the approval status of the therapy at the time of acquisition:

•Approved Products – We acquire royalties in approved products that generate predictable cash flows and may offer upside potential from unapproved indications. Since inception in 1996 and through 2019, we have deployed $12.0 billion of cash to acquire royalties on approved products. From 2012 through 2019, we have acquired $7.0 billion of royalties on approved products.

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

•M&A – We acquire royalties in connection with mergers and acquisitions (“M&A”) transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

Background and Format of Presentation

Royalty Pharma plc is an English public limited company incorporated under the laws of England and Wales that was created for the purpose of consolidating our predecessor entities and facilitating the IPO of our Class A ordinary shares that was completed in June 2020. Upon completion of our IPO, we issued 89,333,920 shares of Class A ordinary shares at a price to the public of $28.00 per share, of which 71,652,250 and 17,681,670 shares were offered by us and selling shareholders, respectively. The number of Class A ordinary shares issued at closing included the exercise in full of the underwriters’ option to purchase 11,652,250 additional Class A ordinary shares from us. We received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. Our Class A ordinary shares began trading on the Nasdaq Global Select Market under the ticker symbol “RPRX” on June 16, 2020. Following our IPO, we operate and control the business affairs of Royalty Pharma Holdings Ltd, (“RP Holdings”) through our controlling ownership of RP Holdings’ Class A ordinary shares (“RP Holdings Class A Interests”) and RP Holdings’ Class B ordinary shares (the “RP Holdings Class B Interests”). We include RP Holdings and its subsidiaries in our condensed consolidated financial statements. RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV, which is an Irish collective asset management entity formed to facilitate our Exchange Offer Transactions.

Pursuant to the Exchange Offer Transactions, certain investors who invested in Old RPI through the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in the Continuing Investors Partnerships. As a result of the Exchange Offer Transactions, RPI, through its wholly-owned subsidiary RPI Intermediate FT, owns an economic interest in 82% of Old RPI. Through its 82% indirect ownership of Old RPI, RPI is legally entitled to 82% of the economics of Old RPI’s wholly-owned subsidiaries, RPIFT and RPI Acquisitions, and 82% of the 80% of RPCT that is owned by RPIFT.

From the Exchange Date until the expiration of the Legacy Investors Partnerships’ investment period on the Legacy Date, the Legacy Investors Partnerships had the option to participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI has ceased making new investments and each of Old RPI and the Legacy Investors Partnerships became legacy entities. Following the Legacy Date, we have made and will continue to make new investments solely through our wholly-owned subsidiaries, including RPI Intermediate FT.

Following management’s determination that a high degree of common ownership exists in RPI both before and after the Exchange Date, RPI recognized Old RPI’s assets and liabilities at the carrying value reflected on Old RPI’s balance sheet as of the Exchange Date. Old RPI is our predecessor for financial reporting purposes. The references in the following discussion to the three and nine months ended September 30, 2019 refer to the financial results of Old RPI for the same periods.

Understanding Our Financial Reporting

In accordance with generally accepted accounting principles in the United States (“GAAP”), most of the royalties we acquire are treated as investments in cash flow streams and are thus classified as financial assets. These investments have yield components that most closely resemble loans measured at amortized cost under the effective interest accounting methodology. Under this accounting methodology, we calculate the effective interest rate on each financial royalty asset using a forecast of the expected cash flows to be received over the life of the financial royalty asset relative to the initial acquisition price. The yield, which is calculated at the end of each reporting period and applied prospectively, is then recognized via accretion into our income at the effective rate of return over the expected life of the financial royalty asset.

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

Portfolio Overview

Our portfolio consists of royalties on more than 45 marketed therapies and three development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare diseases, oncology, neurology, infectious disease, cardiology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty cash receipts for the three and nine months ended September 30, 2020 and 2019, grouped by Growth Products and Mature Products. “Growth Products” are defined as royalties with a duration expiring after December 31, 2020. We define all other royalties as “Mature Products”.

(in thousands)			Three Months Ended September 30,		Nine Months Ended September 30,
	Marketer	Therapeutic area	2020	2019	2020	2019
Growth Products
Cystic fibrosis franchise (1)	Vertex	Rare diseases	$156,952	$115,738	$392,474	$308,422
Tysabri	Biogen	Neurology	76,617	83,473	252,941	248,093
Imbruvica	AbbVie/Johnson & Johnson	Cancer	77,816	67,348	237,038	194,697
HIV franchise (2)	Gilead, others	Infectious diseases	66,869	63,090	215,448	191,666
Xtandi	Pfizer, Astellas	Cancer	38,498	31,793	107,406	86,401
Januvia, Janumet, Other DPP-IVs (3)	Merck, others	Diabetes	34,485	33,875	104,132	107,695
Promacta	Novartis	Hematology	39,734	31,114	102,135	50,449
Farxiga/Onglyza	AstraZeneca	Diabetes	8,290	—	16,547	—
Prevymis	Merck	Infectious diseases	6,786	—	13,199	—
Emgality	Eli Lilly	Neurology	2,598	1,019	6,811	1,019
Crysvita	Ultragenyx, Kyowa Kirin	Rare diseases	3,384	—	6,004	—
Erleada	Johnson & Johnson	Cancer	2,104	1,614	5,314	1,614
Trodelvy	Gilead	Cancer	833	—	833	—
Tazverik	Epizyme	Oncology	166	—	262	—
Nurtec ODT	Biohaven	Neurology	227	—	227	—
Other Growth Products (4)			59,228	52,067	204,061	144,913
Total Royalty Receipts - Growth Products			$574,587	$481,131	$1,664,832	$1,334,969

Mature Products
Tecfidera (5)	Biogen	Neurology	$—	$—	$—	$150,000
Letairis	Gilead	Cardiology	8,762	29,409	31,037	90,326
Lyrica	Pfizer	Neurology	4,855	32,067	17,412	96,806
Remicade	Johnson & Johnson, Merck	Immunology	—	—	—	6,068
Other mature products (6)			256	2,352	3,800	20,275
Total Royalty Receipts - Mature Products			$13,873	$63,828	$52,249	$363,475

(1) The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko, Symkevi, Trikafta, and Kaftrio.

(2) The HIV franchise includes the following approved products: Atripla, Truvada, Emtriva, Complera, Stribild, Genvoya, Descovy, Odefsey, Symtuza and Biktarvy. The HIV franchise is marketed by Gilead, Bristol-Myers Squibb and Merck.
(3) Januvia, Janumet, Other DPP-IVs include the following approved products: Tradjenta, Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by Boehringer Ingelheim, AstraZeneca, Novartis and Takeda.
(4) Other Growth Products include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Cimzia, Conbriza/Fablyn/Viviant, Entyvio, IDHIFA, Lexiscan, Mircera, Myozyme, Nesina, Priligy and Soliqua. Other Growth Products also include contributions from the Legacy SLP Interest and a distribution from Avillion in respect of Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck Asset”), for which development ceased in 2020, and for which the receipt is presented as Distributions from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows.
(5) Receipts from Tecfidera milestone payments are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows.
(6) Other Mature Products primarily include royalties on the following products: Prezista, Rotateq, Savella and Thalomid.

Financial Overview

Financial highlights

•Net cash provided by operating activities totaled $1.5 billion and $1.2 billion for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by operating activities is the most comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $1.3 billion and $1.6 billion for the nine months ended September 30, 2020 and 2019, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $1.2 billion and $1.5 billion for the nine months ended September 30, 2020 and 2019, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $1.1 billion and $1.2 billion for the nine months ended September 30, 2020 and 2019, respectively.

Understanding Our Results of Operations

In connection with our IPO, Royalty Pharma plc became a holding company whose principal asset is a controlling equity interest in RP Holdings, which is the sole equity owner of Royalty Pharma Investments 2019 ICAV and is included in our condensed consolidated financial statements. We report non-controlling interests related to four minority interests in our subsidiaries held by third parties.

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

3.     The third minority interest is attributable to the RP Holdings Class B Interests held indirectly by the Continuing Investors, which represent an approximate 39% ownership interest in RP Holdings as of September 30, 2020 and are exchangeable for Class A ordinary shares following the expiration of the underwriters’ lock-up agreements in connection with the IPO. The value of this non-controlling interest will decline over time if the investors who indirectly own the RP Holdings Class B Interests exchange those shares for our Class A ordinary shares.

4.     The fourth minority interest is attributable to a de minimis interest in RPCT held by certain legacy investors as a result of a 2011 reorganization transaction that created a prior legacy entity. The value of this non-controlling interest will decline over time as the assets in RPCT expire and is expected to be substantially eliminated by the end of 2022.

The fourth non-controlling interest related to RPSFT’s ownership in RPCT is the only non-controlling interest that existed prior to the Reorganization Transactions and is reflected in our historical financial statements for periods through December 31, 2019 and discussed in this MD&A. The non-controlling interest related to the Legacy Investors Partnerships’ 18% ownership interest in Old RPI exists from the Exchange Date and is reflected in our financial statements for the first quarter of 2020. The other two non-controlling interests are reflected in our financial statements from and after the date of our IPO. All of the results of operations of RP Holdings, Old RPI and RPCT are consolidated into our financial statements.

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

Total income and other revenues

Total income and other revenues is primarily comprised of income from our financial royalty assets, royalty revenue from our intangible royalty assets, and royalty income arising from successful commercialization of products developed through joint R&D funding arrangements. Most of our royalties on both approved products and development-stage product candidates are classified as financial assets as our ownership rights are generally passive in nature. In instances in which we acquire a royalty asset that does include more substantial rights or ownership of the underlying intellectual property, we classify such royalty assets as intangible assets.

The majority of our royalties are recorded as financial assets, for which we recognize interest income. Royalty revenue relates solely to revenue from our DPP-IV patent estate for which the patent rights have been licensed to various counterparties. For the three and nine months ended September 30, 2020 and 2019, the royalty payors accounting for greater than 10% of our total income and other revenues in any one period are shown in the table below:

		Contribution to total income and other revenues for the
		Three Months Ended September 30,		Nine Months Ended September 30,
Royalty payor	Royalty asset	2020	2019	2020	2019
Vertex	Cystic fibrosis franchise	27%	23%	28%	23%
AbbVie	Imbruvica	19%	19%	19%	19%
Gilead	HIV franchise, Letairis, Trodelvy	13%	19%	14%	19%
Biogen	Tysabri	10%	12%	11%	13%

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

Other royalty income

Other royalty income primarily includes income from former royalties for which the asset balances have been fully depleted and royalty income from synthetic royalties arising out of R&D funding arrangements. Occasionally, a royalty asset may be depleted on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial asset remains. Similarly, we may continue to collect royalties on a royalty asset beyond the estimated patent expiration date by which the financial asset was amortized in full. In each scenario where a financial asset no longer remains, income on such royalty asset is recognized as other royalty income.

R&D funding expense

R&D funding expense consists of (1) upfront R&D payments we have made to counterparties to acquire royalties on development-stage product candidates and (2) amounts we incurred to jointly fund development-stage product candidates undergoing clinical trials with our partners in exchange for royalties if the products are successfully developed and commercialized. These expenditures relate to the activities performed by our counterparties to develop and test new products, to test existing products for treatment in new indications, and to ensure product efficacy and regulatory compliance prior to launch.

Below is a summary of the R&D agreements in place and the associated R&D funding expense during the three and nine months ended September 30, 2020 and 2019:

(in thousands)			Three Months Ended September 30,		Nine Months Ended September 30,
Partner/ Counterparty	Product	Current stage of development	2020	2019	2020	2019
Pfizer	Palbociclib/ Ibrance	No longer in Phase III clinical trial for adjuvant breast cancer; approved for other indications	$—	$17,463	$—	$53,800
Other	Various	Various	5,096	5,255	18,510	13,366
	Total R&D funding expense		$5,096	$22,718	$18,510	$67,166

Provision for changes in expected cash flows from financial royalty assets

The provision for changes in expected future cash flows from financial royalty assets includes the following activities:

•the movement in the cumulative allowance for changes in expected future cash flows, and
•the movement in the allowance for credit losses upon adoption of ASU 2016-13 on January 1, 2020.

The provision for changes in expected cash flows is the current period activity resulting from adjustments to the cumulative allowance for changes in expected cash flows, which is a contra balance sheet account linked to our Financial royalty assets, net balance on the condensed consolidated balance sheets. As discussed above, income is accreted on our financial royalty assets using the effective interest method. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly to the income statement through the line item Provision for changes in expected future cash flows from financial royalty assets. If, in a subsequent period, there is significant increase in expected cash flows or if actual cash flows are significantly greater than cash flows previously expected, we reduce the cumulative allowance previously established for a financial royalty asset for the incremental increase in the present value of cash flows expected to be collected. This results in a credit to provision expense.

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

Upon the adoption on January 1, 2020 of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on our portfolio of financial royalty assets. The provision for changes in expected cash flows from financial royalty assets reflects the activity for the period that relates to the change in estimates applied to calculate the allowance for current expected credit losses, namely any new financial royalty assets whose marketer has a credit rating below investment grade and changes in the underlying cash flow forecasts used in the effective interest model to measure income from our financial royalty assets.

General and administrative expenses

General and administrative (“G&A”) expenses include Operating and Personnel Payments, bad debt expense, legal reserves, other expenses for professional services and share-based compensation.

Beginning in 2020, the Operating and Personnel Payments paid to our Manager have been significantly higher than they were in historical periods. Prior to the Reorganization Transactions, the Operating and Personnel Payments were fixed, growing at 5% annually and not linked to any financial line item. Under the New Management Agreement which is effective from the Exchange Date, Operating and Personnel Payment for RPI are calculated as 6.5% of the Adjusted Cash Receipts for each quarter and 0.25% of the GAAP value of our security investments as of the end of each quarter, adjusted to reflect the actual GAAP value of our security investments. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our net income, is payable in equal quarterly installments and increases by 5% annually on a compounded basis through the Legacy Date, after which it will be calculated as the greater of $1 million per quarter and 0.3125% of Royalty Investments as defined in the New Management Agreement. The expenses incurred in respect of Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses in 2020 and on an ongoing basis.

Equity in (earnings) loss of non-consolidated affiliates

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

The Avillion Entities

During 2014, we entered into an agreement with our equity method investee (“Avillion I”) to invest up to $46.0 million over three years to fund a portion of the costs of a pivotal Phase III study for Pfizer’s Bosulif (bosutinib) to expand its label into front-line chronic myeloid leukemia. The FDA approved a supplemental New Drug Application (“sNDA”) for Pfizer’s Bosulif (bosutinib) in December 2017, which triggered a series of contractual fixed payments from Pfizer to Avillion I over a 10-year period, which we recognize through receipt of distributions from non-consolidated affiliates on the Statement of Cash Flows.

In 2018, we agreed to fund up to approximately $105 million over multiple years to fund a portion of the costs for Phase III clinical trials of our equity method investee (“Avillion II,” or together with Avillion I, the “Avillion Entities”), who simultaneously entered into a co-development agreement with AstraZeneca to advance PT027 through a global clinical development program for the treatment of asthma in exchange for a series of deferred payments and success-based milestones.

In March 2017, and through an amendment in December 2019, we entered into an agreement to invest $19.0 million to fund approximately 50% of the costs of a phase II clinical trial for the use of the Merck Asset for the treatment of psoriasis in exchange for certain milestone and royalty payments. Development for the Merck Asset ceased in 2020 and we do not expect to record significant earnings or losses in the future related to this investment.

The business model of the Avillion Entities includes partnering with global biopharmaceutical companies to perform R&D in exchange for success-based milestones and/or royalties once products are commercialized.

Other (income) expense, net

Other (income) expense, net primarily includes the unrealized gains or losses on our derivatives, the change in fair market value of our equity securities, losses on extinguishment of debt and interest income.

Net income attributable to non-controlling interest

Prior to the Exchange Date, the net income attributable to non-controlling interest relates to RPSFT’s 20% share of earnings in RPCT, which is a consolidated subsidiary of Old RPI.

As of and following the Exchange Date, the net income attributable to non-controlling interest also includes Legacy Investors Partnerships’ approximately 18% share of earnings in Old RPI. As the Legacy Investors Partnerships are no longer participating in investment opportunities of RPI, the related net income attributable to this non-controlling interest is expected to decline over time.

In connection with our IPO, this line item also includes net income attributable to the RP Holdings Class B Interests held by the Continuing Investors Partnerships, and will include the Class C Special Interests held by EPA Holdings once certain conditions have been met. Net income attributable to the non-controlling interest related to the RP Holdings Class B Interests held by the Continuing Investors Partnerships will decline over time if the investors who indirectly own the RP Holdings Class B Interests exchange those shares for our Class A ordinary shares.

Results of Operations

For the three and nine months ended September 30, 2020 and 2019

The comparison of our historical results of operations for the three and nine months ended September 30, 2020 and 2019 is as follows:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Income and other revenues:
Income from financial royalty assets	$498,515	$430,084	$68,431	15.9%	$1,435,536	$1,229,245	$206,291	16.8%
Revenue from intangible royalty assets	34,550	32,038	2,512	7.8%	102,978	110,760	(7,782)	(7.0)%
Other royalty income	5,334	2,155	3,179	147.5%	11,696	16,763	(5,067)	(30.2)%
Total income and other revenues	538,399	464,277	74,122	16.0%	1,550,210	1,356,768	193,442	14.3%
Operating expenses:
Research and development funding expense	5,096	22,718	(17,622)	(77.6)%	18,510	67,166	(48,656)	(72.4)%
Provision for changes in expected cash flows from financial royalty assets	(33,792)	(122,338)	88,546	(72.4)%	101,498	(100,161)	201,659	(201.3)%
Amortization of intangible royalty assets	5,796	5,796	—	—%	17,262	18,128	(866)	(4.8)%
General and administrative expenses	50,732	25,603	25,129	98.1%	131,596	80,378	51,218	63.7%
Total operating expenses	27,832	(68,221)	96,053	(140.8)%	268,866	65,511	203,355	310.4%
Operating income	510,567	532,498	(21,931)	(4.1)%	1,281,344	1,291,257	(9,913)	(0.8)%
Other (income)/expense:
Equity in (earnings)/loss of non-consolidated affiliates	(13,743)	8,042	(21,785)	(270.9)%	(33,961)	21,715	(55,676)	(256.4)%
Interest expense	31,444	68,796	(37,352)	(54.3)%	119,217	205,230	(86,013)	(41.9)%
Other (income) expense, net	(131,388)	15,633	(147,021)	(940.5)%	(139,238)	49,421	(188,659)	(381.7)%
Total other (income) expenses, net	(113,687)	92,471	(206,158)	(222.9)%	(53,982)	276,366	(330,348)	(119.5)%
Consolidated net income	624,254	440,027	184,227	41.9%	1,335,326	1,014,891	320,435	31.6%
Less: Net income attributable to non-controlling interest	(333,622)	(31,045)	(302,577)	974.6%	(531,380)	(86,752)	(444,628)	512.5%
Net income attributable to controlling interest	$290,632	$408,982	$(118,350)	(28.9)%	$803,946	$928,139	$(124,193)	(13.4)%

Total income and revenues

Income from financial royalty assets

Income from financial royalty assets by product for our top products for the three and nine months ended September 30, 2020 and 2019 is as follows, in order of contribution to income for the nine months ended September 30, 2020:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Cystic fibrosis franchise	$147,924	$107,207	$40,717	38.0%	$436,968	$312,785	$124,183	39.7%
Imbruvica	99,709	88,726	10,983	12.4%	295,176	255,824	39,352	15.4%
HIV franchise	59,338	65,368	(6,030)	(9.2)%	188,840	188,172	668	0.4%
Tysabri	56,111	56,125	(14)	—%	166,341	169,831	(3,490)	(2.1)%
Xtandi	26,217	23,652	2,565	10.8%	75,453	75,747	(294)	(0.4)%
Promacta	12,876	11,393	1,483	13.0%	39,265	24,604	14,661	59.6%
Other	96,340	77,613	18,727	24.1%	233,493	202,282	31,211	15.4%
Total income from financial royalty assets	$498,515	$430,084	$68,431	15.9%	$1,435,536	$1,229,245	$206,291	16.8%

Three months ended September 30, 2020 and 2019

Income from financial royalty assets increased by $68.4 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily driven by strong performance of the cystic fibrosis franchise following the prior year approval of Trikafta as well as strong performance of Imbruvica, partially offset by a slight decline in the performance of the HIV franchise. Additionally, we recorded $46.3 million in income in the three months ended September 30, 2020 related to new assets acquired subsequent to the three months ended September 30, 2019, including primarily Tazverik, Crysvita, Prevymis and Evrysdi, which was partially offset by declines from maturing assets, such as Lyrica and Letairis.

Nine Months Ended September 30, 2020 and 2019

Income from financial royalty assets increased by $206.3 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by strong performance of the cystic fibrosis franchise and Imbruvica. Additionally, we recorded $85.1 million in income in the nine months ended September 30, 2020 related to new assets acquired subsequent to the nine months ended September 30, 2019, including primarily Tazverik, Crysvita, Prevymis and Evrysdi, which was partially offset by declines from maturing assets, such as Lyrica and Letairis.

Revenue from intangible royalty assets

Three months ended September 30, 2020 and 2019

Revenue from intangible royalty interests is relatively flat in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 and 2019

Revenue from intangible royalty interests declined by $7.8 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily driven by Januvia, Janumet and other DPP-IV royalties approaching maturity.

Other royalty income

Three months ended September 30, 2020 and 2019

Other royalty income increased by $3.2 million in the three months ended September 30, 2020 primarily due to the higher royalty income from Soliqua and other royalties.

Nine Months Ended September 30, 2020 and 2019

Other royalty income decreased by $5.1 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the loss of royalty income from Remicade, which expired in 2018 but for which we continued collecting royalties through the three months ended March 31, 2019, as well as the expiration of our Prezista royalty in the nine months ended September 30, 2019, offset by the higher royalty income from Soliqua and other royalties in the nine months ended September 30, 2020.

R&D funding expense

Three months ended September 30, 2020 and 2019

R&D funding expense declined in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as a result of satisfying our funding commitments in the three months ended December 31, 2019 under our agreement with Pfizer.

Nine Months Ended September 30, 2020 and 2019

R&D funding expense declined in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to the completion of our funding requirements in the three months ended December 31, 2019 under our agreement with Pfizer.

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
As the latter activity is a combination of income and expense items, the provision breakdown by product, exclusive of the provision for current expected credit losses, is as follows, based on the largest contributors to each period’s income or expense:

(in thousands)
	Three Months Ended September 30,		Three Months Ended September 30,
Product	2020	Product	2019
Cystic fibrosis franchise	$(98,381)	Cystic fibrosis franchise	$(97,537)
Xtandi	(53,142)	Tysabri	(48,999)
Crysvita	(44,263)	Xtandi	(27,598)
Alogliptin	(19,900)	Soliqua	29,842
Tysabri	127,241	Alogliptin	25,882
Other	24,589	Other	(3,928)
Total provision, exclusive of provision for credit losses	(63,856)	Total provision, exclusive of provision for credit losses	(122,338)
Provision for current expected credit losses, net	30,064	Provision for current expected credit losses, net	—
Total provision	$(33,792)	Total provision	$(122,338)

(in thousands)
	Nine Months Ended September 30,		Nine Months Ended September 30,
Product	2020	Product	2019
Tysabri	$89,805	Cystic fibrosis franchise	$(179,455)
Imbruvica	34,664	Tysabri	(31,961)
Soliqua	25,977	Xtandi	66,494
Xtandi	(166,361)	Soliqua	31,798
Alogliptin	(25,593)	Promacta	21,016
Other	4,259	Other	(8,053)
Total provision, exclusive of provision for credit losses	(37,249)	Total provision, exclusive of provision for credit losses	(100,161)
Provision for current expected credit losses, net	138,747	Provision for current expected credit losses, net	—
Total provision	$101,498	Total provision	$(100,161)

Three months ended September 30, 2020 and 2019

In the three months ended September 30, 2020, we recorded provision income of $33.8 million for changes in expected cash flows in comparison to provision income of $122.3 million for the three months ended September 30, 2019. The provision income for the three months ended September 30, 2020 was primarily due to a large reversal of the cumulative allowances for the cystic fibrosis franchise, Xtandi, Crysvita and Alogliptin due to increases in sell-side equity research analysts’ consensus forecasts. Offsetting the provision income was provision expense recorded for Tysabri, primarily driven by declines in sell-side equity research analysts’ consensus forecasts.

In the three months ended September 30, 2019, we recognized provision income of $122.3 million, primarily driven by a large reversal of the cumulative allowances for the cystic fibrosis franchise, Tysabri and Xtandi due to increases in sell-side equity research analysts’ consensus forecasts. Offsetting the provision income was provision expense recorded for Soliqua and Alogliptin, primarily driven by declines in sell-side equity research analysts’ consensus forecasts.

In connection with the adoption of ASU 2016-13 on January 1, 2020, we recognized provision expense for current expected credit losses of $30.1 million in the three months ended September 30, 2020 for which we did not have comparable activity in the three months ended September 30, 2019. The primary drivers of the current period provision expense relate to an increase in the balance of financial royalty assets and the credit rating of associated marketers.

Nine Months Ended September 30, 2020 and 2019

In the nine months ended September 30, 2020, we recorded provision expense of $101.5 million for changes in expected cash flows in comparison to provision income of $100.2 million for the nine months ended September 30, 2019. The provision expense for the nine months ended September 30, 2020 is largely driven by provision expense for current expected credit losses of $138.7 million in the nine months ended September 30, 2020 for which we did not have comparable activity in the nine months ended September 30, 2019, and for which the expense is primarily due to an increased balance of financial royalty assets and the credit rating of the associated marketers. Offsetting the provision expense was provision income of $37.2 million primarily driven by a reversal of the cumulative allowances for Xtandi and Alogliptin due to increases in sell-side research analysts’ consensus forecasts.

In the nine months ended September 30, 2019, we recognized provision income of $100.2 million primarily driven by a large reversal of the cumulative allowances for cystic fibrosis franchise, and Tysabri due to increases in sell-side research analysts’ consensus forecasts, offset by provision expenses recorded for Xtandi, Soliqua and Promacta driven by declines in sell-side equity research analysts’ consensus forecasts.

G&A expenses

Three months ended September 30, 2020 and 2019

G&A expenses increased $25.1 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily as a result of an increase in Operating and Personnel Payments following the execution of the New Management Agreement in February 2020, and a full quarter of expense associated a new the directors and officers liability insurance policy that was entered into in connection with the IPO.

Nine Months Ended September 30, 2020 and 2019

G&A expenses increased $51.2 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by an increase in Operating and Personnel Payments and a full quarter of expense associated with the directors and officers liability insurance policy that was entered into in connection with the IPO. Additionally, the increase was also driven by share-based compensation expense and higher costs of non-recurring professional services incurred in connection with the Reorganization Transactions and our IPO, including fees related to the refinancing of our debt in the three months ended March 31, 2020.

Equity in (earnings)/loss of non-consolidated affiliates

Three months ended September 30, 2020 and 2019

In connection with the Exchange Offer, we acquired the Legacy SLP Interest valued at $303.7 million in exchange for issuing shares in the Company. During the three months ended September 30, 2020, we recorded equity in earnings of $24.2 million attributable to our income allocation in the Legacy Investors Partnerships.

Equity in losses of the Avillion Entities was relatively flat in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, we recorded equity in earnings of $47.6 million attributable to our income allocation in the Legacy Investors Partnerships, which we did not have in the nine months ended September 30, 2019.

We recorded equity in losses of the Avillion Entities of $13.6 million and $21.7 million during the nine months ended September 30, 2020 and 2019, respectively related to the Avillion Entities. Equity in earnings of the Avillion Entities was higher in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily driven by a gain related to the completion of the Merck development program during the second quarter of 2020, which triggered a distribution received in the nine months ended September 30, 2020.

Interest expense

Three months ended September 30, 2020 and 2019

Interest expense declined $37.4 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as a result of the Reorganization Transactions and subsequent refinancing of RPIFT’s prior credit facilities that occurred in February 2020 where our subsidiary issued $6.0 billion of senior secured credit facilities at lower interest rates. In September 2020, we completed our $6.0 billion Notes offering that did not result in a meaningful impact to the interest expense for the three months ended September 30, 2020.

Refer to the “Liquidity and Capital Resources” section for additional discussion of the Notes and the refinanced senior secured credit facilities.

Nine Months Ended September 30, 2020 and 2019

Interest expense declined $86.0 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as a result of the Reorganization Transactions and subsequent refinancing of RPIFT’s prior credit facilities that occurred in February 2020 through the issuance of senior secured credit facilities at lower interest rates. In September 2020, we completed our $6.0 billion Notes offering that did not result in a meaningful impact to the interest expense for the nine months ended September 30, 2020.

Other (income) expense, net

Three months ended September 30, 2020 and 2019

Other income was $131.4 million in the three months ended September 30, 2020 compared to other expense of $15.6 million in the three months ended September 30, 2019. We recorded an unrealized gain on equity securities in the three months ended September 30, 2020 of $160.2 million primarily due to an increase in the share price of our investment in Immunomedics common stock following the announcement of its proposed acquisition by Gilead. Additionally, we recorded a loss on debt extinguishment of $25.1 million which primarily consists of unamortized loan issuance costs and original issue discount related to our senior secured credit facilities we wrote off as a result of the refinancing completed in September 2020.

In the three months ended September 30, 2019, we recorded $13.5 million in unrealized losses related to our interest rate swaps and $6.9 million in unrealized losses related to our equity securities, which was partially offset by $4.6 million of interest income.

Nine Months Ended September 30, 2020 and 2019

Other income was $139.2 million in the nine months ended September 30, 2020 compared to other expense of $49.4 million in the nine months ended September 30, 2019. In the nine months ended September 30, 2020, we recorded unrealized gains on equity securities of $201.0 million primarily due to an increase in the share price of Immunomedics common stock following the announcement of its proposed acquisition by Gilead, which was partially offset by a decrease in share price of our investment in Epizyme common stock. We also recorded unrealized losses on derivative contracts of $39.9 million primarily related to unrealized losses on our interest rate swaps and a decrease in fair value related to our Epizyme warrant. We also recognized an additional expense of $25.1 million as a result of the refinancing completed in September 2020.

In the nine months ended September 30, 2019, we recorded $78.8 million in unrealized losses on derivative contracts related to our interest rate swaps, which was offset by $19.1 million of interest income and $10.0 million in unrealized gains on equity securities.

Net income attributable to non-controlling interest

Three months ended September 30, 2020 and 2019

As a result of the Exchange Offer Transactions, a new non-controlling interest exists related to the ownership in Old RPI by the Legacy Investors Partnerships of approximately 18%. As a result of the IPO, holders of our Class B ordinary shares also represent a non-controlling interest through the respective holders’ Class B Interests in RP Holdings.

During the three months ended September 30, 2020, we recorded net income attributable to the Legacy Investors Partnerships and the Continuing Investors Partnerships of $125.4 million and $186.3 million, respectively. The net income attributable to non-controlling interest in each period of 2020 is larger than in the comparable prior year periods as a result of ownership changes related to the Reorganization Transactions and the IPO. We now have four different components of non-controlling interest and total ownership by non-controlling interest of 55% compared to ownership by non-controlling interest related solely to RPSFT in the prior year period of less than 1%.

During the three months ended September 30, 2020 and 2019, we recorded net income attributable to RPSFT of $21.9 million and $31.0 million, respectively. Net income attributable to RPSFT is expected to continue to decline as the assets held by RPCT mature.

Nine Months Ended September 30, 2020 and 2019

In the nine months ended September 30, 2020, we recorded net income attributable to the Legacy Investors Partnerships and the Continuing Investors Partnerships of $246.1 million and $217.9 million, respectively.

During the nine months ended September 30, 2020 and 2019, we recorded net income attributable to RPSFT of $67.5 million and $86.8 million, respectively. Income attributable to RPSFT is expected to continue to decline as the assets held by RPCT mature.

Key developments relating to our portfolio in 2019-2020

The key developments impacting our cash receipts and income and revenue from our royalty interests are discussed below:

•Cystic fibrosis franchise. In October 2019, Trikafta, the Vertex triple combination therapy, received FDA approval for the treatment of cystic fibrosis in people ages 12 years and older who have at least one F508del mutation of the cystic fibrosis transmembrane conductance regulator (“CFTR”) gene. This approval significantly expanded the addressable market that can be treated with Vertex’s cystic fibrosis products, all of which we are entitled royalties on, and also increased the duration of our royalty to 2037.

In November 2019, Vertex announced that it reached an agreement with France’s Economic Committee of Health Care Products for a national reimbursement deal of Orkambi. As a result, we experienced a reduction in our royalty receipts in 2020 of approximately $41 million, to reflect a true-up related to prior periods where we collected royalties on sales in France of Orkambi at a higher selling price. In October 2019, Vertex announced that it reached an agreement with England’s National Health Service, where eligible patients will receive access to Orkambi and Symkevi, and access to Kalydeco will be expanded.

In June 2020, Vertex announced that the European Medicines Agency’s Committee for Medicinal Products for Human Use adopted a positive opinion for the triple combination therapy in a combination with Kalydeco in people ages 12 and older with cystic fibrosis with the most common genotype. If granted marketing authorization, people ages 12 and older in Europe who have one F508del mutation and one minimal function mutation will for the first time be able to benefit from a medicine that treats the underlying cause of the disease, and people 12 years of age and older who have two F508del mutations also will be eligible for the new triple combination regimen.

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

In August 2020, Vertex announced that the European Commission had granted marketing authorization of Kaftrio in a combination regimen with ivacaftor to treat people with cystic fibrosis ages 12 years and older with one F508del mutation and one minimal function mutation, or two F508del mutations in the CFTR gene.

•Imbruvica. In January 2019, the FDA approved Imbruvica in combination with obinutuzumab as the first non-chemotherapy anti-CD20 combination regimen for treatment-naïve chronic lymphocytic leukemia (“CLL”) patients. In August 2019, the European Medicines Agency broadened the label for Imbruvica to include two new uses: in combination with obinutuzumab in adult patients with previously untreated CLL and in combination with rituximab for the treatment of adult patients with WM. In April 2020, Imbruvica was approved in combination with rituximab for the treatment of previously untreated patients with CLL or small lymphocytic lymphoma. This milestone marked the 11th FDA approval for Imbruvica since it was first approved in 2013 and sixth in CLL.

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

In June 2020, Epizyme, Inc. announced that the FDA granted accelerated approval of the sNDA for Tazverik for two distinct follicular lymphoma (FL) indications, including adult patients with relapsed or refractory FL whose tumors are positive for an EZH2 mutation as detected by an FDA-approved test and who have received at least two prior systemic therapies and adult patients with relapsed or refractory FL who have no satisfactory alternative treatment options.

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

In September 2020, Immunomedics presented results from the confirmatory Phase 3 ASCENT study that showed that Trodelvy significantly extended overall survival and improved overall response rate and clinical benefit rate, compared to treatment of choice standard single-agent chemotherapy in brain metastases-negative patients with metastatic triple negative breast cancer who had previously received at least two prior therapies for metastatic disease. Immunomedics also announced positive results from cohort 1 of cisplatin-eligible patients in the pivotal Phase 2 TROPHY U-01 study of Trodelvy in metastatic urothelial cancer (mUC). Results confirm the interim findings and prior Phase 1/2 study results showing Trodelvy has significant activity and is safe in patients with heavily-pretreated mUC who progressed on both platinum-based chemotherapy and checkpoint inhibitors (CPI).

In September 2020, Gilead and Immunomedics announced that Gilead will acquire Immunomedics for $88.00 per share in cash, which values Immunomedics at approximately $21 billion. In 2018, we entered into a partnership with Immunomedics whereby we acquired a tiered sales-based royalty on Trodelvy (sacituzumab govitecan-hziy) for $175.0 million and acquired 4,373,178 shares of Immunomedics common stock for $75.0 million. The acquisition closed in October, resulting in gross cash proceeds of approximately $384.8 million.

•Nurtec ODT (rimegepant) and zavegepant. Biohaven submitted two New Drug Applications (“NDAs”) to the FDA for two formulations of rimegepant in the second quarter of 2019 using a priority review voucher to expedite the regulatory review period. In February 2020, Biohaven announced that the FDA approved Nurtec ODT (rimegepant) for the acute treatment of migraine in adults. In September, Biohaven's oral zavegepant, a third generation CGRP receptor antagonist, received authorization to proceed into clinical trials from the FDA and achieved first-in-human dosing. In October 2020, Biohaven announced that the FDA had filed and accepted for review its recently submitted sNDA for Nurtec ODT for the preventive treatment of migraine.

•Ibrance. In May 2020, Pfizer reported that the independent data monitoring committee for the PALLAS trial had concluded after the recent interim analysis that the PALLAS trial is “unlikely to show a statistically significant improvement in the primary endpoint of invasive disease-free survival.” In October 2020, Pfizer announced that the Phase 3 PENELOPE-B trial did not meet the primary endpoint of improved invasive disease-free survival (iDFS) in women with hormone receptor-positive (HR+), human epidermal growth factor-negative (HER2-) early breast cancer (eBC) who have residual invasive disease after completing neoadjuvant chemotherapy. As a result, we will not be entitled to any royalties or milestone payments from this R&D funding arrangement.

•Omecamtiv mecarbil. On October 8, 2020, Amgen, Cytokinetics and Servier announced topline results from GALACTIC-HF, a Phase 3 trial of omecamtiv mecarbil in patients with heart failure. The trial met the primary composite endpoint of reduction in cardiovascular death or heart failure events, but did not meet the secondary endpoint of reduction in cardiovascular death. Detailed results including sub-group analysis will be presented at the AHA Scientific Sessions 2020.

•Evrysdi (risdiplam): In August 2020, Evrysdi was approved by the FDA, representing the first oral treatment approved for infants, children and adults with all spinal muscular atrophy (SMA) types. Subsequently, the commercial launch for Evrysdi, marketed by Roche, began in August 2020.

•Tecfidera. We continued collecting milestone receipts quarterly throughout 2018; however, our contractual agreement covering our milestones on cumulative sales of Tecfidera ended in 2018, and therefore receipts from Tecfidera ceased after the final milestone was collected in the first quarter of 2019.

Non-GAAP Financial Results

In addition to analyzing our results on a GAAP basis, management also reviews our results on a non-GAAP basis. There is no direct correlation between income from financial royalty assets and royalty receipts due to the nature of the accounting methodology applied for financial royalty assets. Further, income from financial royalty assets and the provision for changes in expected cash flows related to these financial royalty assets can be volatile and unpredictable. As a result, management places importance on royalty receipts as they are predictable and we use them as a measure of our operating performance. Refer to section titled “Non-GAAP Reconciliations” for additional discussion of management’s use of non-GAAP measures as supplemental financial measures and reconciliations from the most directly GAAP comparable measures of Net cash provided by operating activities.

Adjusted Cash Receipts is a measure calculated with inputs directly from the Statement of Cash Flows and includes (1) royalty receipts by royalty asset: (i) Cash collections from royalty assets (financial assets and intangible assets), (ii) Other royalty cash collections, (iii) Distributions from non-consolidated affiliates and (iv) Proceeds from available for sale debt securities; less Distributions to non-controlling interest, which represents distributions to our historical non-controlling interest attributable to a de minimis interest in RPCT held by certain legacy investors and to a new non-controlling interest that was created as a result of the Exchange Offer Transactions in February 2020 related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI. Adjusted Cash Receipts is most directly comparable to the GAAP measure of Net cash provided by operating activities.

Adjusted EBITDA and Adjusted Cash Flow are similar non-GAAP liquidity measures that are both most closely comparable to the GAAP measure, Net cash provided by operating activities. Adjusted EBITDA is important to our lenders and is defined under the credit agreement as Adjusted Cash Receipts less payments for operating and professional costs. Operating and professional costs are comprised of Payments for operating costs and professional services and Payments for rebates from the Statement of Cash Flows.

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

The table below includes the royalty receipts for the three and nine months ended September 30, 2020 and 2019 by royalty for our Growth Products and Mature Products, as defined in “—Portfolio Overview” above, and the comparison of the nine months ended September 30, 2020 and 2019.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Nine-Months Year-to-date Change
	2020	2019	2020	2019	$	%
Growth Products
Cystic fibrosis franchise	$156,952	$115,738	$392,474	$308,422	$84,052	27.3%
Tysabri	76,617	83,473	252,941	248,093	4,848	2.0%
Imbruvica	77,816	67,348	237,038	194,697	42,341	21.7%
HIV franchise	66,869	63,090	215,448	191,666	23,782	12.4%
Xtandi	38,498	31,793	107,406	86,401	21,005	24.3%
Januvia, Janumet, Other DPP-IVs	34,485	33,875	104,132	107,695	(3,563)	(3.3)%
Promacta	39,734	31,114	102,135	50,449	51,686	102.5%
Farxiga/Onglyza	8,290	—	16,547	—	16,547	—
Prevymis	6,786	—	13,199	—	13,199	—
Emgality	2,598	1,019	6,811	1,019	5,792	568.4%
Crysvita	3,384	—	6,004	—	6,004	—%
Erleada	2,104	1,614	5,314	1,614	3,700	229.2%
Trodelvy	833	—	833	—	833	—
Tazverik	166	—	262	—	262	—
Nurtec ODT	227	—	227	—	227	—
Other Growth Products (1)	59,228	52,067	204,061	144,913	59,148	40.8%
Total Royalty Receipts - Growth Products	$574,587	$481,131	$1,664,832	$1,334,969	$329,863	24.7%

Mature Products
Tecfidera (2)	$—	$—	$—	$150,000	$(150,000)	(100.0)%
Letairis	8,762	29,409	31,037	90,326	(59,289)	(65.6)%
Lyrica	4,855	32,067	17,412	96,806	(79,394)	(82.0)%
Remicade	—	—	—	6,068	(6,068)	(100.0)%
Other mature products (3)	256	2,352	3,800	20,275	(16,475)	(81.3)%
Total Royalty Receipts - Mature Products	$13,873	$63,828	$52,249	$363,475	$(311,226)	(85.6)%
Distributions to non-controlling interest	(116,347)	(39,200)	(400,893)	(117,057)	(283,836)	242.5%
Adjusted Cash Receipts (non-GAAP)	$472,113	$505,759	$1,316,188	$1,581,387	$(265,199)	(16.8)%
Payments for operating and professional costs	(59,398)	(22,980)	(129,382)	(70,125)	(59,257)	84.5%
Adjusted EBITDA (non-GAAP)	$412,715	$482,779	$1,186,806	$1,511,262	$(324,456)	(21.5)%
Development-stage funding payments - ongoing	(5,095)	(22,719)	(18,510)	(67,166)	48,656	(72.4)%
Interest paid, net	(15,119)	(61,266)	(94,953)	(177,073)	82,120	(46.4)%
Swap collateral received or (posted), net	—	(18,960)	45,252	(45,270)	90,522	(200.0)%
Swap termination payments	—	—	(35,448)	—	(35,448)	—%
Investment in non-consolidated affiliates	—	(4,001)	(29,262)	(22,685)	(6,577)	29.0%
Contributions from non-controlling interest- R&D	1,107	—	6,221	—	6,221	—%
Adjusted Cash Flow (non-GAAP)	$393,608	$375,833	$1,060,106	$1,199,068	$(138,962)	(11.6)%

Fully diluted shares outstanding	607,110	n/a	607,110	n/a

(1) Other Growth Products include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Cimzia, Conbriza/Fablyn/Viviant, Entyvio, IDHIFA, Lexiscan, Mircera, Myozyme, Nesina, Priligy and Soliqua. Other Growth Products also include contributions from the Legacy SLP Interest and a distribution from Avillion in respect of the Merck Asset, for which development ceased in 2020, and for which the receipt is presented as Distributions from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows.
(2) Receipts from our Tecfidera milestone payments are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows.
(3) Other Mature Products primarily include royalties on the following products: Prezista, Rotateq, Savella and Thalomid.

Adjusted Cash Receipts (non-GAAP)

Nine Months Ended September 30, 2020 and 2019

Adjusted Cash Receipts declined by $265.2 million to $1.3 billion in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily driven by increased distributions to non-controlling interest as a result of a new non-controlling interest created related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI following our Exchange Offer Transactions in February 2020. The decline in Adjusted Cash Receipts is further attributable to a decline in royalty receipts related to Mature Products, the most significant of which was Tecfidera. The decline was offset by an increase in royalty receipts from our Growth Products of $329.9 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, driven primarily by the performance of cystic fibrosis franchise, Imbruvica and the 2019 acquisition of Promacta. Below we discuss the key drivers of royalty receipts from our Growth Products.

Growth Products

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko, Symkevi, Trikafta, and Kaftrio, all approved for patients with certain mutations causing cystic fibrosis, increased by $84.1 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by the highly successful launch of Trikafta in the United States.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $4.8 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, increased by $42.3 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, driven by continued penetration in patients with chronic lymphocytic leukemia.

•HIV franchise – Royalty receipts from the HIV franchise, which is based on products marketed by Gilead that contain emtricitabine, including Biktarvy, Genvoya and Truvada, among others, increased by $23.8 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was driven by strong performance of Biktarvy offset by decreases in sales of other combination products.

•Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs for type 2 diabetes, which includes Januvia and Janumet, both marketed by Merck, declined slightly primarily driven by continued pricing pressure in the United States.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $21.0 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, driven by demand in across various prostate cancer indications.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia (“ITP”) and aplastic anemia, increased by $51.7 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. We acquired the Promacta royalty in March 2019 and did not record royalty receipts for Promacta until the second quarter of 2019. The increase is further explained by the overall global growth of Promacta driven by increased use in ITP and further uptake as first-line treatment for severe aplastic anemia in the United States.

Mature Products

The decline in our royalty receipts from Mature Products was primarily related to Tecfidera. Our contractual agreement covering our milestones on cumulative sales of Tecfidera up to $20 billion ended in 2018 and therefore, receipts from Tecfidera ceased after the final milestone was collected in the first quarter of 2019. We also saw declines in receipts from the losses of exclusivity for Lyrica and Letairis.

Distributions to Non-Controlling Interests

Distributions to non-controlling interests increased by $283.8 million to $400.9 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, which negatively impacts Adjusted Cash Receipts. This increase is due to the additional 18% contractual non-controlling interest held by the Legacy Investors Partnerships that arose in the Exchange Offer. The increased distributions related to the Legacy Investors Partnerships were partially offset by a decline in distributions related to RPSFT from the maturation of several royalties held by RPCT, including Humira and Remicade.

Adjusted EBITDA (non-GAAP)

Nine Months Ended September 30, 2020 and 2019

Adjusted EBITDA declined by $324.5 million to $1.2 billion in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 as a result of the factors noted above in “Adjusted Cash Receipts (Non-GAAP).” In addition, payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, increased in 2020 as a result of higher costs for Operating and Personnel Payments under the terms of our New Management Agreement and increased costs for professional services paid in connection with the Reorganization Transactions, our IPO and our Notes issuance in September 2020.

Adjusted Cash Flow (non-GAAP)

Nine Months Ended September 30, 2020 and 2019

Adjusted Cash Flow declined by $139.0 million to $1.1 billion in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily for the same reasons noted above in “Adjusted Cash Receipts (Non-GAAP).” In 2020, we paid $35.4 million to terminate our interest rate swaps executed in connection with the Reorganization Transactions, which was offset by the return of collateral, lower ongoing development stage funding payments and lower interest payments on our senior secured credit facilities which was refinanced with the Notes issuance in September 2020.

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

To arrive at Adjusted Cash Receipts, we start with the GAAP line item, Net cash provided by operating activities, and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (Tecfidera milestone payments), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Interest paid, net of interest received, (4) Development-stage funding payments - ongoing, (5) Payments for professional services, (6) Payments for rebates, and (7) Swap termination payments, and to deduct (1) Distributions to non-controlling interests, which represents distributions to our historical non-controlling interest attributable to a de minimis interest in RPCT held by certain legacy investors and to a new non-controlling interest that was created as a result of the Exchange Offer Transactions in February 2020 related to the Legacy Investors Partnerships' ownership of approximately 18% in Old RPI, and (2) Swap collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or, Adjusted Cash Receipts.

To arrive at Adjusted EBITDA, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (Tecfidera milestone payments), (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Interest paid, net of interest received and (4) Development-stage funding payments that are intended to generate royalties in the future, and (5) Swap termination payments, and to deduct (1) Distributions to non-controlling interest and (2) Swap collateral posted or (received), net.

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

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net cash provided by operating activities (GAAP)	$508,848	$419,034	$1,468,956	$1,188,810
Adjustments:
Tecfidera milestone payments (1)	—	—	—	150,000
Distributions from non-consolidated affiliates - investing (2)	—	—	15,084	—
Interest paid, net (2)	15,119	61,266	94,953	177,073
Development stage funding payments - ongoing (3)	5,095	22,719	18,510	67,166
Payments for operating costs and professional costs	59,398	22,980	129,382	70,125
Swap termination payments	—	—	35,448	—
Distributions to non-controlling interests (2)	(116,347)	(39,200)	(400,893)	(117,057)
Swap collateral posted or received, net (2)	—	18,960	(45,252)	45,270
Adjusted Cash Receipts (non-GAAP)	$472,113	$505,759	$1,316,188	$1,581,387

Net cash provided by operating activities (GAAP)	$508,848	$419,034	$1,468,956	$1,188,810
Adjustments:
Tecfidera milestone payments (1)	—	—	—	150,000
Distributions from non-consolidated affiliates - investing (2)	—	—	15,084	—
Interest paid, net (2)	15,119	61,266	94,953	177,073
Development stage funding payments - ongoing (3)	5,095	22,719	18,510	67,166
Swap termination payments	—	—	35,448	—
Distributions to non-controlling interests (2)	(116,347)	(39,200)	(400,893)	(117,057)
Swap collateral posted or received, net (2)	—	18,960	(45,252)	45,270
Adjusted EBITDA (non-GAAP)	$412,715	$482,779	$1,186,806	$1,511,262

Net cash provided by operating activities (GAAP)	$508,848	$419,034	$1,468,956	$1,188,810
Tecfidera milestone payments (1)	—	—	—	150,000
Distributions from non-consolidated affiliates - investing (2)	—	—	15,084	—
Distributions to non-controlling interests (2)	(116,347)	(39,200)	(400,893)	(117,057)
Investment in non-consolidated affiliates (2), (4)	—	(4,001)	(29,262)	(22,685)
Contributions from non-controlling interests-R&D (2)	1,107	—	6,221	—
Adjusted Cash Flow (non-GAAP)	$393,608	$375,833	$1,060,106	$1,199,068

(1) Receipts from our Tecfidera milestone payments are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows.
(2) The table below shows the line item for each adjustment and the direct location for such line item on the Statement of Cash Flows.

Reconciling adjustment	Statement of Cash Flows classification
Investments in non-consolidated affiliates	Investing activities
Distributions to non-controlling interests	Financing activities
Interest paid, net	Operating activities (Interest paid less Interest received)
Swap collateral posted or (received), net	Operating activities (Swap collateral received less Swap collateral posted)
Contributions from non-controlling interest- R&D	Financing activities
Distributions from non-consolidated affiliates - investing	Investing activities

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
(4) We consider all payments to fund our operating joint ventures that are performing R&D activities for products undergoing late stage development similar to asset acquisitions as these funds are expected to generate operational returns in the future. As a result, amounts funded through capital calls by our equity method investees, the Avillion entities, are deducted to arrive at Adjusted Cash Flow, but are not deducted in Adjusted EBITDA.

Investments Overview

Ongoing investment in new royalties is fundamental to the long-term prospects of our business. New investments provide a source of growth for our royalty receipts, supplementing growth within our existing portfolio and offsetting declines for products in our portfolio that have lost market exclusivity. We evaluate an array of royalty acquisition opportunities on a continuous basis and expect to continue to make acquisitions in the ordinary course of our business. Our team has established a strong track record of identifying, evaluating and investing in royalties tied to leading products across therapeutic areas and treatment modalities. We invest in approved products and development-stage product candidates that have generated robust proof of concept data. We invest in these therapies through the purchase of royalties, by making hybrid investments and by acquiring businesses with significant existing royalty assets or the potential for the creation of such assets.

During the three months ended September 30, 2020, we invested $807.6 million in royalties and related assets, including three new investments. For the nine months ended September 30, 2020, we invested $1.5 billion in royalties and related assets, including seven new investments. While volatility exists in the quantum of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of royalty acquisition activity

•In October 2020, we acquired the residual royalty interest in Vertex’s cystic fibrosis franchise treatments owned by the Cystic Fibrosis Foundation. The agreement includes an upfront payment of $575 million and a potential milestone payment of $75 million.

•In August 2020, we entered into an expanded agreement with Biohaven Pharmaceuticals for up to $450 million to fund the development of zavegepant and the commercialization of Nurtec ODT. Biohaven received an upfront payment of $150 million and will receive an additional $100 million payment upon the start of the oral zavegepant phase 3 program. Royalty Pharma will receive a royalty on Nurtec ODT and zavegepant and success-based milestone payments based on zavegepant regulatory approvals. We will also provide further support for the ongoing launch of Nurtec ODT through the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200 million payable between 2021 and 2024. In return, Biohaven will pay a series of equal fixed payments between 2025 and 2030.

•In July 2020, we acquired a royalty on risdiplam, a development-stage product for the treatment of Types 1, 2 and 3 spinal muscular atrophy (SMA) from PTC Therapeutics, Inc. in exchange for an upfront payment of $650 million. Evrysdi (risdiplam) was subsequently approved by the FDA in August 2020, representing the first, oral treatment approved for infants, children and adults with all SMA types.

•In the second quarter of 2020, we acquired a royalty on (1) Prevymis, an approved product to prevent cytomegalovirus (CMV) infection in stem cell transplants, from AiCuris Anti-infective Cures GmbH in exchange for an upfront payment of $220 million, and (2) IDHIFA, an approved product for the treatment of adult patients with relapsed or refractory acute myeloid leukemia (AML) with an isocitrate dehydrogenase-2 (IDH2) mutation, from Agios Pharmaceuticals, Inc. in exchange for an upfront payment of $255 million.

•In the first quarter of 2020, we acquired a royalty on Entyvio, an approved product for the treatment of ulcerative colitis and Crohn’s disease, from The General Hospital Corporation in exchange for an upfront payment of $86.6 million.

•In the first quarter of 2019, we entered into a preferred share purchase agreement with Biohaven through which we purchased $125 million in preferred shares, providing us with a fixed return on redemption of two times our investment on FDA approval of Biohaven’s pipeline product, Nurtec ODT, for migraine treatment. The FDA approved Nurtec ODT for the acute treatment of migraine in adults in February 2020.

•In the first quarter of 2019, we acquired the following: (1) a royalty on Promacta, an approved product for the treatment of chronic immune thrombocytopenia and aplastic anemia, from Ligand Pharmaceuticals in exchange for an upfront payment of $827 million, (2) a royalty on Eli Lilly’s Emgality, an approved product for the treatment of migraine, from Atlas Ventures and Orbimed for $260 million and (3) a royalty on Johnson & Johnson’s Erleada, an approved product for the treatment of prostate cancer, from the Regents of the University of California for $105.4 million and potential future milestones.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the nine months ended September 30, 2020 and 2019, we generated $1.5 billion and $1.2 billion, respectively, in net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and cash available under a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, will include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In June 2020, we completed our IPO and received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. In September 2020, we refinanced our syndicated term loan facilities with senior unsecured notes. Additionally, we entered into a $1.5 billion Revolving Credit Facility in September 2020. The Revolving Credit Facility remains undrawn and available to us as of September 30, 2020. Our ability to satisfy our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.
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

As of September 30, 2020, we had total long-term debt outstanding of $5.8 billion. As of December 31, 2019, we had total long-term debt outstanding of $6.0 billion. In February 2020, in connection with the Exchange Offer Transactions, we repaid our outstanding debt held by RPIFT in full and issued new long-term debt at RPI Intermediate FT. In September 2020, we repaid in full our senior secured credit facilities entered into in February 2020 using the proceeds of the Notes in addition to cash on hand.

Cash flows

The following table summarizes our cash flow activities:

(in thousands)	Nine Months Ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities	$1,468,956	$1,188,810
Investing activities	$(1,926,918)	$(2,090,808)
Financing activities	$1,764,565	$(905,823)

Analysis of Cash Flow Changes

Operating activities

Cash provided by operating activities increased by $280.1 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The primary drivers were an increase in financial royalty receipts of $147.2 million and an increase of $148.0 million in cash related to the termination of our swaps, lower interest paid under the refinanced senior secured credit facilities and a change in the payment schedule to semi-annual interest payments on the Notes.

Investing activities

Cash used in investing activities decreased by $163.9 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. We used more cash in the nine months ended September 30, 2019 as as a result of the purchase of available for sale debt securities and the payment of the Tysabri milestone, for which there was not comparable activity in 2020. We also collected the final milestone payment from Tecfidera in the nine months ended September 30, 2019.

Financing activities

In the nine months ended September 30, 2020, we had cash provided by financing activities as opposed to cash used by financing activities in the nine months ended September 30, 2019. The proceeds from the issuance of Class A ordinary shares upon our IPO in June 2020 provided $1.9 billion, net of offering costs paid. The repayment of RPIFT’s outstanding debt in February 2020, including through amounts contributed by a non-controlling interest, and subsequent Note issuance resulted in net proceeds of 728.3 million. This was offset by an increase of $358.1 million in distributions to non-controlling interest in the nine months ended September 30, 2020 due to the new contractual non-controlling interest held by the Legacy Investors Partnerships that arose in the Reorganization Transactions.

Sources of Capital

As of September 30, 2020, our cash and cash equivalents totaled $1.6 billion. As of December 31, 2019, our cash and cash equivalents totaled $246.2 million. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of short-term marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Senior Unsecured Notes

On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “Notes”). The Notes consist of the following:
•$1.0 billion principal amount of 0.750% senior notes due 2023, issued at 99.322% of par;
•$1.0 billion principal amount of 1.200% senior notes due 2025, issued at 98.875% of par;
•$1.0 billion principal amount of 1.750% senior notes due 2027, issued at 98.284% of par;
•$1.0 billion principal amount of 2.200% senior notes due 2030, issued at 97.760% of par;
•$1.0 billion principal amount of 3.300% senior notes due 2040, issued at 95.556% of par; and
•$1.0 billion principal amount of 3.550% senior notes due 2050, issued at 95.306% of par.

The indenture contains certain covenants which we were in compliance with as of September 30, 2020. We used the net proceeds from the Notes offering, together with available cash on hand, to repay in full the senior secured credit facilities.

Revolving Credit Facility

On September 18, 2020, RP Holdings, as borrower, entered into a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which provides for borrowing capacity up to $1.5 billion for general corporate purposes. Our revolving credit agreement includes certain customary financial covenants with which we were in compliance as of September 30, 2020. The Revolving Credit Facility remains undrawn and available to us as of September 30, 2020.

Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement (the “Senior Secured Credit Agreement”) with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. In September 2020, we repaid in whole the outstanding principal amounts of term loans under senior secured credit facilities governed by the Senior Secured Credit Agreement with net proceeds from the Notes.
We had the following indebtedness outstanding at September 30, 2020 and at December 31, 2019:

(in thousands)	Maturity	Interest rate	September 30, 2020	December 31, 2019

Senior Unsecured Notes:
Senior unsecured notes (issued at 99.322% of par)	9/2023	0.750%	$1,000,000	$—
Senior unsecured notes (issued at 98.875% of par)	9/2025	1.200%	1,000,000	—
Senior unsecured notes (issued at 98.284% of par)	9/2027	1.750%	1,000,000	—
Senior unsecured notes (issued at 97.760% of par)	9/2030	2.200%	1,000,000	—
Senior unsecured notes (issued at 95.556% of par)	9/2040	3.300%	1,000,000	—
Senior unsecured notes (issued at 95.306% of par)	9/2050	3.550%	1,000,000	—

RPIFT Senior Secured Credit Facilities:
Term Loan B Facility	(1)	LIBOR + 200 bps	—	4,123,000
Term Loan A Facility	(1)	LIBOR + 150 bps	—	2,150,000
Total senior secured debt			6,000,000	6,273,000
Unamortized debt discount and issuance costs			(187,953)	(34,878)
Total long-term debt, including current portion			$5,812,047	$6,238,122

(1) In February 2020, the outstanding principal amounts of our term loan facilities were repaid in full with net proceeds from our senior secured credit facilities which we subsequently repaid in full in September 2020 with net proceeds from the Notes and available cash on hand.

RPIFT Senior Secured Credit Facilities

The RPIFT Senior Secured Credit Facilities (the “Old Credit Facility”) was issued by our wholly-owned subsidiary, RPIFT, and was investment grade rated. RPIFT used interest rate swap agreements to fix a portion of its floating rate debt. In February 2020, in connection with the Exchange Offer Transactions, the Old Credit Facility was repaid in full and new long-term debt was issued by RPI Intermediate FT.

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

•M&A - We acquire royalties in connection with M&A transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

Distributions to Shareholders/Unitholders

We made distributions of $285.4 million to shareholders prior to the IPO in 2020. We paid dividends to holders of our Class A ordinary shares of $54.9 million in the three months ended September 30, 2020. See “Dividend Policy” of our Prospectus for a description of our dividend policy after the IPO.

We made distributions of $564.0 million to unitholders in the nine months ended September 30, 2019.

Debt service

The future principal payments under our Notes as of September 30, 2020, over the next five years and thereafter are as follows:

(in thousands)
Year	Total
Remainder of 2020	$—
2021	—
2022	—
2023	1,000,000
2024	—
Thereafter	5,000,000
Total (1)	$6,000,000

(1) Excludes unamortized discount and loan issuance costs on long-term debt of $188.0 million, which are amortized through interest expense over the remaining life of the underlying debt obligations.

Commitments, Contingencies and Guarantees

We are currently involved in certain legal proceedings arising in the ordinary course of business and, as required, accrue an estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. In general, estimates are developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. The maximum future contingent milestones payable to third parties is $400.0 million for the year ended December 31, 2020.

There have been no significant changes to our contractual obligations disclosed in the audited consolidated financial statements for the year ended December 31, 2019 included in our Prospectus, except for the scheduled principal and interest payments in future periods following our issuance of Notes in September 2020 and our committed, non-contingent Commercial Launch Preferred Equity funding agreement entered into during the three months ended September 30, 2020 as summarized below:

(in thousands)
	Total	Remainder of 2020	1-3 Years	3-5 years	Thereafter
Commercial Launch Preferred Equity funding	$200,000	$—	$128,800	$71,200	$—
Long-term debt:
Principal payments on Notes	6,000,000	—	—	1,000,000	5,000,000
Interest payments on Notes	2,150,000	—	255,000	247,500	1,647,500
Total	$8,350,000	$—	$383,800	$1,318,700	$6,647,500

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as they have the most significant impact on our financial condition and results of operations and require the most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. As of September 30, 2020, we held cash and cash equivalents of $1.6 billion, of which $1.5 billion was cash, $28.4 million was invested in commercial paper and certificates of deposit and $1.6 million was invested in interest-bearing money market funds. We also held $579.5 million in marketable securities at September 30, 2020 invested in corporate debt securities, commercial paper and certificates of deposit.

As of December 31, 2019, we had cash and cash equivalents of $246.2 million, of which $19.9 million was cash, $4.0 million was invested in certificates of deposit and $222.3 million was invested in interest-bearing money market funds. In addition, as of December 31, 2019 we had $94.5 million invested in U.S. government securities, commercial paper and certificates of deposit.
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

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. Following the Notes issuance in September 2020, 100% of our outstanding debt became fixed with a total weighted average coupon rate of 2.125% as of September 30, 2020. In September 2020, we also entered into a five-year $1.5 billion Revolving Credit Facility with a variable interest rate that remained undrawn as of September 30, 2020. We are subject to interest rate fluctuation exposure related to the Revolving Credit Facility, if drawn. As of December 31, 2019, 33% of our debt was effectively fixed with a total weighted average interest rate of 3.69% across the portfolio. In connection with the Reorganization Transactions, we terminated all of our interest rate swaps and currently do not have in place any derivative hedging our debt.

Credit and Counterparty Risk

We have credit risks that are generally related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our derivative contracts. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, AbbVie, Amgen, Bristol-Myers Squibb, Celgene, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche/Genentech and Vertex. The individual marketers making up the largest balance of our current portion of Financial royalty assets, net were Vertex as of September 30, 2020 and Biogen as of December 31, 2019, accounting for 28% and 18%, respectively. Refer to “—Understanding Our Results of Operations” within this MD&A for a discussion of the marketers or royalty payors accounting for greater than 10% of our total income and other revenues for the periods ended September 30, 2020 and 2019.

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officers, has evaluated any changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2020, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and results of operations.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds from our IPO of Ordinary Shares

On June 15, 2020, our registration statement on Form S-1 (File No. 333-238632), as amended, was declared effective by the SEC for our IPO of our Class A ordinary shares, pursuant to which we offered and sold a total of 89,333,920 Class A ordinary shares at a price to the public of $28.00 per share, of which 71,652,250 and 17,681,670 shares were offered by the Company and selling shareholders, respectively. The number of Class A ordinary shares issued at closing included the exercise in full of the underwriters’ option to purchase 11,652,250 additional Class A ordinary shares from the Company. J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and UBS Securities LLC acted as representatives of the underwriters for the IPO.

We received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. We used the net proceeds from the IPO to acquire the RP Holdings Class A Interests shortly after completion of the IPO. None of the underwriting discounts and commissions or other expenses were paid directly or indirectly to any director, officer or general partner of ours or to their associates, persons owning ten percent or more of any class of our equity securities, or to any of our affiliates.

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

ROYALTY PHARMA PLC
(Registrant)

Date: November 12, 2020	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: November 12, 2020	/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer