Form 10-K
period 2020-12-31
Royalty Pharma plc
filed 2021-02-24
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-39329
Royalty Pharma plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1535773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street
New York, New York 10022
(Address of principal executive offices and Zip Code)
(212) 883-0200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001	RPRX	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $4.2 billion based upon the closing price reported for such date on the Nasdaq Global Select Market. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 19, 2021, Royalty Pharma plc had 388,134,040 Class A ordinary shares outstanding and 218,976,830 Class B ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders, or Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

ROYALTY PHARMA PLC

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective assets, our industry, our beliefs and our assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in Part I under Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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
•the effect of changes to tax legislation and our tax position; and
•the risks, uncertainties and other factors we identify elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

Although we believe the expectations reflected in the forward-looking statements are reasonable, any of those expectations could prove to be inaccurate, and as a result, the forward-looking statements based on those expectations also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and business objectives will be achieved. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations.

PART I
Item 1.         BUSINESS

Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 45 commercial products, including AbbVie and J&J’s Imbruvica, Astellas and Pfizer’s Xtandi, Biogen’s Tysabri, Gilead’s HIV franchise, Merck’s Januvia, Novartis’ Promacta, Vertex’s Kalydeco, Orkambi, Symdeko and Trikafta, and five development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

Our capital-efficient business model enables us to benefit from many of the most attractive characteristics of the biopharmaceutical industry, including long product life cycles, significant barriers to entry and non-cyclical revenues, but with substantially reduced exposure to many common industry challenges such as early stage development risk, therapeutic area constraints, high research and development costs, and high fixed manufacturing and marketing costs. We have a highly flexible approach that is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties on the most attractive therapies across the biopharmaceutical industry.

The success of our business has been the result of a focused strategy of actively identifying and tracking the development and commercialization of key new therapies, allowing us to move quickly to make acquisitions when opportunities arise. We acquire royalties on approved products, often in the early stages of their commercial launches, and development-stage product candidates with strong proof of concept data, mitigating development risk and expanding our opportunity set. From 1996 through 2020, we have deployed more than $20 billion of cash to acquire biopharmaceutical royalties, representing approximately 50% of all royalty transactions during this period. From 2012, when we began acquiring royalties on development-stage product candidates, through 2020, we have deployed more than $15 billion of cash to acquire biopharmaceutical royalties, representing approximately 60% of all royalty transactions during this period.

In 2020, we generated cash from operating activities of $2.03 billion, Adjusted Cash Receipts (as defined in “—Non-GAAP Financial Results”) of $1.80 billion and Adjusted Cash Flow (as defined in “—Non-GAAP Financial Results”) of $1.48 billion. We deployed $2.3 billion of cash in 2020 for royalties and related assets.

Portfolio Overview

Our current portfolio includes royalties on more than 45 commercial products and five development-stage product candidates. Growth Products are defined as royalties with a duration beyond December 31, 2020. We define all other royalties on approved products as Mature Products. We believe that end market sales of the therapies in our portfolio are important drivers of our financial performance as a substantial portion of our royalties are based on end market sales. In addition, end market sales are a strong indicator of the importance of the therapies to both patients and the marketers. The following table provides an overview of our current portfolio of royalties:

Product(s)	Marketer(s)	Product Detail	2020 Royalty Receipts (in millions)	2020 End Market Sales (in millions)(1)
Growth Portfolio (Approved Products)
Cystic fibrosis franchise (2)	Vertex	Portfolio of therapies for the treatment of cystic fibrosis	$551.3	$6,203
Tysabri	Biogen	Therapy for the treatment of relapsing forms of multiple sclerosis	345.8	1,946
Imbruvica	AbbVie, Johnson & Johnson	Therapy for the treatment of hematological malignancies and chronic GVHD	322.1	6,612
HIV franchise (3)	Gilead, others	Portfolio of therapies for the treatment and prevention of HIV	293.8	16,890
Xtandi	Pfizer, Astellas	Therapy for the treatment of prostate cancer	146.4	4,170
Januvia, Janumet, Other DPP-IVs	Merck, others	Portfolio of therapies for the treatment of diabetes	143.8	9,007
Promacta	Novartis	Therapy for the treatment of chronic ITP and aplastic anemia	143.7	1,738
Farxiga/Onglyza	AstraZeneca	Therapies for the treatment of diabetes	25.0	2,434
Prevymis	Merck	Therapy for prophylaxis of CMV in adult recipients of stem cell transplant	21.5	281
Emgality	Eli Lilly	Therapy for the treatment of migraine prevention & episodic cluster headache	9.5	363
Crysvita	Ultragenyx, Kyowa Kirin	Therapy for the treatment of X-linked hypophosphatemia	9.5	398
Erleada	Johnson & Johnson	Therapy for the treatment of prostate cancer	7.9	760
IDHIFA	Bristol Myers Squibb	Therapy for the treatment of relapsed/refractory AML with an IDH2 mutation	6.1	Not Disclosed
Trodelvy	Gilead	Therapy for the treatment of metastatic triple-negative breast cancer	3.0	137
Nurtec ODT	Biohaven	Therapy for the treatment of migraine	0.7	64
Tazverik	Epizyme	Therapy for the treatment for epithelioid sarcoma and follicular lymphoma	0.5	12
Evrysdi	Roche	Therapy for the treatment of spinal muscular atrophy	0.3	61
Orladeyo	BioCryst	Therapy for the treatment of hereditary angioedema prophylaxis	Approved Dec 2020
Other Growth Products (4)(5)			246.5	9,848
Total Royalty Receipts - Growth Products			$2,277.4	$60,924

Mature Portfolio (Approved Products)
Letairis	Gilead, GlaxoSmithKline	Therapy for the treatment of pulmonary arterial hypertension	$40.2	$493
Lyrica	Pfizer	Therapy for the treatment of neuropathic pain	22.9	1,425
Other Mature Products (6)			3.9	65
Total Mature Portfolio (Approved Products)			$67.0	$1,983

Development Stage Product Candidates
Zavegepant	Biohaven	Potential therapy for the treatment and prevention of migraine (Phase III)	—	—
PT027	Astrazeneca	Potential therapy for the treatment of asthma (Phase III)	—	—
Seltorexant (7)	Johnson & Johnson	Potential therapy for the treatment of MDD with insomnia symptoms (Phase III)	—	—
Omecamtiv mercarbil (8)	Cytokinetics	Potential therapy for the treatment of heart failure (Phase III)	—	—
BCX9930	BioCryst	Potential therapy for the treatment of PNH (Phase I)	—	—
GVHD is Graft Versus Host Disease, ITP is Immune Thrombocytopenic Purpura, CMV is Cytomegalovirus, AML is Acute Myelogenous Leukemia, MDD is Major Depressive Disorder and PNH is Paroxysmal Nocturnal Hemoglobinuria.
Notes:
(1)     Represents end market sales for calendar year 2020 as reported by respective product marketers or based on EvaluatePharma projections where marketers have not reported. Sales shown for Crysvita represent EMEA only. Royalty receipts lag product performance by one quarter and can be estimated by applying our publicly disclosed royalty rate to the preceding quarter’s marketer-announced net revenues on a product-by-product basis.
(2)     The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(3)     The HIV franchise includes the following approved products: Atripla, Truvada, Emtriva, Complera, Stribild, Genvoya, Descovy, Odefsey, Symtuza and Biktarvy; royalties are received on the emtricitabine portion of sales only.
(4)     Excludes duplicate end-market sales where we have multiple royalties on the same product: Kombiglyze, Nesina, Onglyza and Soliqua.
(5)     Other Growth Products include royalties on the following products: Bosulif, Cimzia, Conbriza/Fablyn/Viviant, Entyvio, Lexiscan, Mircera, Myozyme, Nesina, Priligy and Soliqua. Other Growth Products also include contributions from the Legacy SLP Interest, a distribution from Avillion in respect of the Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck KGaA Asset”), for which development ceased in 2020 and a payment from Biohaven in respect of an expired option to exercise additional funding of the Biohaven Series A Preferred Shares.
(6)     Other Mature Products primarily include royalties on the following products: Prezista and Thalomid.
(7)     Royalty was acquired in January 2021.
(8)     The financial royalty asset associated with omecamtiv mercarbil was written off in the three months ended December 31, 2020 given the uncertainty around the future of omecamtiv.

Biopharmaceutical Industry and the Role of Royalties

Our business is supported by significant growth and unprecedented innovation within the biopharmaceutical industry. Global prescription pharmaceutical sales are expected to grow from approximately $0.9 trillion in 2020 to approximately $1.3 trillion in 2025, representing a CAGR of 7% according to EvaluatePharma despite nearly $125 billion in cumulative sales being lost to expected patent expiries during the same period. The growth of the biopharmaceutical industry is driven by global secular trends, including population growth, increasing life expectancy and growth of the middle classes in emerging markets. In addition, a dramatic acceleration of medical research in recent years has led to a better understanding of the molecular origins of disease and identification of potential targets for therapeutic intervention. This has created research and development opportunities for new drugs. The significant pace of biopharmaceutical innovation coupled with the proliferation of new biotechnology companies and the increasing cost of drug development has created a significant capital need over recent years that we believe will provide a sustainable tailwind for our business.

Royalties play a fundamental and growing role in the biopharmaceutical industry. As a result of the increasing cost and complexity of drug development, the creation of a new drug today typically involves a number of industry participants. Academia and other research institutions conduct basic research and license new technologies to industry for further development. Biotechnology companies typically in-license these new technologies, add value through applied research and early-stage clinical development, and then either out-license the resulting development-stage product candidates to large biopharmaceutical companies for late-stage clinical development and commercialization, or commercialize the products themselves. As new drugs are transferred along this value chain, royalties are created as compensation for the licensing or selling institutions. Biotechnology companies are also increasingly creating royalties on existing products within their portfolios, known as synthetic royalties, in order to provide a source of non-dilutive capital to fund their businesses. As a result of this industry paradigm, the development of a single new drug can lead to the creation of multiple royalties. Given our leadership position within the biopharmaceutical royalty sector, we are able to capitalize on the growing volumes of royalties that are created as new therapies are developed to address unmet medical needs.

Our Business Model

We believe that the following elements of our business and product portfolio provide a unique and compelling proposition to investors seeking exposure to the biopharmaceutical sector.

Our portfolio provides direct exposure to a broad array of blockbuster therapies. In 2020, our portfolio included royalties on 20 therapies that each generated end-market sales of more than $1 billion, including seven therapies that each generated end-market sales of more than $3 billion. The therapies within our royalty portfolio are marketed by leading global biopharmaceutical companies for whom these products are important sources of revenue. Given the marketers’ significant focus on and investment in these products, they are motivated to invest substantial resources in driving continued sales growth.

Our portfolio is highly diversified across products, therapeutic areas and marketers. Our portfolio consists of royalties on more than 45 marketed biopharmaceutical therapies which address a wide range of therapeutic areas, including rare diseases, cancer, neurology, HIV, cardiology and diabetes. In the year ended December 31, 2020, no individual therapy accounted for more than 15% of our royalty receipts, no therapeutic area accounted for more than 24% of our royalty receipts and no marketer represented more than 24% of our royalty receipts. The royalties in our portfolio entitle us to payments based directly on the top-line sales of the associated therapies, rather than the profits of these therapies. As such, the diversification of our profits directly reflects the diversification of our royalty receipts, rather than varying levels of product-level profitability, as would typically be expected within a biopharmaceutical company. The graphic below shows the diversification within our 2020 royalty receipts by product, therapeutic area and marketer.

Notes:
(1)    Comprised of royalty receipts from Truvada, Genvoya, Biktarvy and several other emtricitabine products.
(2)    Comprised of royalty receipts from Januvia, Janumet and several other DPP-IVs.

The key growth-driving royalties in our portfolio are protected by long patent lives. The estimated weighted average royalty duration of our portfolio is approximately 15 years based on projected cumulative cash royalty receipts. Our largest marketed royalty in 2020 was on Vertex’s cystic fibrosis franchise, and existing patent applications covering Trikafta, the most significant product in that franchise, are expected to provide exclusivity through 2037. Our right to receive royalties is perpetual, but we expect that the 2037 patent expiration for Trikafta may result in potential sales declines based on potential generic entry. Several of our marketed royalties have unlimited durations and could provide cash flows for many years after key patents have expired.

Simple and efficient operating model generates substantial cash flow for reinvestment in new biopharmaceutical royalties. Our capital-efficient operating model requires limited operating expenses and no material capital investment in fixed assets or infrastructure in order to support the ongoing growth of our business. As a result, we generate high Adjusted Cash Flow relative to our Adjusted Cash Receipts and we convert the vast majority of our Adjusted Cash Flow into operating cash flow. In 2020, we generated cash from operating activities of $2.0 billion, Adjusted Cash Receipts of $1.8 billion and Adjusted Cash Flow of $1.5 billion. We deployed $2.3 billion of cash in 2020 for new royalties and related assets. Our high cash flow conversion provides us with significant capital that we can deploy for new royalty acquisitions, while also growing our dividend to shareholders.

Our business model captures many of the most attractive aspects of the biopharmaceutical industry, but with reduced exposure to many common industry challenges. The biopharmaceutical industry benefits from a number of highly attractive characteristics, including long product life cycles, significant barriers to entry and non-cyclical revenues. We have a highly flexible approach that is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties on the most attractive therapies from across the biopharmaceutical industry. We focus on the acquisition of royalties on approved products or development-stage product candidates that have generated strong proof of concept data, avoiding the risks associated with early stage research and development. By acquiring royalties, we are able to realize payments based directly on the top-line sales of leading biopharmaceutical therapies, without the costs associated with fixed research and development, manufacturing and commercial infrastructure.

Our unique role in the biopharmaceutical ecosystem positions us to benefit from multiple compounding growth drivers. As a result of our significant scale and highly flexible business model, we believe that we are uniquely positioned to capitalize on multiple compounding growth drivers: an accelerating understanding of the molecular origins of disease, technological innovation leading to the creation of new treatment modalities, increasing number of biopharmaceutical industry participants with significant capital needs, competitive industry dynamics which reward companies that can rapidly execute broad clinical development programs, increasing FDA drug approvals which reached an all-time high in 2018 and the potential for multiple royalties to be created from each new drug that reaches the market.

We have the ability to access innovation from across the biopharmaceutical ecosystem. Our approach is to first assess innovative science in areas of significant unmet medical need and then evaluate how to acquire royalties on therapies that we believe are attractive. We closely follow a broad range of therapeutic areas and treatment modalities and are therefore able to move quickly when we identify compelling opportunities to acquire new royalties.

We have deep access to attractively priced investment grade debt that provides a significant cost of capital advantage. We believe that we have an attractive cost of capital that enables us to acquire high-quality biopharmaceutical royalties at competitive prices while still creating value for our shareholders. As of December 31, 2020, we had an aggregate principal amount of $6.0 billion of senior unsecured notes outstanding with a weighted average coupon of 2.125% and a weighted-average maturity of approximately 12 years. In addition, we have an undrawn $1.5 billion five-year unsecured revolving credit facility (the “Revolving Credit Facility”) that we entered into on September 18, 2020.

We have a talented, long-tenured team with extensive experience and deep industry relationships. Our team has significant experience identifying, evaluating and acquiring royalties on biopharmaceutical therapies. Together they have been responsible for $20 billion of acquisitions of biopharmaceutical royalties and related assets. Our acquisitions have included many of the industry’s leading therapies across the past three decades, such as Humira, Imbruvica, Trikafta, Lyrica, Tecfidera, Xtandi, Neupogen and Rituxan, among others. Our long history of collaboration has resulted in deep relationships with a broad range of participants across the biopharmaceutical industry.

We are the leader in acquiring biopharmaceutical royalties. We are the leader within the space, having executed transactions with an aggregate transaction value of $20 billion of cash. We estimate this to represent an estimated market share of more than 50% by value. This compares to our next nearest competitor, which we believe has executed $2.4 billion of transactions, which we estimate to represent market share of 6%. Given the scale of our business relative to our competitors, we have a particularly strong leadership position within large royalty transactions. Since 1996, there have been 15 transactions with an aggregate value of more than $500 million each. From 1996 through December 31, 2020, we executed 13 of the 15 royalty transactions, for a total aggregate transaction value of $13.5 billion of cash and estimated market share of more than 80%, in this transaction size range. The charts below show our market share since 1996 across all transaction sizes and in royalty transactions with an aggregate value of more than $500 million.

Our Strategic Plan to Grow the Portfolio

We intend to grow our business by continuing to partner with constituents across the biopharmaceutical value chain to fund innovation. The three key pillars of our growth strategy are summarized below.

• Acquisition of royalties on approved products which provide dependable cash flows. We intend to continue capturing a leading share of royalties on approved products, particularly those that are early in their life cycles, so that we can participate in the growth that is generated as they penetrate their markets, and enter new indications or geographies.

• Acquisition of royalties on attractive development-stage product candidates. We intend to supplement our diverse portfolio of royalties on approved products with acquisitions of royalties on development-stage product candidates that have generated strong clinical proof of concept data, we can minimize risk while providing attractive upside potential.

• Acquisition of royalties in connection with merger and acquisition (M&A) transactions. We acquire royalties in connection with M&A transactions in a number of ways: by purchasing non-strategic assets following the closing of acquisitions, by partnering with biopharmaceutical companies to acquire other biopharmaceutical companies that own significant royalties, or in select circumstances, by seeking to acquire biopharmaceutical companies on our own that have significant royalties or products that could be out-licensed to create royalties.

We acquire royalties in a number of ways including by acquiring existing royalties, acquiring new synthetic royalties and by funding R&D in exchange for future royalties. During the early years of our business, we focused our acquisitions on royalties on approved biopharmaceutical products. However, as we grew and diversified our business, we began acquiring royalties on development-stage product candidates that had demonstrated strong clinical proof of concept. These development-stage transactions have broadened our landscape of potential opportunities where we are able to leverage our scientific expertise and financial strength.

From 2012 through December 31, 2020, we deployed $7.0 billion of cash to acquire royalties on development-stage product candidates. Products underlying $6.3 billion of these acquisitions have already been approved, representing a success rate of 90%, while products underlying $0.4 billion were not approved and products underlying $0.2 billion are still in development.

Notes:
(1)     Reflects cash deployed for royalty acquisitions from 2012 through 2020.
(2)     Includes Epizyme equity investment; Tazverik not yet approved in Japan.
(3)     Includes $100 million Cytokinetics/omecamtiv investment; includes $16 million in R&D funding for Merck KGaA’s anti-IL 17 nanobody M1095, for which we received a cash payment of 1.25 times upon termination of development.

In recent years, we have increased the scope of our investments beyond royalties to include additional assets such as equity investments and the acquisition of businesses with significant royalty assets. Our broad scope maximizes our total addressable market and has allowed us to provide a broad range of solutions to our partners across the biopharmaceutical ecosystem.
Our approach is to first assess innovative science in areas of significant unmet medical need and then evaluate how to acquire royalties on therapies that we believe are attractive. We have a strong base of institutional knowledge of important therapeutic areas and key industry trends. Our team of scientific experts actively monitors the evolving treatment landscape across many therapeutic areas and treatment modalities in order to identify new opportunities. We analyze a wide range of scientific data and stay in constant communication with leading physicians, scientists, biopharmaceutical executives and venture capital firms. This allows us to quickly assess and gain conviction in the value of assets when acquisition opportunities arise.

We take a disciplined approach in assessing opportunities and seek to acquire exposure to therapies based on the following key product characteristics:

• Clinically validated: therapies that have received regulatory approval or have strong clinical proof-of-concept data that gives us confidence in the clinical and commercial profile.

• High unmet need: therapies that address areas of significant unmet medical need that also represent large commercial opportunities.

• Significant benefits to patients: therapies that have potential to disrupt or significantly enhance the treatment paradigm for patients and physicians based on compelling clinical data.

• Unique competitive positioning: therapies that are well-positioned to be leaders in their respective categories and are expected to maintain a competitive advantage in the long-term.

• Growth potential: therapies where we see strong long-term potential, based on our in-depth evaluation and in-house expertise.

• Strong marketer: therapies marketed by biopharmaceutical companies that have the resources, capabilities and commitment to successfully develop them and maximize their commercial potential.

• IP: therapies that have strong patent portfolios and offer durable, long-term cash flows.

• Attractive value proposition: therapies that we believe provide value-add to the healthcare system.

Our focus is to create significant long-term value for our shareholders by acquiring both approved and development-stage product candidates through a variety of structures. In evaluating these acquisition opportunities, we focus on the following financial characteristics:

• Long duration cash flows: we prioritize long-duration assets over short-duration assets that may boost near-term financial performance. The durability of our cash flows also allows us to add leverage to our portfolio, enhancing returns and providing capital that we can use to acquire additional assets.

• Attractive risk-adjusted returns: we focus on generating attractive returns on our investments on a risk-adjusted basis. We do not target the same return for all assets and evaluate opportunities across the risk spectrum.

• Growth and scale: we seek assets that are accretive to our long-term growth profile and additive to our overall scale.

We conduct extensive due diligence when evaluating potential new opportunities. We have end-to-end capabilities that span clinical and commercial analysis, valuation and transaction structuring. We have a highly focused and experienced team that conducts proprietary primary market research, forms its own views on the clinical and commercial outlook for the product, and builds its own financial models, allowing us to generate direct insights and allowing us to take significant accountability and ownership for our investments. We invest significant time and resources across all levels of the organization, including senior leadership, in the evaluation of potential opportunities.

Our Portfolio

Commercial Products

The key royalties in our marketed portfolio related to approved products include the ones listed below. Descriptions of estimated royalty expiration dates are based on our estimates of patent expiry dates (which may include estimated patent term extensions) or estimates of the dates on which the royalties otherwise expire and are based on each product’s key geographies; duration may differ in other geographies. Royalty expiration dates can change due to patent, regulatory, commercial or other developments. In addition, the royalties in our portfolio are subject to the underlying contractual agreements from which they arise and may be subject to reductions or other adjustments in accordance with the terms of such agreements.

Cystic fibrosis franchise

Our cystic fibrosis franchise consists of our right to receive royalty payments on the sale of various products marketed by Vertex for use in the treatment of cystic fibrosis, including Kalydeco (ivacaftor), Orkambi (lumacaftor and ivacaftor), Symdeko/Symkevi (tezacaftor and ivacaftor) and Trikafta/Kaftrio (elexacaftor, tezacaftor and ivacaftor). Vertex’s cystic fibrosis franchise represents the leading treatments for cystic fibrosis, providing treatment options for approximately 90% of cystic fibrosis patients.

We added the cystic fibrosis franchise to our portfolio in November 2014 and purchased an additional residual royalty interest in November 2020. Our right to receive royalties is perpetual, but we expect that the 2037 patent expiration for Trikafta may result in potential sales declines based on potential generic entry. Total global end market sales for the cystic fibrosis franchise during 2020 were $6.2 billion and we collected $551 million in related royalty receipts over the same period. Global end market sales of the cystic fibrosis franchise are projected to grow to approximately $10.1 billion in 2026, according to EvaluatePharma.

Tysabri

Tysabri (natalizumab) is a monoclonal antibody marketed by Biogen for the treatment of relapsing forms of multiple sclerosis (RMS), including clinically isolated syndrome, relapsing-remitting disease and active secondary progressive disease. Tysabri competes in the high efficacy segment of the multiple sclerosis market, often reserved for patients with aggressive disease at onset and patients who have failed front-line therapies.

We added Tysabri to our portfolio in February 2017. Our right to receive royalties is perpetual. Total global end market sales for Tysabri during 2020 were $1.9 billion and we collected $346 million in related royalty receipts over the same period. Global end market sales of Tysabri are projected to be approximately $1.5 billion in 2026, according to EvaluatePharma.

Imbruvica

Imbruvica (ibrutinib) is a first-in-class small molecule Bruton’s tyrosine kinase inhibitor marketed by AbbVie and Janssen, a subsidiary of Johnson & Johnson, that is the leading therapy in chronic lymphocytic leukemia, relapsed/refractory mantle cell lymphoma and other blood cancers. A robust clinical program supports Imbruvica's use across a wide range of patient populations and cancer types, including 11 FDA approvals in six distinct indications with more than 200,000 patients treated globally.

We added Imbruvica to our portfolio in July 2013. We estimate that our royalties will substantially end from 2027-2029. Total global end market sales for Imbruvica during 2020 were $6.6 billion and we collected $322 million in related royalty receipts over the same period. Global end market sales of Imbruvica are projected to grow to approximately $10.0 billion in 2026, according to EvaluatePharma.

HIV franchise

Our HIV franchise consists of our right to receive royalty payments on the sale of various products, including Atripla, Biktarvy, Complera, Descovy, Emtriva, Genvoya, Odefsey, Stribild, Symtuza and Truvada, which have been approved for the treatment and prevention of human immunodeficiency virus infection and acquired immune deficiency syndrome (HIV). Gilead is the primary marketer for the products in our HIV franchise.

We added the HIV franchise to our portfolio starting in July 2005. We estimate that our royalties will substantially end in 2021. Total global end market sales for the products in the HIV franchise during 2020 were $16.9 billion and we collected $294 million in related royalty receipts over the same period.

Xtandi

Xtandi (enzalutamide) is an oral, small molecule androgen receptor inhibitor marketed by Pfizer and Astellas for the treatment of non-metastatic and metastatic castration-resistant prostate cancer as well as metastatic castration sensitive prostate cancer.

We added Xtandi to our portfolio in March 2016. We estimate that our royalties will substantially end from 2027-2028. Total global end market sales for Xtandi during 2020 were approximately $4.2 billion and we collected $146 million in related royalty receipts over the same period. Global end market sales of Xtandi are projected to grow to approximately $6.2 billion in 2026, according to EvaluatePharma.

Januvia, Janumet, other DPP-IVs

We hold patents covering the DPP-IV inhibitors which entitle us to royalty payments on the sale of various products, including Januvia (sitagliptin) / Janumet (sitagliptin and metformin) marketed by Merck; Onglyza (saxagliptin) / Kombiglyze (saxagliptin and metformin) and Qtern (dapagliflozin and saxagliptin), which are marketed by AstraZeneca; Novartis’ Galvus (vildagliptin) / Eucreas (vildagliptin and metformin); Tradjenta (linagliptin) / Jentadueto (linagliptin and metformin) marketed by Boehringer Ingelheim and Eli Lilly; and Nesina (alogliptin) marketed by Takeda, which have been approved for the treatment of Type 2 diabetics in substitution of, or in addition to, insulin therapy.

We added the DPP-IV inhibitors to our portfolio in June 2011. Our royalties on Januvia and Janumet will expire in 2022 and royalties on the other DPP IVs have substantially ended. Total global end market sales for the DPP-IV inhibitors during 2020 were $9.0 billion and we collected $144 million in related royalty receipts over the same period.

Promacta

Promacta (eltrombopag) is an oral, small molecule activator of the thrombopoietin receptor used to increase the number of platelets in the blood, marketed by Novartis for the treatment of chronic immune thrombocytopenia and aplastic anemia.

We added Promacta to our portfolio in March 2019. We estimate that our royalties will substantially end from 2025-2027. Total global end market sales for Promacta during 2020 were $1.7 billion and we collected $144 million in related royalty receipts over the same period. Global end market sales of Promacta are projected to be approximately $0.6 billion in 2026, according to EvaluatePharma.

Prevymis

Prevymis (letermovir) is a first-in-class prophylactic marketed by Merck for the prophylaxis of cytomegalovirus infection and disease in adults who have received an allogeneic hematopoietic stem cell transplant.

We added Prevymis to our portfolio in the second quarter of 2020. We estimate that our royalties will substantially end in 2029. Total global end market sales for Prevymis during 2020 were $281 million and we collected $21 million in related royalty receipts over the same period. Global end market sales of Prevymis are projected to grow to approximately $0.9 billion in 2026, according to EvaluatePharma.

Emgality

Emgality (galcanezumab-gnlm) is a monoclonal antibody calcitonin gene-related peptide (CGRP) receptor antagonist indicated for the preventive treatment of migraine and for the treatment of episodic cluster headache.

We added Emgality to our portfolio in March 2019. We estimate that our royalties will substantially end in 2033. Total global end market sales for Emgality during 2020 were $363 million and we collected $10 million in related royalty receipts over the same period. Global end market sales of Emgality are projected to grow to approximately $1.1 billion in 2026, according to EvaluatePharma.

Crysvita

Crysvita (burosumab) is a monoclonal antibody against fibroblast growth factor 23 that has received European conditional marketing authorization for the treatment of X-linked hypophosphatemia (XLH) with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. In October 2020, this authorization was expanded to include older adolescents and adults.

We added a royalty on Crysvita sales in Europe to our portfolio in December 2019. Our royalties expire when we receive aggregate royalties equal to $608 million if that happens prior to December 31, 2030, and otherwise when we receive aggregate royalties of $800 million. We estimate that our royalties will substantially end from 2033-2038. Total global end market sales for Crysvita during 2020 were approximately $398 million and we collected approximately $9 million in related royalty receipts over the same period. Global end market sales of Crysvita are projected to grow to approximately $2.0 billion in 2026, according to EvaluatePharma.

Erleada

Erleada (apalutamide) is an oral, small molecule androgen receptor inhibitor indicated for the treatment of patients with non-metastatic castration-resistant prostate cancer and for the treatment of patients with metastatic castration sensitive prostate cancer.

We added Erleada to our portfolio in February 2019. We estimate that our royalties will substantially end in 2032. Total global end market sales for Erleada during 2020 were $760 million and we collected approximately $8 million in related royalty receipts over the same period. Global end market sales of Erleada are expected to grow to approximately $2.2 billion in 2026, according to EvaluatePharma.

IDHIFA

IDHIFA (enasidenib) is an oral, targeted therapy approved by the FDA for the treatment of adult patients with relapsed or refractory acute myeloid leukemia with an isocitrate dehydrogenase-2 (IDH2) mutation. It is marketed by Bristol Myers Squibb.

We added IDHIFA to our portfolio in June 2020. We estimate that our royalties will substantially end from 2033-2037. End market sales for IDHIFA are not disclosed by Bristol Myers Squibb, but we collected approximately $6 million in related royalty receipts in 2020. We also hold rights to receive up to $55 million in outstanding regulatory milestone payments from Bristol Myers Squibb.

Trodelvy

Trodelvy (sacituzumab govitecan-hziy) is an antibody-drug conjugate approved by the FDA for the treatment of adult patients with metastatic triple-negative breast cancer. Trodelvy was initially developed by Immunomedics and is now marketed by Gilead following the acquisition of Immunomedics in 2020. Gilead is exploring monotherapy and combinations of Trodelvy across numerous cancer indications and lines of therapy.

We added Trodelvy to our portfolio in January 2018. Our right to receive royalties is perpetual. Total global end market sales for Trodelvy during 2020 were $137 million and we collected approximately $3 million in related royalty receipts over the same period. Global end market sales of sacituzumab govitecan are expected to grow to approximately $2.4 billion in 2026, according to EvaluatePharma.

Nurtec ODT

Nurtec ODT (rimegepant) is an oral, small molecule CGRP receptor antagonist marketed by Biohaven Pharmaceuticals for the acute treatment of migraine.

We added Nurtec ODT to our portfolio in June 2018 and purchased an additional interest as part of our expanded funding agreement with Biohaven in August 2020. We estimate that our royalties will substantially end from 2034-2036. Total global end market sales for Nurtec ODT during 2020 were approximately $64 million and we collected less than $1 million in related royalty receipts over the same period. Global end market sales of Nurtec ODT are projected to grow to approximately $1.6 billion in 2026, according to EvaluatePharma.

Tazverik

Tazverik (tazemetostat) is a first-in-class, oral EZH2 inhibitor marketed by Epizyme that was granted accelerated approval for the treatment of epithelioid sarcoma and follicular lymphoma.

We added Tazverik to our portfolio in November 2019. We estimate that our royalties will substantially end in 2034. Total global end market sales for Tazverik during 2020 were $12 million and we collected less than $1 million in related royalty receipts over the same period. Global end market sales of Tazverik are projected to grow to approximately $1.0 billion in 2026, according to EvaluatePharma.

Evrysdi

Evrysdi (risdiplam) is a survival motor neuron 2 (SMN2) splicing modifier marketed by Roche, and is the first oral treatment approved for infants, children and adults with all types of spinal muscular atrophy.

We added Evrysdi to our portfolio in July 2020. Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion. Total global end market sales for Evrysdi during 2020 were approximately $61 million and we collected less than $1 million in related royalty receipts over the same period. Global end market sales of Evrysdi are expected to grow to approximately $2.0 billion in 2026, according to EvaluatePharma.

Orladeyo

Orladeyo (berotralstat) is a first-in-class oral inhibitor of plasma kallikrein marketed by BioCryst for the prevention of hereditary angioedema attacks.

We added Orladeyo to our portfolio in December 2020. Our right to receive royalties is perpetual, but we expect that the 2035-2039 patent expirations for Orladeyo may result in potential sales declines based on potential generic entry. Global end market sales of Orladeyo are expected to grow to approximately $0.4 billion in 2026, according to EvaluatePharma.

Development-Stage Product Candidates

Our current portfolio includes five development-stage product candidates. These development-stage product candidates have not yet been approved, and therefore have not generated any royalties (and we have not collected any related royalty receipts) to date.

Zavegepant

Zavegepant is a small molecule CGRP receptor antagonist in clinical development by Biohaven Pharmaceuticals for the acute treatment and prevention of migraines.

We added zavegepant to our portfolio in June 2018. We estimate that our royalties will substantially end from 2034-2036. As a result of an additional transaction in 2020, we are also entitled to success-based milestone payments that range from 0.6 times to 2.95 times of the funded amount, depending on the number of regulatory approvals achieved for zavegepant (including 1.9 times for the first zavegepant migraine regulatory approval) that would be paid over a ten-year period.

PT027

PT027 is an investigational fixed dose combination of the inhaled corticosteroid, budesonide and albuterol, a short-acting beta-2 agonist for the treatment of asthma.

In 2018, we agreed to fund up to approximately $105 million over multiple years to fund a portion of the costs for Phase III clinical trials of Avillion II, who simultaneously entered into a co-development agreement with AstraZeneca to advance PT027 through a global clinical development program in exchange for a series of deferred payments and success-based milestones. We estimate that our royalties will substantially end in 2030.

Seltorexant

Seltorexant is a selective orexin 2 receptor antagonist currently in Phase III development for the treatment of major depressive disorder (MDD) with insomnia symptoms by Janssen, a subsidiary of Johnson & Johnson.

We added seltorexant to our portfolio in January 2021.

Omecamtiv mecarbil

Omecamtiv mecarbil is an oral, small molecule cardiac myosin activator in Phase III clinical development by Amgen and Cytokinetics for the treatment of heart failure with reduced ejection fraction.

We added omecamtiv mecarbil to our portfolio in 2017. In November 2020, results from the Phase III GALACTIC-HF trial of omecamtiv mecarbil in patients with heart failure showed that the trial met the primary composite endpoint of reduction in cardiovascular death or heart failure events, but did not meet the secondary endpoint of reduction in cardiovascular death. Cytokinetics subsequently regained global rights to develop and commercialize omecamtiv mercarbil when Amgen and Servier elected to terminate their collaboration agreement effective, May 2021. Following the Phase III results and termination of the collaboration announced in 2020, we recognized an impairment charge of $65 million related to the write-off of the associated financial royalty asset of $90 million and its associated provision of $25 million, given the uncertainty around the future of omecamtiv.

BCX9930

BCX9930 is an oral Factor D inhibitor in Phase I clinical development by BioCryst Pharmaceuticals as monotherapy for paroxysmal nocturnal hemoglobinuria and other complement-mediated diseases.

We added BCX9930 to our portfolio in December 2020. Our right to receive royalties is perpetual.
Our Portfolio Products and Product Candidates

The table below provides a summary of the estimated royalty expiration and the royalty rates for our key products:

Product	Therapeutic Area	Estimated Royalty Expiration(1)	Royalty Rate(5)
Cystic fibrosis franchise	Rare disease	2037(3)	For combination therapies, sales are allocated equally to each of the active pharmaceutical ingredients; tiered royalties ranging from single digit to subteen percentages on annual worldwide net sales of ivacaftor, lumacaftor and tezacaftor, and mid-single digit percentages on annual worldwide net sales of elexacaftor
Tysabri	Neurology	Perpetual	Contingent payments of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales above $2.0 billion
Imbruvica	Cancer	2027-2029	Tiered royalties in the mid-single digits on annual worldwide net sales
HIV franchise	Infectious disease	2021(4)	Royalties in the single digit percentages on annual worldwide net sales varying by product depending on contribution of emtricitabine to the total
Januvia and Janumet	Diabetes	2022	Royalties in the low single digit percentages on annual worldwide net sales
Xtandi	Cancer	2027-2028	Royalties slightly less than 4% on annual worldwide net sales
Promacta	Hematology	2025-2027	Tiered royalty ranging from 4.7% to 9.4% on annual worldwide net sales
Prevymis	Infectious disease	2029	Low double-digit royalty on annual worldwide net sales up to $300 million
Emgality	Neurology	2033	Low single-digit royalties on annual worldwide net sales
Crysvita	Rare disease	2033-2038(5)	10% royalty on annual EU, U.K. and Switzerland net sales
Erleada	Cancer	2032	Low single-digit royalties on annual worldwide net sales
IDHIFA	Cancer	2033-2037(6)	Tiered royalties in the low double-digits to mid-teens based on annual worldwide sales
Trodelvy	Cancer	Perpetual	4.15% royalty on annual worldwide net sales up to $2 billion, declining stepwise based on sales tiers to 1.75% on annual worldwide net sales above $6 billion
Nurtec ODT and Zavegepant	Neurology	2034-2036	2.1% royalty on annual combined worldwide net sales up to $1.5 billion and 1.5% on annual combined worldwide net sales above $1.5 billion. 0.4% incremental royalty on all Nurtec ODT worldwide net sales and up to a 3.0% incremental royalty on zavegepant worldwide net sales
Tazverik	Cancer	2034(7)	Royalties in the mid-teen percentages on annual worldwide net sales, stepping down on annual worldwide net sales above certain sales thresholds
Evrysdi	Neurology	2030-2035(8)	Total royalties are tiered at 8% on worldwide net sales up to $500 million, 11% on net sales between $500 million and $1 billion, 14% on net sales between $1 billion and $2 billion, 16% on net sales over $2 billion; Royalty Pharma is entitled to approximately 43% of total royalties
Orladeyo	Rare disease	2035-2039(9)	8.75% on direct annual net sales of up to $350 million, 2.75% on sales between $350 million and $550 million, no royalty on sales over $550 million; tiered percentage of sublicense revenue in certain territories
PT027	Respiratory	2030(10)	Tiered royalties in the low-single digits on annual worldwide net sales(11)
Seltorexant	Neurology	—	Mid single-digit royalty on worldwide net sales
Omecamtiv mecarbil	Cardiology	2032-2033	4.5% royalty on annual worldwide net sales
BCX9930	Rare disease	Perpetual	1.0% royalty on annual worldwide net sales

Notes:
(1)     Dates shown represent our estimates of when a royalty will substantially end, which may depend on patent expiration dates (which may include patent term extensions) or other factors and may vary by geography. Royalty expiration dates can change due to patent, regulatory, commercial or other developments. There can be no assurances that our royalties will expire when expected.
(2)     The royalties in our portfolio are subject to the underlying contractual agreements from which they arise and may be subject to reductions or other adjustments in accordance with the terms of such agreements.
(3)     Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on generic entry.
(4)     Represents patent expiration date in the United States as patents in major jurisdictions outside the United States have expired.
(5)     Royalties expire when we receive aggregate royalties equal to $608 million if that happens prior to December 31, 2030, and otherwise when we receive aggregate royalties of $800 million.
(6)     Represents estimated patent expiration dates in the United States and Europe, respectively.
(7)     Represents the estimated patent expiration date in the United States.
(8)     Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.
(9)     Royalty is perpetual; years shown represent estimated United States patent expiration for Orladeyo and potential sales decline based on generic entry.
(10)     AstraZeneca is entitled to certain buyout rights which, if exercised, would result in earlier expiration.
(11)     Represents the portion of the royalties owed to Avillion II attributable to our minority ownership stake in Avillion II.

There can be no assurance that patents covering the products generating our royalties will expire when expected. Any reduction in the expected patent term or any other expected period in which we are entitled to receive royalties may adversely affect our financial condition and results of operation. See “Risk Factors” in Item 1A, Risk Factors for further information.

Competition

We face competition from other entities that acquire biopharmaceutical royalties, including competitors to the Manager that are in the similar business of acquiring biopharmaceutical royalties. There are a limited number of suitable and attractive acquisition opportunities available in the market. Therefore, competition to acquire such assets is intense. The Manager is subject to competition from other potential royalty buyers, including from the companies that market the products on which royalties are paid, financial institutions and other entities. These potential royalty buyers may be larger and better capitalized than us. The Manager may not be able to identify and obtain a sufficient number of asset acquisition opportunities to invest the full amount of capital that may be available to us. There can be no assurance that we will continue to acquire biopharmaceutical products and companies that hold biopharmaceutical royalties that are acceptable to us.

The products that provide the basis for the cash flows of the biopharmaceutical products in which we invest are also subject to intense competition. The biopharmaceutical industry is a highly competitive and rapidly evolving industry. The length of any product’s commercial life cannot be predicted. There can be no assurance that one or more products will not be rendered obsolete or non-competitive by new products or improvements made to existing products, either by the current marketer of such products or by another marketer. Adverse competition, obsolescence or governmental and regulatory action or healthcare policy changes could significantly affect the revenues, including royalty-related revenues, of the products which serve as the security or other support for the payments due under the biopharmaceutical products that we hold.

Competitive factors affecting the market position and success of each product include:
• effectiveness;
• safety and side effect profile;
• price, including third-party insurance reimbursement policies;
• timing and introduction of the product;
• efficacy of marketing strategy;
• governmental regulation;
• availability of lower-cost generics and/or biosimilars;
• treatment innovations that eliminate or minimize the need for a product; and
• product liability claims.

If a product for which we have a royalty receivable or other interest is rendered obsolete or non-competitive by new products, including generics and/or biosimilars, or improvements on existing therapies or governmental or regulatory action, such developments could have a material adverse effect on the ability of the payor with respect to a biopharmaceutical asset to make payments to us, and consequently could materially adversely affect our business, financial condition and results of operations. If additional side effects or complications are discovered with respect to a product, and such product’s market acceptance is impaired or it is withdrawn from the market, continuing payments with respect to biopharmaceutical products, including royalty payments and payments of interest on and repayment of the principal, relating to such product may not be made on time or at all.

Corporate Responsibility

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharma industry. We play an important role in providing capital to the biopharma ecosystem and thereby positively impact human health. Our responsibility to stakeholders is based around three key areas: integrity (maintaining the highest ethical standards), culture (promoting an inclusive and diverse workforce) and taking responsibility (being a responsible citizen). We do not directly conduct biopharma R&D or manufacture or market the biopharmaceutical assets in which we participate, and thus our environmental impact is minimal. Despite the passive nature of our business, we strive to invest in novel therapies that address unmet patient needs and to support ethical business practices that drive innovation, competition and patient choice.

Integrity

We maintain the highest standards of integrity and trust in our role as investors and partners to the biopharma industry. This is recognized in our market-leading position and the high esteem with which we believe we are held in the industry. We conduct thorough diligence and monitoring with all of our investment positions. The biopharmaceutical companies and academic and non-profit institutions with which we work typically have well-developed and transparent environmental, social and governance (ESG) policies, which seek to benefit wider society through sustainable and ethical business practices.

Culture

A diverse, talented and motivated workforce is essential to maintain our competitive advantages and to successfully execute our business strategy. We consider it highly important to strive for an appropriate gender balance: currently approximately 51% of our workforce are women. We take employee engagement and retention very seriously and are proud that on average our workforce has been employed with us for approximately 4.5 years. We are committed to our employees’ health, well-being and job satisfaction and to ensuring that people find purpose in their careers. Opportunities for career enhancement and progression are regularly reviewed.

Responsibility

We are committed to good corporate citizenship and actively supports the work of a number of patient advocacy groups and medical research foundations, including the American Heart Association, the Alliance for Lupus Research, Children of Bellevue, the Melanoma Research Alliance, the National Multiple Sclerosis Society and the Prostate Cancer Foundation. Over one-third (by value) of the transactions we have completed since our founding have been with leading academic and non-profit institutions. By partnering with these institutions, we have provided capital which has been used to further scientific research (for example with the Cystic Fibrosis Foundation) or to help fund capital projects. Our commitment to responsibility starts with our Chief Executive Officer who is a founding member of Boston Children’s Hospital Medical Research Council and serves on the Board of Governors of the New York Academy of Sciences, as well as the Boards of Trustees of Rockefeller University, the Hospital for Special Surgery, the Pasteur Foundation (the U.S. affiliate of the French Institute Pasteur) and the Open Medical Institute. Mr. Legorreta was the founder and is currently Honorary Chairman of Alianza Médica para la Salud, a non-profit dedicated to enhancing the quality of health care in Latin America by providing doctors and healthcare providers with continued education opportunities. Since its foundation in 2010, AMSA has provided over 500 scholarships to Mexican and Latin American doctors and healthcare providers to study abroad. Mr. Legorreta is also a founding member of Mount Sinai’s Institute for Health Equity Research, created in part as a response to the health inequities made apparent by COVID-19. These diverse organizations are united in their quest to advance science, the careers of scientists and human health around the globe.

Employees

Our directors and executive officers will manage our operations and activities. However, we do not currently have any employees or any officers other than our executive officers. Pursuant to the management agreement entered into in connection with our initial public offering (the “Management Agreement”) with the Manager, the Manager will perform corporate and administration services for us.

As of December 31, 2020, the Manager had 51 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that the Manager’s relations with its employees are satisfactory.

Human Capital Resources

Because we are “externally managed,” we do not employ our own personnel, but instead depend upon the Manager and its executive officers and employees for virtually all of the services we require. Under the Management Agreement, the Manager manages the assets of our business and sources and evaluates royalty acquisitions. Accordingly, our success is largely dependent upon the expertise and services of the executive officers and other personnel provided to us through the Manager. The Manager is responsible for the selection of these executive officers and other personnel, and our Board of Directors reviews personnel with the Manager with the objective of evaluating the Manager’s internal capabilities. The Management Agreement requires the Manager’s executives to devote substantially all of their time to managing us and any legacy vehicles related to Royalty Pharma Investments, an Irish Unit Trust (“Old RPI”) or Royalty Pharma Investments 2019 ICAV (“RPI”) unless otherwise approved by our Board of Directors. The Management Agreement also provides for the development of succession plans for the senior management of the Manager by the Management Development and Compensation Committee of our Board of Directors in consultation with the Manager.

Governmental Regulation and Environmental Matters

Our business has been and will continue to be subject to numerous laws and regulations. Failure to comply with these laws and regulations could subject us to administrative and legal proceedings and actions by various governmental bodies. See “Risk Factors” in Item 1A, Risk Factors for further information. Our compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position in excess of those affecting others in our industry.

We believe that there are no compliance issues with laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have adversely affected, or are reasonably expected to adversely affect, our business, financial condition and results of operations, and we do not currently anticipate material capital expenditures arising from environmental regulation. We believe that climate change could present risks to our business. Some of the potential impacts of climate change to our business include increased operating costs due to additional regulatory requirements and the risk of disruptions to our business. We do not believe these risks are material to our business at this time.

U.S. Investment Company Act Status

We intend to conduct our business so as not to become regulated as an investment company under the U.S. Investment Company Act. An entity generally will be determined to be an investment company for purposes of the U.S. Investment Company Act if, absent an applicable exemption, (i) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the ICA 40% Test.

We do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and believe that we are not engaged primarily in the business of investing, reinvesting or trading in securities. We believe that, for U.S. Investment Company Act purposes, we are engaged primarily, through one or more of our subsidiaries, in the business of purchasing or otherwise acquiring certain obligations that represent part or all of the sales price of merchandise. Our subsidiaries that are so engaged rely on Section 3(c)(5)(A) of the U.S. Investment Company Act, which, according to certain SEC staff interpretations, generally may be available to an issuer who invests at least 55% of its assets in “notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services,” which we refer to as ICA Exception Qualifying Assets and not to issue any redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates.

In a no-action letter, dated August 13, 2010, to our predecessor, the SEC staff promulgated an interpretation that royalties that entitle an issuer to collect royalty receivables that are directly based on the sales price of specific biopharmaceutical assets that use intellectual property covered by specific license agreements are ICA Exception Qualifying Assets under Section 3(c)(5)(A). We rely on this no-action letter for the position that royalty receivables relating to biopharmaceutical assets that we hold are ICA Exception Qualifying Assets under Section 3(c)(5)(A) and Section 3(c)(6), which is described below.

As the parent of one or more subsidiaries that rely on Section 3(c)(5)(A), we currently are excepted from registration as an investment company based on Section 3(a)(1)(C) and/or Section 3(c)(6) of the U.S. Investment Company Act. To ensure that we are not obligated to register as an investment company, we must not exceed the thresholds provided by the ICA 40% Test. For purposes of the ICA 40% Test, the term “investment securities” does not include U.S. government securities or securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on Section 3(c)(1) or Section 3(c)(7) of the U.S. Investment Company Act, such as majority-owned subsidiaries that rely on Section 3(c)(5)(A). We also may rely on Section 3(c)(6), which, based on SEC staff interpretations, requires us to invest, either directly or through majority-owned subsidiaries, at least 55% of our assets in, as relevant here, businesses relying on Section 3(c)(5)(A). For a subsidiary to be “majority-owned,” a parent entity must own a majority of the voting securities of the applicable security. Therefore, the assets that we and our subsidiaries hold and acquire are limited by the provisions of the U.S. Investment Company Act and the rules and regulations promulgated thereunder.

If the SEC or its staff in the future adopts a contrary interpretation to that provided in the no-action letter to Royalty Pharma or otherwise restricts the conclusions in the SEC staff’s no-action letter such that royalties are no longer treated as ICA Exception Qualifying Assets for purposes of Section 3(c)(5)(A) and Section 3(c)(6), or the SEC or its staff in the future determines that the no-action letter does not apply to some or all types of royalty receivables relating to biopharmaceutical assets, our business will be materially and adversely affected. In particular, we would be required either to convert to a corporation formed under the laws of the United States or a state thereof (which would likely result in our being subject to U.S. federal corporate income taxation) and to register as an investment company, or to stop all business activities in the United States until such time as the SEC grants an application to register us as an investment company formed under non-U.S. law. It is unlikely that such an application would be granted and, even if it were, requirements imposed by the Investment Company Act, including limitations on our capital structure, our ability to transact business with affiliates and our ability to compensate key employees, could make it impractical for us to continue our business as currently conducted. Our no longer qualifying for an exemption from registration as an investment company would materially and adversely affect the value of your Class A ordinary shares and our ability to pay dividends in respect of our Class A ordinary shares.

Corporate Information

Our predecessor was founded in 1996 and we were incorporated under the laws of England and Wales on February 6, 2020. We are a holding company, and our principal asset is a controlling equity interest in Royalty Pharma Holdings Ltd. (“RP Holdings”). Our principal executive offices are located at 110 East 59th Street, New York, NY 10022, and our telephone number is (212) 883-0200. Our Internet site is www.royaltypharma.com. Our website and the information contained therein or connected thereto is not incorporated into this Annual Report on Form 10-K. Our agent for service in the United States is CSC North America located at 251 Little Falls Drive, Wilmington, Delaware, 19808.

Available Information

Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on the Investors section of our website at https://royaltypharma.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. We use the Investor section of our website as a means of disclosing material information. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

Item 1A.    RISK FACTORS

Described below are certain risks that we believe apply to our business. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Business

•sales risks of biopharmaceutical products on which we receive royalties;
•the growth of the royalty market;
•the ability of the Manager to identify suitable assets for us to acquire;
•uncertainties related to the acquisition of interests in development-stage biopharmaceutical product candidates and our strategy to add development-stage product candidates and late-stage funding opportunities to our product portfolio;
•potential strategic acquisitions of biopharmaceutical companies;

•our use of leverage in connection with our capital deployment;
•our reliance on the Manager for all services we require;
•our reliance on key members of the Manager’s senior advisory team;
•our ability to successfully execute our royalty acquisition strategy;
•our ability to leverage our competitive strengths;
•actual and potential conflicts of interest with the Manager and its affiliates;
•interest rate and foreign exchange fluctuations;
•the assumptions underlying our business model;
•our reliance on a limited number of products;
•the ability of the Manager or its affiliates to attract and retain highly talented professionals;
•the competitive nature of the biopharmaceutical industry;
Risks Relating to Our Organization and Structure

•our organizational structure, including our status as a holding company;
Risks Relating to Our Class A Ordinary Shares

•volatility of the market price of our Class A ordinary shares;
•our incorporation under English law;
Risks Relating to Taxation

•the effect of changes to tax legislation and our tax position; and
General Risk Factors

•the impact of COVID-19 on our operations.
Risks Relating to Our Business

Biopharmaceutical products are subject to sales risks.

Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, obsolescence, loss of patent protection, the impact of the COVID-19 global pandemic or other factors and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals or declining sales. As a result, payments of our royalties may be reduced or cease. In addition, these payments may be delayed, causing our near-term financial performance to be weaker than expected.

The royalty market may not grow at the same rate as it has in the past, or at all, and we may not be able to acquire sufficient royalties to sustain the growth of our business.

We have been able to grow our business over time by acquiring numerous royalties, including those relating to many of the industry’s leading therapies. We may not be able to identify and acquire a sufficient number of royalties, or royalties of sufficient scale, to invest the full amount of capital that may be available to us in the future, which could prevent us from executing our growth strategy and negatively impact our results of operations. Changes in the royalty market, including its structure and participants, or a reduction in the growth of the biopharmaceutical industry, could lead to diminished opportunities for us to acquire royalties, fewer royalties (or royalties of significant scale) being available, or increased competition for royalties. Even if we continue to acquire royalties, they may not generate a meaningful return for a period of several years, if at all, due to the price we pay for such royalties or other factors relating to the underlying products. As a result, we may not be able to continue to grow as we have in the past, or at all.

Acquisitions of royalties from development-stage biopharmaceutical product candidates are subject to a number of uncertainties.

We may continue to and in the future acquire more royalties on development-stage product candidates that have not yet received marketing approval by any regulatory authority. There can be no assurance that the FDA, the EMA or other regulatory authorities will approve such products or that such products will be brought to market timely or at all, or that the market will be receptive to such products. For example, in January 2016, we partnered with Pfizer to provide up to $300 million in funding for Pfizer’s ongoing Phase III clinical trials, the PALLAS and PENELOPE-B trials, of Ibrance (palbociclib) for the adjuvant treatment of breast cancer. On May 29, 2020, Pfizer reported that the independent data monitoring committee for the PALLAS trial had concluded after the recent interim analysis that the PALLAS trial is “unlikely to show a statistically significant improvement in the primary endpoint of invasive disease-free survival.” Subsequently on October 9, 2020, Pfizer announced that the Phase III PENELOPE-B trial did not meet the primary endpoint of improved invasive disease-free survival in women with hormone receptor-positive (HR+), human epidermal growth factor-negative early breast cancer who have residual invasive disease after completing neoadjuvant chemotherapy. If the FDA, the EMA or other regulatory authority approves a development-stage product candidate that generates our royalties, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

In addition, the developers of these development-stage product candidates may not be able to raise additional capital to continue their discovery, development and commercialization activities, which may cause them to delay, reduce the scope of, or eliminate one or more of their clinical trials or research and development programs. If other product developers introduce and market products that are more effective, safer or less expensive than the relevant products that generate our royalties, or if such developers introduce their products prior to the competing products underlying our royalties, such products may not achieve commercial success and thereby result in a loss for us.

Further, the developers of such products may not have sales, marketing or distribution capabilities. If no sales, marketing or distribution arrangements can be made on acceptable terms or at all, the affected product may not be able to be successfully commercialized, which will result in a loss for us. Losses from such assets could adversely affect our business, financial condition and results of operations.

We intend to continue, and may increase, this strategy of acquiring development-stage product candidates. While we believe that we can readily evaluate and gain conviction about the likelihood of a development-stage product candidate’s approval and achieving significant sales, there can be no assurance that our assumptions will prove correct, that regulatory authorities will approve such development-stage product candidates, that such development-stage product candidates will be brought to market timely or at all, or that such products will achieve commercial success.

Our strategy of acquiring royalty interests in development-stage product candidates, including by co-funding clinical development and acquiring securities of biopharmaceutical companies, is subject to risks and uncertainties.

We intend to continue to provide capital to innovators to co-fund clinical development of a product candidate in exchange for a share of the future revenues of that asset and when we do so, we do not control its clinical development. In these situations, the innovators may not complete activities on schedule or in accordance with our expectations or in compliance with applicable laws and regulations. Failure by one or more of these third parties to meet their obligations, comply with applicable laws or regulations or any disruption in the relationships between us and these third parties, could delay or prevent the development, approval, manufacturing or commercialization of the development-stage product candidate for which we have provided funding.
We seek to further expand our market opportunity by acquiring securities issued by biopharmaceutical companies. Where we may acquire equity securities as all or part of the consideration for business development activities, the value of those securities will fluctuate, and may depreciate in value. We will likely not control the company in which we acquire securities, and as a result, we may have limited ability to determine its management, operational decisions and policies. Further, while we may seek to mitigate the risks and liabilities of such transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. In addition, as a result of our activities we receive material non-public information about other companies from time to time. Where such information relates to a company whose equity securities we hold, we may be delayed or prevented from selling such securities when we would otherwise choose to do so, and such delay or prohibition may result in a loss or reduced gain on such securities.
We may undertake strategic acquisitions of biopharmaceutical companies with significant royalty assets. Our failure to realize expected benefits of such acquisitions or our incurrence of unanticipated liabilities, could adversely affect our share price, operating results and results of operations.
We may acquire companies with significant royalty assets or where we believe we could create significant synthetic royalties. These acquired or created royalty assets may not perform as we project. Moreover, the acquisition of operating biopharmaceutical companies will result in the assumption of, or exposure to, liabilities of the acquired business that are not inherent in our other royalty acquisitions, such as direct exposure to product liability claims, high fixed costs and an expansion of our operations and expense structure, thereby potentially decreasing our profitability. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business operations. Despite our business, financial and legal due diligence efforts, we have limited experience in assessing acquisition opportunities, and we ultimately may be unsuccessful in ascertaining or evaluating all risks associated with such acquisitions. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or products, which may result in dilution for shareholders or the incurrence of indebtedness. As a result, our acquisition of biopharmaceutical companies could adversely affect our business, financial condition and results of operations.
We use leverage in connection with our capital deployment, which magnifies the potential for loss if the royalties acquired do not generate sufficient income to us.
We use borrowed funds to finance a significant portion of our deployed capital. The use of leverage creates an opportunity for an increased return but also increases the risk of loss if our assets do not generate sufficient income to us. The interest expense and other costs incurred in connection with such borrowings may not be covered by our cash flow. In addition, leverage may inhibit our operating flexibility and reduce cash flow available for dividends to our shareholders. The level of our indebtedness could limit our ability to respond to changing business conditions. The various agreements relating to our borrowings may impose operating and financial restrictions on us which could affect the number and size of the royalties that we may pursue. Therefore, no assurance can be given that we will be able to take advantage of favorable conditions or opportunities as a result of any restrictive covenants under our indebtedness. There can also be no assurance that additional debt financing, either to replace or increase existing debt financing, will be available when needed or, if available, will be obtainable on terms that are commercially reasonable. Additional risks related to our leverage include:
• our royalties may be used as collateral for our borrowings;
• in the event of a default under secured borrowings, if any, one or more of our creditors or their assignees could obtain control of our royalties and, in the event of a distressed sale, these creditors could dispose of these royalties for significantly less value than we could realize for them;

• we have to comply with various financial covenants in the agreements that govern our debt, including requirements to maintain certain leverage ratios and coverage ratios, which may affect our ability to achieve our business objectives;
• our ability to pay dividends to our shareholders may be restricted;
• to the extent that interest rates at which we borrow increase, our borrowing costs will increase and our leveraging strategy will become more costly, which could lead to diminished net profits; and
• because our Revolving Credit Facility utilizes LIBOR as a factor in determining the applicable interest rate, the expected discontinuation and transition away from LIBOR may increase the cost of servicing debt, lead to higher borrowing costs and adversely affect our results of operations and cash flows.
We do not employ our own personnel and are entirely dependent upon the Manager for all the services we require.
Because we are “externally managed,” we do not employ our own personnel but instead depend upon the Manager, its executive officers and its employees for virtually all of the services we require. The Manager selects and manages the acquisition of royalties and similar payment streams that meet our investment criteria and provides all of our other administrative services. Accordingly, our success is largely dependent upon the expertise and services of the executive officers and other personnel provided to us through the Manager. The Management Agreement has an initial term of ten years, after which it can be renewed for an additional term of three years, unless either we or the Manager provides notice of non-renewal 180 days prior the expiration of the initial term or renewal term. The Manager may not be removed during the initial or any renewal term without cause. While our agreement with the Manager requires its executives to devote substantially all of their time to managing us and any legacy vehicles related to Old RPI or RPI unless otherwise approved by Board, such resources may prove to be inadequate to meet our needs.
The success of our business depends upon key members of the Manager’s senior advisory team who may not continue to work for the Manager.
We depend on the expertise, skill and network of business contacts of the advisory professionals of the Manager, who evaluate, negotiate, structure, execute, monitor and service our assets in accordance with the terms of the Management Agreement between us and the Manager. Our future success depends to a significant extent on the continued service and coordination of the senior advisory professionals of the Manager, particularly Mr. Legorreta. Pursuant to the Management Agreement, executives of the Manager must devote substantially all of their business time to managing us, unless otherwise approved by the Board. Despite this, Mr. Legorreta and other key advisory professionals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our business. Each of these individuals is an employee of the Manager and is not subject to an employment contract with us. The departure of any of these individuals or competing demands on their time in the future could impact our ability to achieve our business objectives. This could adversely affect our financial condition and results of operations.
The senior advisory professionals of the Manager have relationships with participants in the biopharmaceutical industry, financial institutions and other advisory professionals, which we rely upon to source potential asset acquisition opportunities. If the senior advisory professionals of the Manager fail to maintain such relationships, or to develop new relationships with other sources, we will not be able to grow our current asset portfolio. In addition, we can offer no assurance that these relationships, even if maintained, will generate asset acquisition opportunities for us in the future.
There can be no assurance that the policies and procedures we have established to mitigate conflicts of interest will be effective in doing so.
Pursuant to the Management Agreement, the Manager cannot manage another entity that invests in or acquires royalties other than any legacy vehicle related to Old RPI or RPI. Every executive of our Manager is subject to a non-compete agreement that is effective for 18 months following termination of their employment with the Manager for any reason. We are a beneficiary of this agreement. In addition, executives of the Manager must devote substantially all of their business time to managing us and any legacy vehicle related to Old RPI or RPI, unless otherwise approved by the Board. Despite this, the ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us.

Furthermore, there could be conflicts of interest between us and our senior advisory personnel. For instance, Mr. Legorreta, our Chief Executive Officer, is also a co-founder of and has significant influence over Pharmakon Advisors, which shares physical premises with the Manager. Pharmakon manages BioPharma Credit PLC (LSE: BPCR) and other investment vehicles that collectively are leading providers of debt capital to the biopharmaceutical industry. Mr. Legorreta has a substantial investment in BioPharma Credit. Even though he has the involvement with Pharmakon and BioPharma Credit PLC described above, Mr. Legorreta does not have any material constraints on the time he has available to devote to us and the Manager. From time to time, the Manager and Pharmakon may pursue similar investment opportunities for their respective clients, although we believe that actual conflicts of interest are rare due to the differing investment strategies of Pharmakon and us, and the fact that royalty holders, rather than the Pharmakon and us, determine the type of transaction they seek. Under arrangements with Pharmakon, the Manager subleases office space to Pharmakon, and the parties may provide research, business development, legal, compliance, financial and administrative services to one another. The Manager and Pharmakon reimburse each other to the extent that one of them provides materially more services to the other than they receive in return. In consideration of the support provided to Pharmakon by the Manager, certain employees of the Manager receive compensation from Pharmakon. In addition, Mr. Legorreta has founded and participates in two foundations that provide medical research funding.
In addition, the structure of our Manager’s compensation arrangements may have unintended consequences for us. We have agreed to pay our Manager the Operating and Personnel Payments (as defined below), a portion of which is based on the mark-to-market value of security investments, including equity securities and derivative financial instruments, at the end of each quarter and is payable to the Manager regardless of whether we realize any gain on the security investments when sold. Consequently, the Manager may be incentivized to have us make security investments regardless of our expected gain on such investments, which may not align with our or our shareholders’ long-term interests.
To service our indebtedness and meet our other ongoing liquidity needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. If we cannot generate the required cash, we may not be able to make the required payments under our indebtedness.
As of December 31, 2020, our total principal amount of Notes outstanding was $6.0 billion. In addition, we have up to $1.5 billion of available revolving commitments under our Revolving Credit Facility. Our ability to make payments on our indebtedness, including the Notes, and to fund our planned capital expenditures and our other ongoing liquidity needs will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. Except for RP Holdings, our subsidiaries that do not guarantee the Notes will have no obligation, contingent or otherwise, to pay amounts due under the Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
Absent sufficient cash flow and the ability to refinance, we could also be forced to sell assets to make up for any shortfall in our payment obligations. However, the terms of our Revolving Credit Facility and the indenture that governs the Notes will limit, our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. Accordingly, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations on our indebtedness.

Our business is subject to interest rate and foreign exchange risk.
We are subject to interest rate fluctuation exposure through any borrowings under our Revolving Credit Facility and our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. To the extent that interest rates generally increase, our borrowing costs will increase and our leveraging strategy will become more costly, leading to diminished net profits.
Certain products pay royalties in currencies other than U.S. dollars, which creates foreign currency risk primarily with respect to the Euro, Canadian Dollar, Swiss Franc and Japanese Yen, as our functional and reporting currency is the U.S. dollar. In addition, our results of operations are subject to foreign currency exchange risk through transactional exposure resulting from movements in exchange rates between the time we recognize royalty income or royalty revenue and the time at which the transaction settles, or we receive the royalty payment. Because we are entitled to royalties on worldwide sales for various products, there is an underlying exposure to foreign currency as the marketer converts payment amounts from local currencies to U.S. dollars using a quarterly average exchange rate. Therefore, cash received may differ from the estimated receivable based on fluctuations in currency. As a result, significant changes in foreign exchange rates can impact our results.

Information about the biopharmaceutical products underlying the royalties we buy available to us may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.
We may have limited information concerning the products generating the royalties we are evaluating for acquisition. Often, the information we have regarding products following our acquisition of a royalty may be limited to the information that is available in the public domain. Therefore, there may be material information that relates to such products that we would like to know but do not have and may not be able to obtain. For example, we do not always know the results of studies conducted by marketers of the products or others or the nature or amount of any complaints from doctors or users of such products. In addition, the market data that we obtain independently may also prove to be incomplete or incorrect. Due to these and other factors, the actual cash flow from a royalty may be significantly lower than our estimates.
Our future income is dependent upon numerous royalty-specific assumptions and, if these assumptions prove not to be accurate, we may not achieve our expected rates of returns.
Our business model is based on multiple-year internal and external forecasts regarding product sales and numerous product-specific assumptions in connection with each royalty acquisition, including where we have limited information regarding the product. There can be no assurance that the assumptions underlying our financial models, including those regarding product sales or competition, patent expirations or license terminations for the products underlying our portfolio, are accurate. These assumptions involve a significant element of subjective judgment and may be and in the past have been adversely affected by post-acquisition changes in market conditions and other factors affecting the underlying product. Our assumptions regarding the financial stability or operational or marketing capabilities of the partner obligated to pay us royalties may also prove and in the past have proven to be incorrect. Due to these and other factors, the assets in our current portfolio or future assets may not generate expected returns or returns in line with our historical financial performance or in the time periods we expect. This could negatively impact our results of operation for a given period.
We make assumptions regarding the royalty duration for terms that are not contractually fixed, and a shortened royalty term could result in a reduction in the effective interest rate, a decline in income from royalties, significant reductions in royalty payments compared to expectations, or a permanent impairment.
In accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we classify most royalty assets that we acquire as financial assets that are measured at amortized cost using the prospective effective interest method described in ASC 835-30. The effective interest rate is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the initial invested amount, net of any purchased receivables. A critical component of such forecast is our assumptions regarding duration of the royalty.
The royalty duration is important for purposes of accurately measuring interest income over the life of a royalty. In making assumptions around the royalty duration for terms that are not contractually fixed, we consider the strength of existing patent protection, expected entry of generics, geographical exclusivity periods and potential patent term extensions tied to the underlying product.
The duration of a royalty usually varies on a country-by-country basis and can be based on a number of factors, such as patent expiration dates, regulatory exclusivity, years from first commercial sale of the patent-protected product, the entry of competing generic or biosimilar products, or other terms set out in the contracts governing the royalty. It is common for royalty durations to expire earlier or later than anticipated due to unforeseen positive or negative developments over time, including with respect to the granting of patents and patent term extensions, the invalidation of patents, litigation between the party controlling the patents and third party challengers of the patents, the ability of third parties to design around or circumvent valid patents, the granting of regulatory exclusivity periods or extensions, timing for the arrival of generic or biosimilar competitor products, changes to legal or regulatory regimes affecting intellectual property rights or the regulation of pharmaceutical products, product life cycles, and industry consolidations.
An unexpected shortening of a royalty term has not caused a permanent impairment in recent years. However, if an unexpected shortening of a royalty term were to occur, it could result in a reduction in the effective interest rate, a decline in income from royalties, a significant reduction in royalty payments compared to expectations, or a permanent impairment.

Our reliance on a limited number of products may adversely affect our business, financial condition and results of operation.
While our current asset portfolio includes royalties relating to over 45 marketed therapies and five development-stage product candidates, the top five therapies accounted for 61% of our royalty receipts in the year ended December 31, 2020. In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition and results of operations.
We face competition in acquiring assets and locating suitable assets to acquire.
There are a limited number of suitable and attractive opportunities to acquire high-quality royalties available in the market. Therefore, competition to acquire such royalties is intense and may increase. We compete with other potential acquirers for these opportunities, including companies that market the products on which royalties are paid, financial institutions and others. These competitors may be able to access lower cost capital, may be larger than us, may have relationships that provide them access to opportunities before us, or may be willing to acquire royalties for lower projected returns than we are.
Biopharmaceutical products are subject to substantial competition.
The biopharmaceutical industry is a highly competitive and rapidly evolving industry. The length of any product’s commercial life cannot be predicted with certainty. There can be no assurance that one or more products on which we are entitled to a royalty will not be rendered obsolete or non-competitive by new products or improvements on which we are not entitled to a royalty made to existing products, either by the current marketer of such products or by another marketer. Current marketers of products may undertake these development efforts in order to improve their products or to avoid paying our royalty. Adverse competition, obsolescence or governmental and regulatory action or healthcare policy changes could significantly affect the revenues, including royalty-related revenues, of the products which generate our royalties.
Competitive factors affecting the market position and success of each product include:
• effectiveness;
• safety and side effect profile;
• price, including third-party insurance reimbursement policies;
• timing and introduction of the product;
• effectiveness of marketing strategy and execution;
• governmental regulation;
• availability of lower-cost generics and/or biosimilars;
• treatment innovations that eliminate or minimize the need for a product; and
• product liability claims.
Products on which we have a royalty may be rendered obsolete or non-competitive by new products, including generics and/or biosimilars, improvements on existing products or governmental or regulatory action. In addition, as biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies using gene editing and new curative modalities, such as cell and gene therapy, products on which we have a royalty may become obsolete. These developments could adversely affect the sales of the biopharmaceutical products that generate our royalties, and consequently could adversely affect our business, financial condition and results of operations.

Marketers of products that generate our royalties are outside of our control.
In the case of our royalty receivables, our cash flow consists primarily of payments supported by royalties paid by marketers. These marketers may have interests that are different from our interests. For example, these marketers may be motivated to maximize income by allocating resources to other products and, in the future, may decide to focus less attention on the products generating our royalties or by allocating resources to develop products that do not generate royalties to us. There can be no assurance that any marketer or person with whom the marketer has a working relationship has adequate resources and motivation to continue to produce, market and sell the products generating our royalties. Aside from any limited audit rights relating to the activities of the marketers that we may have in certain circumstances pursuant to the terms of our arrangements with the licensor, we do not have oversight rights with respect to the marketers’ operations and do not have rights allowing us to direct their operations or strategy nor do our agreements contain performance standards for their operations. We also have limited information on the marketers’ operations.
In these circumstances, while we may be able to receive certain information relating to sales of products through the exercise of audit rights and review of royalty reports we receive from the licensor, we will not have the right to review or receive certain information relating to products that the marketers may have, including the results of any studies conducted by the marketers or others, or complaints from doctors or users of products. The market performance of the products generating our royalties may therefore be diminished by any number of factors relating to the marketers that are outside of our control.
The marketers of biopharmaceutical products are, generally, entirely responsible for the ongoing regulatory approval, commercialization, manufacturing and marketing of products.
Generally, the holders of royalties on products have granted exclusive regulatory approval, commercialization, manufacturing and marketing rights to the marketers of such products. The marketers have full control over those efforts and sole discretion to determine the extent and priority of the resources they will commit to their program for a product. Accordingly, the successful commercialization of a product depends on the marketer’s efforts and is beyond our control. If a marketer does not devote adequate resources to the ongoing regulatory approval, commercialization and manufacture of a product, or if a marketer engages in illegal or otherwise unauthorized practices, the product’s sales may not generate sufficient royalties, or the product’s sales may be suspended, and consequently, could adversely affect our business.
License agreements relating to products may, in some instances, be unilaterally terminated or disputes may arise which may affect our royalties.
License agreements relating to the products generating our royalties may be terminated, which may adversely affect sales of such products and therefore the payments we receive. For example, under certain license agreements, marketers retain the right to unilaterally terminate the agreements with the licensors. When the last patent covering a product expires or is otherwise invalidated in a country, a marketer may be economically motivated to terminate its license agreement, either in whole or with respect to such country, in order to terminate its payment and other obligations. In the event of such a termination, a licensor may no longer receive all of the payments it expected to receive from the licensee and may also be unable to find another company to continue developing and commercializing the product on the same or similar terms as those under the license agreement that has been terminated.
In addition, license agreements may fail to provide significant protection for the licensor in case of the licensee’s failure to perform or in the event of disputes. License agreements which relate to the products underlying our royalties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what the licensor believes to be the scope of its rights to the relevant intellectual property or technology, or decrease the licensee’s financial or other obligations under the relevant agreement, any of which could in turn impact the value of our royalties and adversely affect our business, financial condition and results of operations. If a marketer were to default on its obligations under a license agreement, the licensor’s remedy may be limited either to terminating certain licenses related to certain countries or to generally terminate the license agreement with respect to such country. In such cases, we may not have the right to seek to enforce the rights of the licensor and we may be required to rely on the resources and willingness of the licensor to enforce its rights against the licensee.
In any of these situations, if the expected payments under the license agreements do not materialize, this could result in a significant loss to us and adversely affect our business, financial condition and results of operations.

The insolvency of a marketer could adversely affect our receipt of cash flows on the related royalties that we hold.
If a marketer were to become insolvent and seek to reorganize under Chapter 11 of Title 11 of the U.S. Code, as amended, or the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code (or foreign equivalent), such event could delay or impede the payment of the amounts due under a license agreement, pending a resolution of the insolvency proceeding. Any unpaid royalty payments due for the period prior to the filing of the bankruptcy proceeding would be unsecured claims against the marketer, which might not be paid in full or at all. While royalty payments due for periods after the filing may qualify as administrative expenses entitled to a higher priority, the actual payment of such post-filing royalty payments could be delayed for a substantial period of time and might not be in the full amount due under the license agreement. The licensor would be prevented by the automatic stay from taking any action to enforce its rights without the permission of the bankruptcy court. In addition, the marketer could elect to reject the license agreement, which would require the licensor to undertake a new effort to market the applicable product with another distributor. Such proceedings could adversely affect the ability of a payor to make payments with respect to a royalty, and could consequently adversely affect our business, financial condition and results of operations.
Unsuccessful attempts to acquire new royalties could result in significant costs and negatively impact subsequent attempts to locate and acquire other assets.
The investigation of each specific target royalty and the negotiation, drafting and execution of relevant agreements, disclosure and other documents requires substantial management time and attention and results in substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific acquisition, the costs incurred for the proposed transaction would not be recoverable from a third party. Furthermore, even if an agreement is reached relating to a specific target asset, we may fail to consummate the acquisition for any number of reasons, including, in the case of an acquisition of a royalty through a business combination with a public company, approval by the target company’s public shareholders. Multiple unsuccessful attempts to acquire new royalties could hurt our reputation, result in significant costs and waste the Manager’s time. The opportunity cost of diverting management and financial resources could negatively impact our ability to locate and acquire other assets.
Most of our royalties are classified as financial assets that are measured at amortized cost using the effective interest method of accounting as a result of which our U.S. GAAP results of operations can be volatile and unpredictable.
In accordance with U.S. GAAP, most of the royalty assets we acquire are treated as investments in cash flow streams and are thus classified as financial assets. Under this classification, our financial royalty assets are treated as having a yield component that resembles loans measured at amortized cost under the effective interest accounting methodology. Under this accounting methodology, we calculate the effective interest rate on each financial royalty asset using a forecast of the expected cash flows to be received over the life of the financial royalty asset relative to the initial acquisition price. The yield, which is calculated at the end of each reporting period and applied prospectively, is then recognized via accretion into our income at the effective rate of return over the expected life of the financial royalty asset.
As a result of applying the effective interest method of accounting, our income statement activity in respect of many of our royalties can be volatile and unpredictable as a result of non-cash charges associated with the provision. Small declines in sell-side equity research analysts’ consensus forecasts over a multi-year period can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise royalty, which was treated as a financial royalty asset. Beginning in the second quarter of 2015, declines in near-term sales forecasts of sell-side equity research analysts caused us to build up a provision for this financial royalty asset. Over the course of 10 quarters, we recognized non-cash charges to the income statement as a result of these changes in forecasts, ultimately accumulating a peak cumulative provision of $1.3 billion by September 30, 2017, including a non-cash expense of $743.2 million in 2016 related to this financial royalty interest. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus forecasts increased to reflect the larger addressable market and the increase in the expected duration of the Trikafta royalty. While small reductions in the cumulative provision for the royalties related to our cystic fibrosis franchise were recognized in 2018, there remained a $1.1 billion cumulative provision balance that was fully offset by a $1.1 billion credit to the provision in 2019 as a result of an increase in sell-side equity research analysts’ consensus forecasts from the Trikafta approval. The financial statement impact caused by the application of the effective interest accounting methodology could result in a negative perception of our results in a given period.

Sales of the products that generate our royalties are subject to uncertainty related to healthcare reimbursement policies, managed care considerations and pricing pressures.
In both the U.S. and non-U.S. markets, sales of medical, biopharmaceutical products, and the success of such products, depends in part on the availability and extent of coverage and reimbursement from third-party payors, including government healthcare programs and private insurance plans.
In the United States, pharmaceutical product pricing is subject to enhanced government regulation, public scrutiny and calls for reforms. Some states have implemented, and other states are considering, pharmaceutical price controls or patient access constraints under their Medicaid program. There have also been recent state legislative efforts that have generally focused on increasing transparency around drug costs or limiting drug prices. In addition, the growth of large managed care organizations and prescription benefit managers, as well as the prevalence of generic substitution, has hindered price increases for prescription drugs. Continued intense public scrutiny of the price of drugs, together with government and payor dynamics, may limit the ability of producers and marketers to set or adjust the price of products based on their value. There can be no assurance that new or proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable the producer or marketer of such product to maintain price levels sufficient to realize an appropriate return. Outside the United States, numerous major markets, including the EU, Japan and China, have pervasive government involvement in funding healthcare, and, in that regard, fix the pricing and reimbursement of pharmaceutical products. Consequently, in those markets, the products generating our royalties are subject to government decision-making and budgetary actions.
These pricing pressures may adversely affect our current royalties and the attractiveness of future acquisitions of royalties.
The products that generate our royalties are subject to uncertainty related to the regulation of the healthcare industry.
The U.S. healthcare industry is highly regulated and subject to frequent and substantial changes. For example, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”) was enacted by Congress in March 2010 and established a major expansion of healthcare coverage, financed in part by a number of new rebates, discounts, and taxes that had a significant effect on the expenses and profitability on the companies that manufacture the products that generate our royalties. These companies and their products face uncertainty due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA.
Other U.S. federal or state legislative or regulatory action and/or policy efforts could adversely affect the healthcare industry, including, among others, general budget control actions, changes in patent laws, the importation of prescription drugs from outside the United States at prices that are regulated by governments of various foreign countries, revisions to reimbursement of biopharmaceutical products under government programs, restrictions on U.S. direct-to-consumer advertising or limitations on interactions with healthcare professionals. No assurances can be provided that these laws and regulations will not adversely affect our business, financial condition and results of operations.
In addition, many of the products in our portfolio benefit from regulatory exclusivity. If, in an effort to regulate pricing, regulatory exclusivity is not maintained, our business, financial condition and results of operations may be adversely impacted.
The biopharmaceutical industry may be negatively affected by federal government deficit reduction policies, which could reduce the value of the royalties that we hold.
In an effort to contain the U.S. federal deficit, the pharmaceutical industry could be considered a potential source of savings via legislative proposals. Government action to reduce federal spending on entitlement programs, including Medicare, Medicaid or other publicly funded or subsidized health programs, or to lower drug spending, may affect payment for the products that generate our royalties. These and any other cost controls and/or any significant additional taxes or fees that may be imposed on the biopharmaceutical industry as part of deficit reduction efforts could reduce cash flows from our royalties and therefore adversely affect our business, financial condition and results of operations.

Sales of products that generate our royalties are subject to regulatory approvals and actions in the United States and foreign jurisdictions that could harm our business.
The procedures to approve biopharmaceutical products for commercialization vary among countries and can involve additional testing and time. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and many include additional risks, such as pricing approval.
There can be no assurance that any of these regulatory approvals will be granted or not be revoked or restricted in a manner that would adversely affect the sales of such products and on the ability of payors to make payments with respect to such royalties to us.
The manufacture and distribution of a biopharmaceutical product may be interrupted by regulatory agencies or supplier deficiencies.
The manufacture of products generating our royalties is typically complex and is highly regulated. In particular, biopharmaceutical products are manufactured in specialized facilities that require the approval of, and ongoing regulation by, the FDA in the United States and, if manufactured outside of the United States, both the FDA and non-U.S. regulatory agencies, such as the EMA. With respect to a product, to the extent that operational standards set by such agencies are not adhered to, manufacturing facilities may be closed or production interrupted until such time as any deficiencies noted by such agencies are remedied. Any such closure or interruption may interrupt, for an indefinite period of time, the manufacture and distribution of a product and therefore the cash flows from the related biopharmaceutical asset may be significantly less than expected.
In addition, manufacturers of a product may rely on third parties for selected aspects of product development, such as packaging or to supply bulk raw material used in the manufacture of such product. In the United States, the FDA requires that all suppliers of pharmaceutical bulk materials and all manufacturers of pharmaceuticals for sale in or from the United States adhere to the FDA’s current “Good Manufacturing Practice” regulations and guidelines and similar requirements that exist in jurisdictions outside the United States. Licensees generally rely on a small number of key, highly specialized suppliers, manufacturers and packagers. Any interruptions, however minimal, in the operation of these manufacturing and packaging facilities could adversely affect production and product sales and therefore adversely affect our business, financial condition and results of operations.
Product liability claims may diminish the returns on biopharmaceutical products.
The developer, manufacturer or marketer of a product could become subject to product liability claims. A product liability claim, regardless of its merits, could adversely affect the sales of the product and the amount of any related royalty payments, and consequently, could adversely affect the ability of a payor to make payments with respect to a royalty.
Although we believe that we will not bear responsibility in the event of a product liability claim against the developer, manufacturer, marketer or other seller of the product that generates our royalty, such claims could adversely affect our business, financial condition and results of operations due to the lower than expected cash flows from the royalty.
We are typically not involved in maintaining, enforcing and defending patent rights on products that generate our royalties.
Our right to receive royalties generally depends on the existence of valid and enforceable claims of registered and/or issued patents in the United States and elsewhere in the world. The products on which we receive payments are dependent on patent protection and on the fact that the manufacturing, marketing and selling of such products do not infringe, misappropriate or otherwise violate intellectual property rights of third parties. Typically, we have no ability to control the prosecution, maintenance, enforcement or defense of patent rights, but must rely on the willingness and ability of our partners or their marketers to do so. While we believe that these third parties are in the best position and have the requisite business and financial motivation to do so, there can be no assurance that these third parties will vigorously prosecute, maintain, enforce or defend such rights. Even if such third parties seek to prosecute, maintain, enforce or defend such rights, they may not be successful.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. Furthermore, changes in patent laws or interpretation of patent laws in the United States and in other jurisdictions could increase the uncertainties surrounding the successful prosecution of patent applications and the successful enforcement or defense of issued patents by our partners, all of which could diminish the value of patent protection relating to the biopharmaceutical assets. As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights of our partners and their marketers are highly uncertain. In addition, such third parties’ pending and future patent applications may not result in patents being issued which protect their products, development-stage product candidates and technologies or which effectively prevent others from commercializing competitive products, development-stage product candidates and technologies. Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance.
Even if the patent applications our partners and their marketers license or own do issue as patents, they may not issue in a form that will provide them with any meaningful protection, prevent competitors or other third parties from competing with them or otherwise provide them with any competitive advantage. Competitors or other third parties may be able to circumvent patents of our partners and their marketers by developing similar or alternative products in a non-infringing manner. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit the ability of our partners and their marketers from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of their products, development-stage product candidates and technologies.
Any loss or reduction in the scope or duration of patent protection for any product that generates our royalties, or any failure to successfully prosecute, maintain, enforce or defend any patents that protect any such product may result in a decrease in the sales of such product and any associated royalties payable to us. Any such event would adversely affect the ability of the payor to make payments of royalties to us or may otherwise reduce the value of our royalty interest, and could consequently adversely affect our business, financial condition and results of operations. In cases where our contractual arrangements with our partner permit us to do so, we could participate in patent suits brought by third parties but this could result in substantial litigation costs, divert management’s attention from our core business and there can be no assurance that such suits would be successful.
The existence of third-party patents in relation to products may result in additional costs for the marketer and reduce the amount of royalties paid to us.
The commercial success of a product depends, in part, on avoiding infringement, misappropriation or other violations of the intellectual property rights and proprietary technologies of others. Third-party issued patents or patent applications claiming subject matter necessary to manufacture and market a product could exist or issue in the future. Such third-party patents or patent applications may include claims directed to the mechanism of action of a product. There can be no assurance that a license would be available to marketers for such subject matter if such infringement were to exist or, if offered, would be offered on reasonable and/or commercially feasible terms. Without such a license, it may be possible for third parties to assert infringement or other intellectual property claims against the marketer of such product based on such patents or other intellectual property rights.
Even if the marketer was able to obtain a license, it could be non-exclusive, thereby giving its competitors and other third parties access to the same technologies. In addition, if a marketer of a product that generates our royalties is required to obtain a license from a third party, the marketer may, in some instances, have the right to offset the licensing and royalty payments to such third party against royalties that would be owed to our partner, which may ultimately reduce the value of our royalty interest. An adverse outcome in infringement or other intellectual property-related proceedings could subject a marketer to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the marketer to cease or modify its manufacturing, marketing and distribution of any affected product, any of which could reduce the amount of cash flow generated by the affected products and any associated royalties payable to us and therefore adversely affect our business, financial condition and results of operations.

Disclosure of trade secrets of marketers of products could negatively affect the competitive position of the products underlying our biopharmaceutical assets.
The marketers of the products that generate our royalties depend, in part, on trade secrets, know-how and technology, which are not protected by patents, to maintain the products’ competitive position. This information is typically protected through confidentiality agreements with parties that have access to such information, such as collaborative partners, licensors, employees and consultants. Any of these parties may breach the agreements and disclose the confidential information or competitors might independently develop or learn of the information in some other way, which could harm the competitive position of the products and therefore reduce the amount of cash flow generated by our royalty interest.
The internal computer systems of our partners may fail or suffer security breaches, which could result in a significant disruption of their ability to operate their business effectively, adversely affect the cash flow generated by the related biopharmaceutical products, and adversely affect our business and operating results.
The internal computer systems and cloud-based computing services of our partners and those of their current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in their operations, it could result in a disruption of their development and commercialization programs and business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. To the extent that any disruption or security breach were to result in a loss of, or damage to, a partner’s data or applications, or inappropriate disclosure of confidential or proprietary information, our partners’ operations may be harmed and the development and commercialization of their products, development-stage product candidates and technologies could be delayed. Such an event may reduce the amount of cash flow generated by the related biopharmaceutical products and therefore adversely affect our business, financial condition and results of operations.
Our ability to pay periodic dividends to our shareholders may be limited by applicable provisions of English law and contractual restrictions and obligations.
Subject to the terms of our indebtedness or other contractual obligations, the approval and payment of any interim dividends are at the sole discretion of our board of directors, which may change our dividend policy at any time and the payment of any final dividends will be subject to majority approval by holders of Class A ordinary and Class B ordinary shares and in each case will be paid out of profits available for that purpose under English law. There can be no assurance that any dividends, whether quarterly or otherwise, will or can be paid. Our ability to pay dividends to our shareholders depends on a number of factors, including among other things, general economic and business conditions, our strategic plans and prospects, our business and acquisition opportunities, our financial condition and operating results, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of dividends by us to our shareholders and such other factors as our board of directors may deem relevant.
Our Articles of Association authorize the board of directors to approve interim dividends without shareholder approval to the extent that such dividends appear justified by profits available for such purpose. The board of directors may also recommend final dividends be approved and declared by shareholders at an annual general meeting. No such dividend may exceed the amount recommended by the board of directors.
Under English law, dividends and distributions may only be made out of profits available for that purpose. Profits available for distribution are accumulated, realized profits, to the extent that they have not been previously utilized by distribution or capitalization, less its accumulated, realized losses, to the extent that they have not been previously written off in a reduction or reorganization of capital duly made. The amount of our distributable reserves is a cumulative calculation. We may be profitable in a single financial year but unable to pay a dividend if our accumulated, realized profits do not offset all previous years’ accumulated, realized losses. Additionally, we may only make a distribution if our net assets are not less than the amount of our aggregate called-up share capital and distributable reserves, and if, and to the extent that, the distribution does not reduce the amount of those assets to less than that aggregate.
A shareholder who receives a distribution under circumstances where he or she knows or has reasonable grounds for believing that the distribution is unlawful in the circumstances is obliged to repay such distribution (or that part of it, as the case may be) to us.

If we were determined to be an investment company under the U.S. Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could adversely affect our business, financial condition and results of operations.
We intend to conduct our business so as not to become regulated as an investment company under the U.S. Investment Company Act. An entity generally will be determined to be an investment company for purposes of the U.S. Investment Company Act if, absent an applicable exemption, (i) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or (ii) it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the ICA 40% Test.
We do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and believe that we are not engaged primarily in the business of investing, reinvesting or trading in securities. We believe that, for U.S. Investment Company Act purposes, we are engaged primarily, through one or more of our subsidiaries, in the business of purchasing or otherwise acquiring certain obligations that represent part or all of the sales price of merchandise. Our subsidiaries that are so engaged rely on Section 3(c)(5)(A) of the U.S. Investment Company Act, which, as interpreted by the SEC staff, requires each such subsidiary to invest at least 55% of its assets in “notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services,” which we refer to as the ICA Exception Qualifying Assets.
In a no-action letter, dated August 13, 2010, to our predecessor, the SEC staff promulgated an interpretation that royalty interests that entitle an issuer to collect royalty receivables that are directly based on the sales price of specific biopharmaceutical assets that use intellectual property covered by specific license agreements are ICA Exception Qualifying Assets under Section 3(c)(5)(A). We rely on this no-action letter for the position that royalty receivables relating to biopharmaceutical assets that we hold are ICA Exception Qualifying Assets under Section 3(c)(5)(A) and Section 3(c)(6), which is described below.
To ensure that we are not obligated to register as an investment company, we must not exceed the thresholds provided by the ICA 40% Test. For purposes of the ICA 40% Test, the term investment securities does not include U.S. government securities or securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on Section 3(c)(1) or Section 3(c)(7) of the U.S. Investment Company Act, such as majority-owned subsidiaries that rely on Section 3(c)(5)(A). We also may rely on Section 3(c)(6), which, based on SEC staff interpretations, requires us to invest, either directly or through majority-owned subsidiaries, at least 55% of our assets in, as relevant here, businesses relying on Section 3(c)(5)(A). Therefore, the assets that we and our subsidiaries hold and acquire are limited by the provisions of the U.S. Investment Company Act and the rules and regulations promulgated thereunder.
If the SEC or its staff in the future adopts a contrary interpretation to that provided in the no-action letter to Royalty Pharma or otherwise restricts the conclusions in the SEC staff’s no-action letter such that royalty interests are no longer treated as ICA Exception Qualifying Assets for purposes of Section 3(c)(5)(A) and Section 3(c)(6), or the SEC or its staff in the future determines that the no-action letter does not apply to some or all types of royalty receivables relating to biopharmaceutical assets, our business will be materially and adversely affected. In particular, we would be required either to convert to a corporation formed under the laws of the United States or a state thereof (which would likely result in our being subject to U.S. federal corporate income taxation) and to register as an investment company, or to stop all business activities in the United States until such time as the SEC grants an application to register us as an investment company formed under non-U.S. law. It is unlikely that such an application would be granted and, even if it were, requirements imposed by the Investment Company Act, including limitations on our capital structure, our ability to transact business with affiliates and our ability to compensate key employees, could make it impractical for us to continue our business as currently conducted. Our ceasing to qualify for an exemption from registration as an investment company could materially and adversely affect the value of our Class A ordinary shares and our ability to pay dividends in respect of our Class A ordinary shares.

The equity performance awards payable to an affiliate of the Manager may create incentives that are not fully aligned with the interests of our shareholders.
Subject to certain conditions, at the end of each fiscal quarter, an affiliate of the Manager is entitled to a distribution in the form of equity from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The right to Equity Performance Awards may create an incentive for the Manager to make riskier or more speculative asset acquisitions than would be the case absent such Equity Performance Awards. In addition, the Manager may cause us to incur more debt or otherwise use more leverage in connection with asset acquisitions, as generally the use of leverage can increase the rate of return on an investment and therefore our profits. This Equity Performance Awards structure may encourage the Manager to cause us to borrow money to finance additional asset acquisitions or to maintain leverage which poses higher risks for our business when it would otherwise be appropriate to not use such leverage. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our shareholders. In addition, there is no correlation between our profits and the obligation of our board of directors to pay dividends to shareholders. Consequently, you may receive limited or no dividends while an affiliate of the Manager remains entitled to Equity Performance Awards based on our Net Economic Profit. In addition, even though Equity Performance Awards are payable on a portfolio-by-portfolio basis (with portfolios comprised of investments made during sequential two-year periods) in order to reduce the risks that affiliates of the Manager will be paid Equity Performance Awards on individual investments even though our overall portfolio of investments is not performing well, Equity Performance Awards may nevertheless be payable to affiliates of the Manager when our overall portfolio of investments is not performing as well as the individual portfolios that are used as the basis for measuring the Equity Performance Awards.
Our board of directors may make decisions with respect to the cash generated from our operations that may result in no dividends paid to our shareholders.
Our board of directors is under no obligation to pay dividends to our shareholders, and it may decide to use cash to fund asset acquisitions or operations in lieu of paying dividends. We will pay Equity Performance Awards to an affiliate of the Manager based on our Net Economic Profit regardless of whether any dividends are made to our shareholders. Our board’s decisions with respect to our cash may result in no dividends to our shareholders. Furthermore, our board’s decisions with respect to dividends may adversely affect the market price of our Class A ordinary shares. In the event that we generate positive income, but pay limited or no dividends, holders of Class A ordinary shares may, if they have made certain elections for U.S. federal income tax purposes with respect to their Class A ordinary shares, have a tax liability on our income in excess of the actual cash dividends received by such holders. If our board of directors decides to approve limited or no dividends, the primary remedy for holders of Class A ordinary shares will be to sell their at prevailing market prices, including at a loss, which prices may be low due to unfavorable or inconsistent dividends.
The royalties that we acquire may fall outside the biopharmaceutical industry, and any such assets, and the cash flows therefrom, may not resemble the assets in our current portfolio.
We have discretion as to the types of healthcare assets that we may acquire. While we expect the Manager to acquire assets that primarily fall within the biopharmaceutical industry, we are not obligated to do so and may acquire other types of healthcare assets that are peripheral to or outside of the biopharmaceutical industry. Consequently, our asset acquisitions in the future, and the cash flows from such assets, may not resemble those of the assets in our current portfolio. There can be no assurance that assets acquired in the future will have returns similar to the returns expected of the assets in our current portfolio or be profitable at all.
The Manager may be the subject of a change of control resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.
There could be a change of control of the Manager and, in such a case, the new controlling party may have a different philosophy, employ advisory professionals who are less experienced, be unsuccessful in identifying asset acquisition opportunities or have a track record that is not as successful as that of the Manager prior to such a change of control. If the foregoing were to occur, we could experience difficulty in making new asset acquisitions, and the value of our existing assets, our business, financial condition and results of operations could materially suffer.

The Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify the Manager against certain liabilities. As a result, we could experience unfavorable operating results or incur losses for which the Manager would not be liable.
Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder. Under the terms of the Management Agreement, the Manager and its affiliates (including RPI EPA Holdings, LP (“EPA Holdings”)) and their respective officers, directors, stockholders, members, employees, agents and partners, and any other person who is entitled to indemnification (each, an “Indemnitee”) is not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except those resulting from acts constituting fraud, bad faith, willful misconduct, gross negligence (as such concept is interpreted under the laws of the State of New York) and a material breach of the Management Agreement that is not cured in accordance with its terms or a violation of applicable securities laws.
In addition, to the fullest extent permitted by law, we have agreed to indemnify the Indemnitees from and against any and all claims, liabilities, damages, losses, penalties, actions, judgments, costs and expenses (including amounts paid in satisfaction of judgments, in compromises and settlements, as fines and penalties and legal or other costs and reasonable expenses of investigating or defending against any claim or alleged claim) of any nature whatsoever, known or unknown, liquidated or unliquidated that are incurred by any Indemnitee or to which such Indemnitee may be subject by reason of its activities on behalf of us or any of our subsidiaries to the extent that such Indemnitee’s conduct did not constitute fraud, bad faith, willful misconduct, gross negligence (as such concept is interpreted under the laws of the State of New York), material breach of the Management Agreement that is not cured in accordance with the terms of the Management Agreement or a violation of applicable securities laws. As a result, we could experience unfavorable operating results or incur losses for which the Manager would not be liable.
Operational risks may disrupt our businesses, result in losses or limit our growth.
We and the Manager rely heavily on our respective financial, accounting, information and other data processing systems and cloud computing services, as well as those of our current and future collaborators, contractors or consultants. Such systems are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks, unauthorized access, natural disasters, pandemics, such as the current COVID-19 pandemic, terrorism, war and telecommunication and electrical failures. If any of these events occur and such systems do not operate properly or are disabled or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our business, loss of trade secrets or other proprietary information, liability to us, regulatory intervention or reputational damage.
Furthermore, federal, state and international laws and regulations relating to data privacy and protection, such as the European Union’s General Data Protection Regulation, which took effect in May 2018, and the California Consumer Privacy Act, which took effect in January 2020, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts or data privacy and protection compliance efforts fail. In addition, we operate a business that is highly dependent on information systems and technology. Our information systems and technology and that of the Manager may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could adversely affect our business, financial condition and results of operations.
A disaster or a disruption in the public infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could adversely affect our ability to continue to operate our business without interruption. Our disaster recovery programs and those of the Manager may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
In addition, sustaining our growth may require us or the Manager to commit additional management, operational and financial resources to identify new professionals to join the team and to maintain appropriate operational and financial systems to adequately support expansion. Due to the fact that the market for hiring talented professionals is competitive, we may not be able to grow at the pace we desire.

We are subject to the U.K. Bribery Act, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, import and customs laws, trade and economic sanctions laws and other laws governing our operations.
Our operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010 (“Bribery Act”), the U.S. Foreign Corrupt Practices Act of 1977, as amended the (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, and other anti-corruption laws that apply in countries where we do business. The Bribery Act, the FCPA and these other laws generally prohibit us and our employees and intermediaries from authorizing, promising, offering, or providing, directly or indirectly, improper or prohibited payments, or anything else of value, to government officials or other persons to obtain or retain business or gain some other business advantage. Under the Bribery Act, we may also be liable for failing to prevent a person associated with us from committing a bribery offense. We and the marketers of products that generate our royalties operate in a number of jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we participate in collaborations and relationships with third parties whose corrupt or illegal activities could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws, even if we do not explicitly authorize or have actual knowledge of such activities. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.
There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by the United Kingdom, United States or other authorities could also have an adverse impact on our reputation, our business, financial condition and results of operations.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities or our business arrangements with third parties could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices or the business practices of the marketers of products that generate our royalties may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations or the operations of the marketers of products that generate are royalties are found to be in violation of any of these laws or any other governmental regulations, we or marketers of products that generate our royalties may be subject to significant criminal, civil and administrative sanctions, including monetary penalties, damages, fines, disgorgement, individual imprisonment and exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we or marketers of products that generate our royalties become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we or marketers of products that generate our royalties may be required to curtail or restructure operations, any of which could adversely affect our ability to operate our business and our results of operations.
The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

The EU directive on alternative investment fund managers (the “AIFM Directive”) may significantly increase our compliance costs.
The AIFM Directive has been implemented into the national law of the majority of member states of the European Economic Area and the United Kingdom (each an “AIFM state”). The AIFM Directive sets out minimum conditions related to the marketing of interests in alternative investment funds (such as our Class A ordinary shares) in the AIFM states and may impact our ability to attract investors in the AIFM states and may significantly increase our and the Manager’s compliance costs. Such conditions include requirements for us to register with the competent authority in the relevant AIFM in order to market the Class A ordinary shares to investors, state requirements to file periodic reports with the competent authority in the relevant AIFM state and requirements to comply with disclosure and reporting obligations in respect of investors in the relevant AIFM state. Such reports and disclosures may become publicly available. While such conditions are met in relation to the AIFM states where our Class A ordinary shares will be marketed, there can be no guarantee that this will continue to be the case. The AIFM Directive does not, however, prohibit an investor in such AIFM state from subscribing for our Class A ordinary shares at their own initiative in circumstances where such Class A ordinary shares have not been marketed in such AIFM state and we may issue our Class A ordinary shares to such investors, as long as they have provided us and the Manager with representations that they have done so at their own initiative.
In each AIFM state, our Class A ordinary shares may only be offered to investors in accordance with local measures implementing the AIFM Directive. Investors, together with any person making or assisting in the decision to invest in us, who are situated, domiciled or who have a registered office, in an AIFM state where our Class A ordinary shares are not being offered pursuant to private placement rules implementing the AIFM Directive may invest, or effect an investment in our Class A ordinary shares, but only in circumstances where they do so at their own initiative. Any investor acquiring our Class A ordinary shares at their own initiative in such AIFM state should note that as we have not been registered for marketing in that AIFM state, no reports will be filed with the competent authority in the relevant AIFM state by or in respect of us and no investor shall be entitled to receive any disclosure or report that is mandated in respect of an alternative investment fund being marketed pursuant to the AIFM Directive.
Risks Relating to Our Organization and Structure
We are a holding company with no operations and rely on our subsidiaries to provide us with funds necessary to meet our financial obligations and to pay dividends.
We are a holding company with no material direct operations. Our principal asset is our controlling equity interest in RP Holdings. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our ordinary shares. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. If the cash we receive from our subsidiaries pursuant to dividend payments is insufficient for us to fund our obligations, or if a subsidiary is unable to pay dividends to us, provided that we have sufficient distributable profits, our net assets exceed the total of our called-up share capital and distributable reserves and any dividend would not reduce our net assets to less than such total, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets to fund the payment of the dividends. However, there is no assurance that we would be able to raise cash by these means. If the ability of any of our subsidiaries to pay dividends or make other distributions or payments to us is materially restricted by regulatory or legal requirements, bankruptcy or insolvency, or our need to maintain our financial strength ratings, or is limited due to operating results or other factors, it could adversely affect our ability to pay our operating costs and other corporate expenses and we may be unable to, or our board may exercise its discretion not to, pay dividends.
Our structure will result in tax distributions to the owner of the RP Holdings Class C Special Interest.
RP Holdings is treated as a partnership for U.S. federal income tax purposes and has owners that are subject to U.S. federal income taxation. To the extent permitted by applicable law, RP Holdings is required to make cash distributions, or tax distributions, to the owner of the RP Holdings Class C Special Interest, calculated using an assumed tax rate that is generally uniform for all recipients regardless of their tax status. Funds used by RP Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business.

Risks Relating to Our Class A Ordinary Shares
The market price of our Class A ordinary shares may be volatile, which could cause the value of your investment to decline.
The market price of our Class A ordinary shares may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of Class A ordinary shares in spite of our operating performance. In addition to the factors discussed in this Annual Report on Form 10-K, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:
• market conditions in the broader stock market in general, or in our industry in particular; including as a result of impacts of the ongoing COVID-19 pandemic;
• variations in our quarterly operating results or dividends to shareholders;
• additions or departures of key management personnel at the Manager;
• failure to meet analysts’ earnings estimates;
• publication of research reports about our industry;
• third-party healthcare reimbursement policies and practices;
• litigation and government investigations;
• changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
• no results, or projected results, from marketers of products that generate our royalties;
• results from, and any delays to, the clinical trial programs of development-stage product candidates underlying our biopharmaceutical assets or other issues relating to such products, including regulatory approval or commercialization;
• adverse market reaction to any indebtedness that we may incur or securities we may issue in the future;
• changes in market valuations of similar companies or speculation in the press or investment community;
• announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;
• litigation;
• economic and political conditions or events; and
• adverse publicity about us or the industries in which we participate or individual scandals.
These and other factors may cause the market price of and demand for our Class A ordinary shares to fluctuate significantly, which may limit or prevent our existing shareholders from reselling their Class A ordinary shares at or above the purchase price.
The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against public companies. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our Articles of Association provide that the courts of England and Wales will be the exclusive forum for the resolution of all shareholder complaints other than complaints asserting a cause of action arising under the Securities Act and the Exchange Act, and that the U.S. federal district courts will be the exclusive forum for the resolution of any shareholder complaint asserting a cause of action arising under the Securities Act and the Exchange Act.
Our Articles of Association provide that the courts of England and Wales will be the exclusive forum for resolving all shareholder complaints other than shareholder complaints asserting a cause of action arising under the Securities Act and the Exchange Act, and that the U.S. federal district courts will be the exclusive forum for resolving any shareholder complaint asserting a cause of action arising under the Securities Act and the Exchange Act. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. If a court were to find either choice of forum provision contained in our Articles of Association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition.
U.S. investors may have difficulty enforcing civil liabilities against our company, our directors or members of senior management and the experts named herein.
We are a public limited company with our registered office in England and our subsidiaries are incorporated in various jurisdictions, including jurisdictions outside the United States. One of our directors is not a resident of the United States, and a substantial portion of our assets and the assets of this director are located outside the United States. As a result, it may be difficult for investors to effect service of process on this director in the United States or to enforce in the United States judgments obtained in U.S. courts against us or this director based on the civil liability provisions of the U.S. securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of England may render you unable to enforce a judgment against our assets or the assets of our directors and executive officers. In addition, it is doubtful whether English courts would enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom. An award for monetary damages under the U.S. securities laws would likely be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in the United Kingdom will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and the United Kingdom do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. As a result of the above, public holders of our Class A ordinary shares may have more difficulty in protecting their interest through actions against our management, directors or major shareholders than they would as shareholders of a U.S. public company.
The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation and these differences may make our Class A ordinary shares less attractive to investors.
We are incorporated under English law. The rights of holders of our Class A ordinary shares are governed by English law, including the provisions of the Companies Act 2006 (the “U.K. Companies Act”), and by our Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations and these differences may make our Class A ordinary shares less attractive to investors.
The City Code on Takeovers and Mergers (the “Takeover Code”) applies, among other things, to an offer for a public company whose registered office is in the United Kingdom (or the Channel Islands or the Isle of Man) and whose securities are not admitted to trading on a regulated market in the United Kingdom (or the Channel Islands or the Isle of Man) if the company is considered by the Panel on Takeovers and Mergers (the “Takeover Panel”) to have its place of central management and control in the United Kingdom (or the Channel Islands or the Isle of Man). This is known as the “residency test.” The test for central management and control under the Takeover Code is different from that used by the U.K. tax authorities. Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the United Kingdom by looking at various factors, including the structure of our board of directors, the functions of the directors and where they are resident.
If at the time of a takeover offer the Takeover Panel determines that we have our place of central management and control in the United Kingdom, we would be subject to a number of rules and restrictions, including but not limited to the following: (i) our ability to enter into deal protection arrangements with a bidder would be extremely limited; (ii) we might not, without the approval of our shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (iii) we would be obliged to provide equality of information to all bona fide competing bidders.

Given that our central management and control is currently not situated within, and our current intention is not to have it in the future situated within the United Kingdom (or the Channel Islands or the Isle of Man), but to have such management and control situated within the United States, we do not currently envisage that the Takeover Code will apply to an offer for us.
Under English law, and whether or not we are subject to the Takeover Code, an offeror for us that has acquired (i) 90% in value of; and (ii) 90% of the voting rights carried by the shares to which the offer relates may exercise statutory squeeze-out rights to compulsorily acquire the shares of the non-assenting minority. However, if an offer for us is conducted by way of a scheme of arrangement the threshold for the offeror obtaining 100% of Company shares comprises two components (i) approval by a majority in number of each class of Company shareholders present and voting at the shareholder meeting; and (ii) approval of Company shareholders representing 75% or more in value of each class of Company shareholders present and voting at that meeting.
As an English public limited company, certain capital structure decisions will require shareholder approval, which may limit our flexibility to manage our capital structure.
We are a public limited company incorporated under the laws of England and Wales. English law provides that a board of directors may only allot shares (or rights to subscribe for or convert into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and valid for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. We have obtained authority from our shareholders to allot additional shares for a period expiring on May 31, 2025, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). We have obtained authority from our shareholders to disapply preemptive rights for a period expiring on May 31, 2025, which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
English law also generally prohibits a public company from repurchasing its own shares without the prior approval of shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and other formalities. Such approval may be for a maximum period of up to five years.
The United Kingdom’s vote in favor of withdrawing from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the market price of our Class A ordinary shares.
The withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”) took effect on January 31, 2020 (the “Exit Day”). A post-Brexit transition period started on the Exit Day and expired on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement that will apply provisionally after the end of the transition period until it is ratified by the parties to the agreement. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement, with the E.U. expected to formally adopt the agreement in early 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it related to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Notably, under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire EU single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the impact on the regulatory regime with respect to obtaining marketing approval of our development-stage product candidates in the United Kingdom remains unclear. The United Kingdom will no longer be covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products will be required in the United Kingdom. Depending on the outcome of these developments, we could face new regulatory costs and challenges that could adversely affect our operations and the market price of our Class A ordinary shares.

If our Class A ordinary shares are not eligible for deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted.
The facilities of The Depository Trust Company (“DTC”) are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. While our Class A ordinary shares are eligible for deposit and clearing within the DTC system and DTC has agreed to accept our Class A ordinary shares for deposit and clearing within its facilities in certain specified circumstances, DTC will generally have discretion to cease to act as a depository and clearing agency for the Class A ordinary shares, including to the extent that any changes in U.K. law (including changes as a result of the U.K.’s withdrawal from the EU, which could affect the stamp duty or stamp duty reserve tax (“SDRT”) position) change the stamp duty or SDRT position in relation to the Class A ordinary shares. If DTC determined at any time that the shares were not eligible for continued deposit and clearance within its facilities, then we believe the shares would not be eligible for continued listing on a U.S. securities exchange and trading in the shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could adversely affect the market price of our Class A ordinary shares.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public entity, we are subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, as amended (“U.S. Exchange Act”), the requirements of the U.S. Sarbanes-Oxley Act of 2002 (“U.S. Sarbanes-Oxley Act”), and the requirements of the U.K. Companies Act and, if applicable, the Takeover Code. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. We are obligated to file with the SEC annual and quarterly information and other reports that are specified in the Exchange Act, and therefore will need to have the ability to prepare financial statements that are compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which will impose significant compliance obligations upon us. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required, and management’s attention may be diverted from other business concerns.
Our compliance with the requirements under the U.S. Exchange Act, the U.S. Sarbanes-Oxley Act, the U.K. Companies Act and, if applicable, the Takeover Code and the rules and regulations thereunder increases our legal and financial compliance costs and makes some activities more time consuming and costly. These rules and regulations have made it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may in the future be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We may not be able to predict or estimate accurately the amount of additional costs we may incur or the timing of such costs.
Failure to establish and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could adversely affect our business, reputation and the trading price of our Class A ordinary shares.
Prior to our initial public offering, we were not required to comply with the requirements of the U.S. Sarbanes–Oxley Act, including the internal controls evaluation and certification requirements of Section 404 of that statute. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2021, which will be the second annual report that we file with the SEC. We are in the process of addressing our internal controls over financial reporting and are establishing formal policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential effect and linkage of those risks to specific areas and activities within our organization.
Additionally, we have begun the process of documenting our internal controls procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our ongoing evaluation and integration of the internal controls over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review. For example, we anticipate that the Manager will hire additional administrative and accounting personnel to conduct our financial reporting.

Because we do not currently have comprehensive documentation of our internal controls over financial reporting and have not yet tested our internal controls over financial reporting in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls over financial reporting or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls over financial reporting. As a public entity, we are required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our financial reporting could be adversely affected. We may be unable to report our financial information on a timely or reliable basis, which may subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could adversely affect our business and lead to a decline in the trading price of our Class A ordinary shares.
Risks Relating to Taxation
Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The tax treatment of shareholders and us (including the Irish, U.K. and U.S. federal income tax treatment) depends in some instances on determinations of fact and interpretations of complex provisions of applicable tax law for which no clear precedent or authority may be available. You should be aware that our tax position is not free from doubt, and that applicable tax rules are generally subject to ongoing review by legislative and administrative bodies and relevant tax authorities, as well as by the Organization for Economic Co-operation and Development (“OECD”), which is continuously considering recommendations for changes to existing tax rules. These review processes could result in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. The present tax treatment of an investment in our Class A ordinary shares and of our operations may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. No ruling will be sought from the relevant tax authority regarding any of the tax issues discussed herein, and no assurance can be given that the relevant tax authorities will not challenge any of our tax positions and that such challenge would not succeed. If any such position is successfully challenged, our tax liabilities could materially increase, which would have an adverse effect on our profitability, cash flows and the value of our Class A ordinary shares.
There have been significant changes both made and proposed to international tax laws that increase the complexity, burden and cost of tax compliance for all multinational groups. We expect to continue to monitor these and other developments in international tax law.
We expect to be classified as a passive foreign investment company for U.S. federal income tax purposes, which could subject U.S. holders of our Class A ordinary shares to adverse U.S. federal income tax consequences.
We expect to be classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. A foreign corporation is generally a PFIC if either at least 75% of its gross income is “passive income,” or 50% of the gross value of its assets is attributable to assets that produce, or are held for the production of, passive income. We generally expect that our income, which consists primarily of passive income, and our assets, which consist primarily of assets that produce passive income, will satisfy these tests and result in our treatment as a PFIC for the current taxable year and any future taxable year. U.S. holders of our Class A ordinary shares who do not make a qualified electing fund (“QEF”) election with respect to us or a mark-to-market election with respect to our Class A ordinary shares will be subject to potentially material adverse tax consequences, including (i) the treatment of any gain on disposition of our Class A ordinary shares as ordinary income and (ii) the application of a deferred interest charge on such gain and the receipt of certain distributions on our Class A ordinary shares. In addition, regardless of whether a QEF or mark-to-market election is made with respect to us, a U.S. holder of our Class A ordinary shares will be required to file an annual report on IRS Form 8621 containing such information with respect to its interest in a PFIC as the IRS may require. Failure to file IRS Form 8621 for each applicable taxable year may result in substantial penalties and result in the U.S. holder’s taxable years being open to audit by the IRS until after such Forms are properly filed. Further, if we are a PFIC for any taxable year during which a U.S. holder holds our Class A ordinary shares, we generally would continue to be treated as a PFIC with respect to that U.S. holder for all succeeding years during which the U.S. holder holds our Class A ordinary shares, even if we ceased to meet the threshold requirements for PFIC status, unless the U.S. holder makes a special “purging” election on IRS Form 8621. The effect of these adverse tax consequences could be materially adverse to you.

If you are a U.S. holder and make a valid, timely QEF election for us, the potentially adverse tax consequences discussed above may be mitigated, but you could still recognize taxable income in a taxable year with respect to our Class A ordinary shares in excess of any distributions that we make to you in that year, thus giving rise to so-called “phantom income” and to a potential tax liability in excess of actual cash received. In addition, U.S. holders will also need to make the QEF election with respect to any PFIC owned by us in order to avoid being subject to the adverse tax consequences described above. We expect to provide information to all electing shareholders needed to comply with the QEF election, including with respect to any of our subsidiaries that may be classified as a PFIC. However, no assurance can be given that we will be able to provide information necessary to make QEF elections with respect to any subsidiary that is a PFIC and that we will not control. As a result, even if a U.S. holder validly makes a timely QEF election with respect to our Class A ordinary shares, the U.S. holder may continue to be subject to the adverse tax consequences described above with respect to its indirect interest in any of our subsidiaries that are PFICs and that we will not control. U.S. holders should consult their tax advisors as to the availability and desirability of a QEF election, as well as the impact of such election on interests in any lower-tier PFICs.
If you are a U.S. holder and make a valid, timely mark-to-market election with respect to our Class A ordinary shares, you will recognize as ordinary income or loss in each year that we are a PFIC an amount equal to the difference between your basis in our Class A ordinary shares and the fair market value of the Class A ordinary shares, thus also possibly giving rise to phantom income and a potential tax liability in excess of actual cash received. Ordinary loss generally is recognized only to the extent of net mark-to-market gains previously included in income. U.S. holders should also be aware that there is no provision in the U.S. Internal Revenue Code, Treasury regulations or other published authority that would allow them to make the mark-to-market election with respect to any of our subsidiaries that are PFICs (because shares in such subsidiaries are not expected to be publicly traded), potentially rendering such election less beneficial to U.S. holders than the QEF election.
Distributions that we pay to individual and other non-corporate U.S. holders will not be eligible for taxation at reduced rates, which could potentially adversely affect the value of your Class A ordinary shares.
Distributions made to non-corporate U.S. holders will not be eligible for taxation at reduced tax rates generally applicable to dividends paid by certain U.S. corporations and “qualified foreign corporations” because of our expected status as a PFIC. The more favorable rates applicable to qualifying corporate dividends could cause individuals to perceive investment in our Class A ordinary shares to be relatively less attractive than investment in the shares of other corporations, and this perception could adversely affect the value of our Class A ordinary shares.
We could be liable for significant taxes due to changes in our eligibility for certain income tax treaty benefits or challenges to our tax positions with respect to the application of income tax treaties.
Our subsidiaries expect to receive revenue from both U.S. and non-U.S. sources. We expect that our subsidiaries generally will be eligible for benefits under the applicable income tax treaties between Ireland and the jurisdictions where income is sourced. However, no assurances can be provided in this regard, and it is possible that a taxing authority could successfully assert that any of our subsidiaries does not qualify for treaty benefits as a result of its failure to satisfy the applicable requirements to be eligible to claim treaty benefits. If a taxing authority were to challenge our position regarding the application of an applicable income tax treaty, we could become subject to increased withholding taxes, and such taxes could be significant.

Specifically, with respect to certain U.S.-source income, we expect that our subsidiaries will be eligible for benefits under the U.S.-Ireland income tax treaty (the “Treaty”), and, under that Treaty, will not be subject to any U.S. withholding taxes on such U.S.-source payments. Our current treaty position with respect to U.S.-source payments relies in part on U.S. citizens or tax residents (as defined for purposes of the Treaty) owning, directly or indirectly, at least 50% of the beneficial interest in, or at least 50% of the aggregate vote and value of, each of our subsidiaries that earns U.S.-source income. Our treaty position is based on the current U.S. status of the majority of the existing indirect investors in RP Holdings and Old RPI. Subject to certain exceptions, the existing indirect U.S. investors in RP Holdings have the right to exchange their interests for our publicly traded Class A ordinary shares. Such publicly traded Class A ordinary shares could be further transferred on the public market to other persons. Therefore, it is possible that over time U.S. persons will own indirectly in the aggregate less than 50% of the interests in our subsidiaries. We currently expect that our Class A ordinary shares and other existing indirect interests in RP Holdings and Old RPI in the aggregate will continue to be owned in sufficient amount by U.S. citizens or tax residents, and that we will be able to establish such ownership, for purposes of satisfying the 50% ownership requirement under the Treaty. However, there is no assurance that RP Holdings and Old RPI will continue to be owned directly or indirectly by sufficient U.S. citizens or residents or that we will be able to establish to the IRS’ satisfaction such ownership for purposes of satisfying the 50% U.S. ownership requirement under the Treaty. It is possible that if the indirect U.S. ownership in our subsidiaries becomes lower than 50% (or we cannot establish such ownership) we may in the future be able to qualify for another applicable exemption from U.S. withholding under the Treaty, but there can be no assurance in this regard. A substantial portion of our revenue is, and is expected to continue to be, derived from U.S.-source royalties. Therefore, if our subsidiaries failed to qualify for an exemption from U.S. withholding tax under the Treaty (by satisfying either the 50% U.S. ownership requirement or an alternative Treaty exemption) and such royalties were subject to a 30% U.S. withholding tax, our financial position and profitability, and the value of your investment in our Class A ordinary shares could be materially and adversely affected.
Furthermore, on August 25, 2016, the Irish Department of Finance announced that, in the context of the publication by the United States Treasury Department of a revised U.S. Model Income Tax Convention in February 2016, discussions have begun with the United States Treasury on updating certain elements of the Treaty. It is at this time not clear what elements of the Treaty may be updated, or when any such updates would go into effect. However, certain elements of the revised U.S. Model Income Tax Convention could, if included in an update to the Treaty, result in our subsidiaries being unable to qualify for the benefits of the Treaty or eliminate or reduce the benefits of the Treaty that otherwise would have been available to us. If our subsidiaries are unable to qualify for the benefits of the Treaty, or if any benefits of the Treaty that otherwise would have been available to us are eliminated or reduced, then all or a portion of our income may become subject to increased withholding taxes, and such taxes could be very significant and materially and adversely affect our financial position, profitability and cash flows.
If we were to become subject to increased withholding taxes, we potentially could reorganize Royalty Pharma plc and/or RPI and its wholly-owned subsidiaries, but no assurance can be provided that any such reorganization transaction could be implemented without triggering any taxable gains to us and/or our shareholders, and such taxable gains could be material.
We could be liable for significant U.S. taxation if our subsidiaries are considered to be engaged in a U.S. trade or business.
In general, if a foreign corporation, such as Royalty Pharma plc, is considered to be engaged in a U.S. trade or business, such corporation’s share of any income that is effectively connected with such U.S. trade or business will be subject to regular U.S. federal income taxation (currently imposed at a maximum rate of 21%) on a net basis and, potentially, an additional 30% U.S. “branch profits” tax on distributions attributable to income that is effectively connected with such U.S. trade or business. In addition, it is possible that such corporation could be subject to taxation on a net basis by state or local jurisdictions within the United States. We intend to conduct our activities, through our subsidiaries, such that no income realized by us will be effectively connected with the conduct of a U.S. trade or business or otherwise subject to regular U.S. federal income taxation on a net basis. If we are able to conduct our activities in this way, income or gains realized by us will not be subject to U.S. net federal income taxation. However, no assurance can be provided in this regard. The proper characterization of our income and gains for U.S. tax purposes is not certain, and it is possible that all or a portion of our income and gains could be characterized as income that is “effectively connected” with the conduct of a U.S. trade or business. If our income and gains were characterized as effectively connected with a U.S. trade or business, we would be subject to significant U.S. taxes plus interest and possible penalties, and our financial position, cash flows and profitability could be materially and adversely affected.

Transfers of our Class A ordinary shares outside DTC may be subject to stamp duty or SDRT, in the U.K., which would increase the cost of dealing in our Class A ordinary shares.
Except for Class A ordinary shares received by a holder deemed to be an affiliate of us for purposes of U.S. securities laws, our Class A ordinary shares have been issued to a nominee for DTC, and corresponding book-entry interests credited in the facilities of DTC. On the basis of current law, no charges to U.K. stamp duty or SDRT are expected to arise on the issue of Class A ordinary shares into DTC’s facilities or on transfers of book-entry interests in Class A ordinary shares within DTC’s facilities and you are strongly encouraged to hold your Class A ordinary shares in book-entry form through the facilities of DTC.
A transfer of title in the Class A ordinary shares from within the DTC system to a purchaser out of DTC and any subsequent transfers that occur entirely outside the DTC system, will generally result in a charge to stamp duty at a rate of 0.5% (rounded up to the nearest £5) of any consideration, which is payable by the transferee of the ordinary shares. Any such duty must be paid (and the relevant transfer document, if any, stamped by HM Revenue & Customs) before the transfer can be registered in our company books. However, if those Class A ordinary shares are redeposited into DTC, the redeposit will generally attract stamp duty or SDRT at the rate of 1.5% to be paid by the transferor.
We have put in place arrangements to require that our Class A ordinary shares held in certificated form or otherwise outside the DTC system cannot be transferred into the DTC system until the transferor of the Class A ordinary shares has first delivered the ordinary shares to a depositary specified by us so that stamp duty (and/or SDRT) may be collected in connection with the initial delivery to the depositary. Any such ordinary shares are evidenced by a receipt issued by the depositary. Before the transfer can be registered in our books, the transferor will also be required to put funds in the depositary to settle the resultant liability to stamp duty (and/or SDRT), which will be charged at a rate of 1.5% of the value of the shares.
We expect to operate, and expect that RP Holdings will operate, so as to be treated solely as a resident of the U.K. for tax purposes, but changes to our management and organizational structure and/or to the tax residency laws of other jurisdictions where we operate may cause the relevant tax authorities to treat us or RP Holdings as also being a resident of another jurisdiction for tax purposes.
Under current U.K. tax law, a company that is incorporated in the U.K. is regarded as resident for tax purposes in the U.K. unless (i) it is concurrently treated as resident for tax purposes in another jurisdiction (applying the rules of that other jurisdiction for determining tax residency) that has a double tax treaty with the U.K. and (ii) there is a residency tie-breaker provision in that tax treaty which allocates tax residence to that other jurisdiction.
Based upon our anticipated management and organizational structure, we believe that we and RP Holdings should be regarded as tax resident solely in the U.K. However, because this analysis is highly factual and may depend on future changes in our management and organizational structure, as well as future changes in the tax residency laws of other jurisdictions where we operate, there can be no assurance regarding the determination of our tax residence in the future.
As U.K. tax resident companies, we and RP Holdings will be subject to U.K. corporation tax on our worldwide taxable profits and gains. Should we (or RP Holdings) be treated as resident in a jurisdiction other than the U.K., we (or RP Holdings, as applicable) could be subject to taxation in that jurisdiction and may be required to comply with a number of material and formal tax obligations, including withholding tax and/or reporting obligations provided under the relevant tax law, which could result in additional costs and expenses.
We believe that we should not be subject to material U.K. corporation tax in respect of certain profits of our non-U.K. tax resident subsidiaries as a result of the U.K.’s “controlled foreign companies” rules but it cannot be guaranteed that this will continue to be the case.
As U.K. tax resident companies, we and RP Holdings will be subject to the U.K.’s “controlled foreign companies” rules (the “U.K. CFC Rules”). The U.K. CFC Rules, broadly, can impose a charge to U.K. tax on U.K. tax resident companies that have, alone or together with certain other persons, interests in a non-U.K. tax resident company (the “Controlled Foreign Company”) which is controlled by a U.K. person or persons. The charge under the U.K. CFC Rules applies by reference to certain types of chargeable profit arising to the Controlled Foreign Company, whether or not that profit is distributed, subject to specific exemptions. The types of profits of a Controlled Foreign Company that can potentially be subject to a U.K. corporation tax charge under the U.K. CFC Rules include business profits of the Controlled Foreign Company that are attributable to assets or risks that are managed by activities in the U.K., or certain finance profits of the Controlled Foreign Company that arise from capital or other assets contributed, directly or indirectly, to the Controlled Foreign Company from a connected U.K. tax resident company.

Certain non-U.K. entities in which we hold a greater than 25% interest, including RPI (which is Irish tax resident) and Old RPI (which is Irish tax resident and which is held indirectly by us through our participation in RP Holdings), will be Controlled Foreign Companies for U.K. tax purposes. We and RP Holdings will therefore be required to apply the CFC Rules in respect of our direct and indirect interests in these entities on an ongoing basis. We do not expect material U.K. corporation tax charges to arise under the U.K. CFC Rules in respect of our royalty assets or our financing arrangements, however no assurances can be given that this will continue to be the case. The U.K. CFC Rules are highly complex and fact-dependent, and changes to, or adverse interpretations of, these rules, or changes in the future activities of RPI or other non-U.K. companies in which we hold an interest, directly or indirectly, may alter this position and could impact our group’s effective tax rate.
We believe that dividends received by us and RP Holdings should be exempt from U.K. corporation tax, but it cannot be guaranteed that this will continue to be the case.
U.K. tax resident companies are subject to U.K. corporation tax on receipt of dividends or other income distributions in respect of shares held by them, unless those dividends or other distributions fall within an exempt class. We believe that dividends received by us from RP Holdings, and dividends received by RP Holdings from RPI, should fall within such an exempt class and therefore should not be subject to U.K. corporation tax. However, a number of conditions must be met in order for such dividends to qualify for this tax exemption, including (in respect of dividends paid by RPI, which are tax resident in Ireland) conditions relating to the application of Irish tax law. As such, it cannot be guaranteed that these conditions for the U.K. tax exemption in respect of distributions will continue at all times to be satisfied. If distributions received by us or by RP Holdings were not to fall within an exempt class, such distributions would likely be subject to U.K. corporation tax at the then prevailing corporation tax rate.
Even where distributions fall within an exempt class, certain anti-avoidance and recharacterization rules may also apply. For instance, if RPI were to constitute an “offshore fund” for U.K. tax purposes that has at any time in an accounting period more than 60% by market value of its investments in debt securities, money placed at interest (other than cash awaiting investment), certain contracts for differences, or in holdings in other offshore funds with, broadly, more than 60% of their investments similarly invested, RP Holdings’ shareholding in RPI may be subject to U.K. corporation tax as a deemed “loan relationship”, with the result that dividends received by RP Holdings from RPI could be subject to U.K. tax as deemed interest and RP Holdings may be subject to U.K. corporation tax on increases in the fair market value of its shareholding in RPI. The term “offshore fund” is defined for U.K. tax purposes through a characteristics-based approach and, broadly, can include arrangements constituted by a non-U.K. resident body corporate in which a reasonable investor would expect to be able to realize their investment entirely, or almost entirely, by reference to net asset value. We believe and have been advised that RP Holdings’ shareholding in RPI should not fall within these rules, however no guarantee can be offered that this will continue to be the case. Changes to, or adverse interpretations of, the offshore funds rules, or changes in the nature of our investments, may alter this position and could impact our group’s effective rate.

General Risk Factors

Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.
We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We have been subject to these attacks in the past and expect to be subject to them in the future. There can be no assurance that we will be successful in preventing cyber-attacks or mitigating their effects. Any cyber-attack or destruction or loss of data could adversely affect our business. In addition, we may suffer reputational harm or face litigation as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
Changes in the application of accounting standards issued by the U.S. Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.
Our financial statements are prepared in accordance with U.S. GAAP, which are periodically revised, interpreted and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies. It is possible that future accounting standards we are required to adopt may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Such changes could adversely affect our financial condition and results of operations.

The current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other highly infectious or contagious diseases, could materially and adversely affect our results of operations, financial condition and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.
The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on us due to, among other factors:
• a general decline in business activity;
• the destabilization of the markets could negatively impact our partners in the biopharmaceutical industry and the sales of products generating our royalties;
• difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;
• the potential negative impact on the health of our Manager’s highly qualified personnel, especially if a significant number of them are impacted;
• a deterioration in our ability to ensure business continuity during a disruption;
• interruptions, shortages, delivery delays and potential discontinuation of supply to our partners, which could (i) delay the clinical trials of the development-stage product candidates underlying our assets and result in a loss of our market share for products generating our royalties or development-stage product candidates underlying our assets, if approved, and (ii) hinder our partners’ ability to timely distribute products generating our royalties and satisfy customer demand;
• travel restrictions, shelter-in-place policies or restrictions and other disruptions, which could cause or continue to cause delays and other direct impacts at our partners’ manufacturing sites, which could impact the ability of our partners to manufacture development-stage product candidates underlying our biopharmaceutical assets and products generating our royalties; and
• potential interruptions to our partners’ clinical trial programs of development-stage product candidates underlying our biopharmaceutical assets, including: (i) the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns; (ii) changes in hospital or research institution policies or government regulations, which could delay or adversely impact our partners’ ability to conduct their clinical trials; and (iii) pauses to or delays of trial procedures (particularly any procedures that may be deemed non-essential), patient dosing, shipment of our partners’ development-stage product candidates, distribution of clinical trial materials, study monitoring, site inspections and data analysis due to reasons related to the pandemic, each of which could cause or continue to cause a disruption or delay to the development or the approval of development-stage product candidates underlying our biopharmaceutical assets.
The rapid development and fluidity of this situation makes it impossible to predict the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty which could adversely affect our results of operations, financial condition and cash flows.

Legal claims and proceedings could adversely affect our business.
We may be subject to a wide variety of legal claims and proceedings. Regardless of their merit, these claims can require significant time and expense to investigate and defend. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters. The resolution of, or increase in the reserves taken in connection with, one or more of these matters could adversely affect our business, financial condition and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

Our executive offices are located at 110 East 59th Street, New York, NY 10022, and are provided by the Manager. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.         LEGAL PROCEEDINGS

From time to time, we or the Manager may be a party to various claims, charges and litigation matters arising in the ordinary course of business. Management and legal counsel regularly review the probable outcome of such proceedings. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not adversely affect our business, financial condition or results of operations.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A ordinary shares are traded in the Nasdaq Global Select Market under the symbol “RPRX”. Our Class B ordinary shares are not listed on any stock exchange nor traded on any public market. As of February 24, 2021, there were 5 shareholders of record of our Class A ordinary shares and 2 shareholders of record of our Class B ordinary shares. The number of record holders does not include persons who held our Class A ordinary shares in nominee or “street name” accounts through brokers or other institutions on behalf of shareholders.

Use of Proceeds

On June 15, 2020, our registration statement on Form S-1 (File No. 333-238632), as amended, was declared effective by the SEC for our Initial Public Offering (“the IPO”) of our Class A ordinary shares. There has been no material change in the planned use of proceeds from our IPO as described in the prospectus relating to the offering.

Dividends

Subsequent to our IPO, we declared and paid two quarterly cash dividends for an aggregate amount of $112.5 million, or $0.15 per share to holders of our Class A ordinary shares during the year ended December 31, 2020. Future dividends are subject to declaration by the Board of Directors. To the extent approved and payable, we intend to pay dividends on or about March 15, June 15, September 15 and December 15 to holders of record on or about the twentieth day of each such prior month.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Stock Performance Graph

The graph below compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, on our Class A ordinary shares, the Standard & Poor’s 500 Index (“S&P 500”) and the Nasdaq Composite Index (“Nasdaq Composite”). The graph assumes an initial investment of $100 in our Class A ordinary shares at the market close on June 16, 2020, which was our initial trading day and its relative performance is tracked through December 31, 2020. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A ordinary shares.

The above performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

Recent Sales of Unregistered Securities

The following is a description of all securities sold or issued by the predecessors to the registrant in 2020. No underwriters were involved in these sales. There was no general solicitation of investors or advertising, and we did not pay or give, directly or indirectly, any commission or other remuneration, in connection with the offering of these shares.

On February 6, 2020, RPI US Partners 2019, LP and RPI International Partners 2019, LP formed Royalty Pharma Ltd., a private limited company organized under the laws of England and Wales (“RP Ltd.”), which issued one Class B ordinary share and one Class R redeemable share to each of RPI US Partners 2019, LP and RPI International Partners 2019, LP in exchange for a nominal capital contribution. On February 10, 2020, RP Ltd. formed RP Holdings, which issued one Class A ordinary share to RP Ltd. in exchange for a nominal capital contribution. In connection with our IPO, each of RPI US Partners 2019, LP and RPI International Partners 2019, LP transferred their shares of Royalty Pharma Investments 2019 ICAV to RP Holdings in exchange for the issuance by RP Holdings of 226,704,600 and 308,678,380 Class B shares (or depository receipts representing such shares), respectively, to each of RPI US Partners 2019, LP and RPI International Partners 2019, LP and one Class C ordinary share to EPA Holdings.

On March 25, 2020, RPI US Partners 2019, LP and RPI International Partners 2019, LP each subscribed for an aggregate of 24,999 Class R redeemable shares of RP Ltd. for an aggregate purchase price of £24,999. On April 22, 2020, RP Ltd. was re-registered as Royalty Pharma plc.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the
Securities Act in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof.

Issuer Purchases of Equity Securities

None.

Item 6.         SELECTED FINANCIAL DATA

We have elected to voluntarily comply with Item 301, as amended in a final rule issued by the SEC which is effective for filings on or after February 10, 2021, and eliminate the Selected Financial Data section.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition, cash flows and other changes in financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Special Note Regarding Forward-Looking Statements and the section titled “Risk Factors” in Part I, Item 1A.

Royalty Pharma plc is an English public limited company incorporated under the laws of England and Wales that was created for the purpose of consolidating our predecessor entities and facilitating the IPO of our Class A ordinary shares that was completed in June 2020. “Royalty Pharma,” “Royalty Pharma Investments,” “RPI,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. After the consummation of the Exchange Offer Transactions (as defined below) and execution of the New Management Agreement (as defined below) (collectively, the “Reorganization Transactions”) in February 2020 and before the consummation of the IPO, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments 2019 ICAV. Prior to the Reorganization Transactions, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments, an Irish Unit Trust (“Old RPI”).

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 45 commercial products, including AbbVie and J&J’s Imbruvica, Astellas and Pfizer’s Xtandi, Biogen’s Tysabri, Gilead’s HIV franchise, Merck’s Januvia, Novartis’ Promacta, Vertex’s Kalydeco, Orkambi, Symdeko and Trikafta, and five development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

Our capital-efficient business model enables us to benefit from many of the most attractive characteristics of the biopharmaceutical industry, including long product life cycles, significant barriers to entry and noncyclical revenues, but with substantially reduced exposure to many common industry challenges such as early stage development risk, therapeutic area constraints, high research and development costs, and high fixed manufacturing and marketing costs. We have a highly flexible approach that is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties on the most attractive therapies across the biopharmaceutical industry.

We classify our royalty acquisitions by the approval status of the therapy at the time of acquisition:

•Approved Products – We acquire royalties in approved products that generate predictable cash flows and may offer upside potential from unapproved indications. Since inception in 1996 through 2020, we have deployed $13.2 billion of cash to acquire royalties on approved products. From 2012 through 2020, we have acquired $8.4 billion of royalties on approved products.

•Development-Stage Product Candidates – We acquire royalties on development-stage product candidates that have demonstrated strong clinical proof of concept. From 2012, when we began acquiring royalties on development-stage product candidates, through 2020, we have deployed $7.0 billion to acquire royalties on development-stage product candidates.

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

Background and Format of Presentation

In connection with our IPO, we consummated an exchange offer on February 11, 2020 (the “Exchange Date”). Through the exchange offer, investors representing 82% of the aggregate limited partnership in the various partnerships owned by Old RPI (the “Legacy Investors Partnerships”), exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP, a Delaware limited partnership, RPI International Holdings 2019, LP, (together, the “Continuing Investors Partnerships”). The exchange offer transaction together with (i) the concurrent incurrence of indebtedness under a new credit facility and (ii) the issuance of additional interests in Continuing Investors Partnerships to satisfy performance payments payable in respect of assets acquired prior to the date of the IPO are referred to as the “Exchange Offer Transactions.”

Following our IPO, we operate and control the business affairs of Royalty Pharma Holdings Ltd, (“RP Holdings”) through our controlling ownership of RP Holdings’ Class A ordinary shares and RP Holdings’ Class B ordinary shares (the “RP Holdings Class B Interests”). We include RP Holdings and its subsidiaries in our consolidated financial statements. RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV, which is an Irish collective asset management entity formed to facilitate our Exchange Offer Transactions.

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

The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish Unit trust. From the Exchange Date until the expiration of the Legacy Investors Partnerships’ investment period on June 30, 2020 (“the Legacy Date”), the Legacy Investors Partnerships had the option to participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI has ceased making new investments and each of Old RPI and the Legacy Investors Partnerships became legacy entities. Following the Legacy Date, we have made and will continue to make new investments solely through our wholly-owned subsidiaries, including RPI Intermediate FT.

Following management’s determination that a high degree of common ownership exists in RPI both before and after the Exchange Date, RPI recognized Old RPI’s assets and liabilities at the carrying value reflected on Old RPI’s balance sheet as of the Exchange Date. Old RPI is our predecessor for financial reporting purposes. The references in the following discussion to all periods ending on and prior to December 31, 2019 refer to the financial results of Old RPI for the same periods.

Understanding Our Financial Reporting

In accordance with generally accepted accounting principles in the United States (“GAAP”), most of the royalties we acquire are treated as investments in cash flow streams and are thus classified as financial assets. These investments have yield components that most closely resemble loans measured at amortized cost under the effective interest method accounting methodology. Under this accounting methodology, we calculate the effective interest rate on each financial royalty asset using a forecast of the expected cash flows to be received over the life of the financial royalty asset relative to the initial acquisition price. The yield, which is calculated at the end of each reporting period and applied prospectively, is then recognized via accretion into our income at the effective rate of return over the expected life of the financial royalty asset.

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

As a result of the non-cash charges associated with applying the effective interest method accounting methodology, our income statement activity in respect of many of our royalties can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise royalty, which was classified as a financial royalty asset. Beginning in the second quarter of 2015, declines in near-term sales forecasts of sell-side equity research analysts caused us to build up a provision for this financial royalty asset. Over the course of 10 quarters, we recognized non-cash charges to the income statement as a result of these changes in forecasts, ultimately accumulating a peak cumulative non-cash provision of $1.30 billion by September 30, 2017, including non-cash provision expense of $743.2 million in 2016 related to this financial royalty asset. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus forecasts increased to reflect the larger addressable market and the increase in the expected duration of the Trikafta royalty. While small reductions in the cumulative provision for the cystic fibrosis franchise were recognized in 2017 and 2018, there remained a $1.10 billion cumulative provision balance that was fully offset by a $1.10 billion credit to the provision in 2019 as a result of an increase in sell-side equity research analysts’ consensus forecasts associated with the Trikafta approval. This example illustrates the volatility caused by our accounting model. Therefore, management believes investors should not look to income from royalties or the associated provision for changes in future cash flows as a measure of our near-term financial performance or as a source for predicting future income or growth trends.

Our operations have historically been financed primarily with cash flows generated by our royalties. Due to the nature of our accounting methodology for our financial royalty assets, there is no direct correlation between our income from royalties and our royalty cash receipts. As noted above, income from such royalties is measured at amortized cost under the effective interest method accounting methodology. Given the importance of cash flows to management’s operation of the business and their predictability, management uses royalty receipts as the primary measure of our operating performance. Royalty receipts refer to the summation of the following line items from our GAAP Statement of Cash Flows: Cash collections from financial royalty assets, Cash collections from intangible royalty assets, Other royalty cash collections and Distributions from non-consolidated affiliates (which line item is included in both Net cash provided by operating activities and Net cash used in investing activities).

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

Portfolio Overview

Our portfolio consists of royalties on more than 45 marketed therapies and five development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, oncology, neurology, infectious disease, cardiology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty cash receipts for the years ended December 31, 2020, 2019 and 2018 grouped by Growth Products and Mature Products. “Growth Products” are defined as royalties with a duration beyond December 31, 2020. We define all other royalties as “Mature Products.”

			Royalty receipts
(in thousands)			Years Ended December 31,
	Marketer	Therapeutic area	2020	2019	2018
Growth Products
Cystic fibrosis franchise (1)	Vertex	Rare disease	$551,338	$424,741	$224,214
Tysabri	Biogen	Neurology	345,845	332,816	338,697
Imbruvica	AbbVie/Johnson & Johnson	Cancer	322,071	270,558	209,171
HIV franchise (2)	Gilead, others	Infectious disease	293,808	262,939	224,321
Xtandi	Pfizer, Astellas	Cancer	146,374	120,096	105,958
Januvia, Janumet, Other DPP-IVs (3)	Merck, others	Diabetes	143,754	143,298	106,689
Promacta	Novartis	Hematology	143,741	86,266	—
Farxiga/Onglyza	AstraZeneca	Diabetes	25,004	—	—
Prevymis	Merck	Infectious disease	21,492	—	—
Emgality	Eli Lilly	Neurology	9,529	2,440	—
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	9,454	—	—
Erleada	Johnson & Johnson	Cancer	7,876	2,683	—
IDHIFA	Celgene, Bristol-Myers Squibb	Cancer	6,111	—	—
Trodelvy	Gilead	Cancer	3,031	—	—
Nurtec ODT	Biohaven	Neurology	667	—	—
Tazverik	Epizyme	Cancer	522	—	—
Evrysdi	Roche	Neurology	273	—	—
Other Growth Products (4)			246,545	205,043	192,241
Total Royalty Receipts - Growth Products			$2,277,435	$1,850,880	$1,401,291

Mature Products
Tecfidera (5)	Biogen	Neurology	$—	$150,000	$750,000
Letairis	Gilead	Cardiology	40,170	112,656	130,078
Lyrica	Pfizer	Neurology	22,850	128,246	126,916
Remicade	Johnson & Johnson, Merck	Immunology	—	6,068	121,055
Humira	AbbVie	Immunology	—	—	499,055
Other mature products (6)			3,944	21,047	45,450
Total Royalty Receipts - Mature Products			$66,964	$418,017	$1,672,554

(1) The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2) The HIV franchise includes the following approved products: Atripla, Truvada, Emtriva, Complera, Stribild, Genvoya, Descovy, Odefsey, Symtuza and Biktarvy. Royalties are received on the emtricitabine portion of sales only.
(3) Januvia, Janumet, Other DPP-IVs include the following approved products: Tradjenta, Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by Boehringer Ingelheim, AstraZeneca, Novartis and Takeda.
(4) Other Growth Products include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Cimzia, Conbriza/Fablyn/Viviant, Entyvio, Lexiscan, Mircera, Myozyme, Nesina, Priligy and Soliqua. Other Growth Products for 2020 also include contributions from the Legacy SLP Interest, a payment from Biohaven in respect of an expired option to exercise additional funding of the Biohaven Series A Preferred Shares which is presented as Proceeds from available for sale debt securities on the Statement of Cash Flows, and a distribution from Avillion in respect of the Merck KGaA Asset, for which development ceased in 2020, and for which the receipt is presented as Distributions from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows.
(5) Receipts from Tecfidera milestone payments are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows.
(6) Other Mature Products primarily include royalties on the following products: Prezista, Rotateq and Thalomid.

Financial Overview

Financial highlights

•Net cash provided by operating activities totaled $2.0 billion, $1.7 billion and $1.6 billion for the years ended December 31, 2020, 2019 and 2018, respectively. Net cash provided by operating activities is the closest comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $1.8 billion, $2.1 billion and $2.8 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $1.6 billion, $2.0 billion and $2.7 billion for the years ended December 31, 2020, 2019 and 2018, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $1.5 billion, $1.6 billion and $2.4 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

Understanding Our Results of Operations

In connection with our IPO, Royalty Pharma plc became a holding company whose principal asset is a controlling equity interest in RP Holdings, which is the sole equity owner of Royalty Pharma Investments 2019 ICAV, an entity that is included in our consolidated financial statements. We report non-controlling interests related to four minority interests in our subsidiaries held by third parties.

1.     The first minority interest is attributable to the Legacy Investors Partnerships’ 18% ownership interest in Old RPI. The value of this non-controlling interest will decline over time as the assets in Old RPI expire.
2.     The second minority interest is attributable to the RP Holdings Class C Special Interests held by EPA Holdings, an affiliate of the Manager. Income will not be allocated to this non-controlling interest until certain conditions are met, which we do not expect to occur for several years.
3.     The third minority interest is attributable to the RP Holdings Class B Interests held indirectly by the Continuing Investors, which represent an approximate 36% ownership interest in RP Holdings as of December 31, 2020 and are exchangeable for Class A ordinary shares. The value of this non-controlling interest will decline over time if the investors who indirectly own the RP Holdings Class B Interests exchange those shares for our Class A ordinary shares.
4.     The fourth minority interest is attributable to a de minimis interest in RPCT held by certain legacy investors as a result of a 2011 reorganization transaction that created a prior legacy entity. The value of this non-controlling interest will decline over time as the assets in RPCT expire and is expected to be substantially eliminated by the end of 2022.

The fourth non-controlling interest related to ownership in RPCT held by Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), is the only non-controlling interest that existed prior to the Reorganization Transactions and is reflected in our historical financial statements for periods through December 31, 2019 and discussed in this MD&A. The non-controlling interest related to the Legacy Investors Partnerships’ 18% ownership interest in Old RPI exists from the Exchange Date and is reflected in our financial statements from the first quarter of 2020. The other two non-controlling interests are reflected in our financial statements from and after the date of our IPO. All of the results of operations of RP Holdings, Old RPI and RPCT are consolidated into our financial statements.

Following the IPO, EPA Holdings is entitled to receive Equity Performance Awards through its RP Holdings Class C Special Interests. Equity Performance Awards owed to EPA Holdings will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interests related to the RP Holdings Class C Special Interests at that time.

Total income and other revenues

Total income and other revenues is primarily comprised of income from our financial royalty assets, royalty revenue from our intangible royalty assets, and royalty income arising from successful commercialization of products developed through joint R&D funding arrangements. Most of our royalties on both approved products and development-stage product candidates are classified as financial royalty assets as our ownership rights are generally passive in nature. In instances in which we acquire a royalty that does include more substantial rights or ownership of the underlying intellectual property, we classify such royalties as intangible royalty assets.

We recognize interest income related to our financial royalty assets. Royalty revenue relates solely to revenue from our DPP-IV patent estate for which the patent rights have been licensed to various counterparties. For the years ended December 31, 2020, 2019 and 2018, the royalty payors accounting for greater than 10% of our total income and other revenues in any one year are shown in the table below:

		Years Ended December 31,
Royalty payor	Product(s)	2020	2019	2018
Vertex	Cystic fibrosis franchise	29%	23%	22%
AbbVie	Imbruvica	19%	19%	17%
Gilead	HIV franchise, Letairis, Trodelvy (1)	14%	19%	12%
Biogen	Tysabri	10%	12%	12%

(1) We did not recognize any income related to Trodelvy prior to 2020.

Income from financial royalty assets

Our financial royalty assets represent investments in cash flow streams with yield components that most closely resemble loans measured at amortized cost under the effective interest method. We calculate the effective interest rate using forecasted expected cash flows to be received over the life of the financial royalty asset relative to the initial acquisition price. Interest income is recognized at the effective rate of return over the expected life of the asset, which is calculated at the end of each reporting period and applied prospectively. As changes in sell-side equity research analysts’ consensus estimates are updated on a quarterly basis, the effective rate of return changes. For example, if sell-side equity research analysts’ consensus forecasts increase, the yield to derive income on a financial royalty asset will increase and result in higher income for subsequent periods.

Variables affecting the recognition of interest income from financial royalty assets on individual products under the prospective effective interest method include any one of the following: (1) additional acquisitions, (2) changes in expected cash flows of the underlying pharmaceutical products, derived primarily from sell-side equity research analysts’ consensus forecasts, (3) regulatory approval of additional indications leading to new cash flow streams, (4) changes to the duration of the royalty (i.e., patent expiration date) and (5) amounts and timing of royalty receipts. Our financial royalty assets are directly linked to sales of underlying pharmaceutical products whose life cycle typically peaks at a point in time, followed frequently by declining sales trends due to the entry of generic competition, resulting in natural declines in the asset balance and periodic interest income over the life of our royalties. The recognition of income from royalties requires management to make estimates and assumptions around many factors, including those impacting the variables noted above.

Revenue from intangible royalty assets

Revenue from intangible royalty assets is derived from our Januvia, Janumet and other DPP-IV patents classified as intangible royalty assets.

Other royalty income

Other royalty income primarily includes income from former royalties for which the asset balances have been fully amortized and royalty income from synthetic royalties arising out of R&D funding arrangements. Occasionally, a royalty asset may be amortized on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial royalty asset remains. Similarly, we may continue to collect royalties on a financial royalty asset beyond the estimated patent expiration date by which the financial royalty asset was amortized in full. In each scenario where a financial royalty asset no longer remains, such income is recognized as other royalty income.

R&D funding expense

R&D funding expense consists of (1) upfront R&D payments we have made to counterparties to acquire royalties on development-stage product candidates and (2) ongoing R&D payments to fund development-stage product candidates undergoing clinical trials with our partners in exchange for royalties if the products are successfully developed and commercialized. These expenditures relate to the activities performed by our counterparties to develop and test new products, to test existing products for treatment in new indications, and to ensure product efficacy and regulatory compliance prior to launch.

Below is a summary of the ongoing R&D agreements in place, upfront R&D funding completed, and the associated R&D funding expense during the years ended December 31, 2020, 2019 and 2018:

(in thousands)			Years Ended December 31,
Partner/ Counterparty	Product	Current stage of development	2020	2019	2018
Immunomedics	Trodelvy (sacituzumab govitecan-hziy)	The FDA approved Trodelvy (sacituzumab govitecan-hziy) in April 2020	$—	$—	$181,428
Biohaven	Nurtec ODT (rimegepant) and Zavegepant	The FDA approved Nurtec ODT (rimegepant) in February 2020	—	—	103,011
Pfizer	Palbociclib/ Ibrance	No longer in Phase III clinical trial for adjuvant breast cancer; approved for other indications	—	62,796	99,265
Other	Various	Various	26,289	20,240	8,905
	Total R&D funding expense		$26,289	$83,036	$392,609

Provision for changes in expected cash flows from financial royalty assets

The provision for changes in expected future cash flows from financial royalty assets includes the following activities:

•the movement in the cumulative allowance for changes in expected future cash flows; and
•the movement in the allowance for credit losses subsequent to adoption of ASU 2016-13 on January 1, 2020.

The provision for changes in expected cash flows is the current period activity resulting from adjustments to the cumulative allowance for changes in expected cash flows, which is a netted against the balance sheet account Financial royalty assets, net balance on the consolidated balance sheets. As discussed above, income is accreted on our financial royalty assets using the effective interest method. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly to the income statement through the line item Provision for changes in expected future cash flows from financial royalty assets. If, in a subsequent period, there is an increase in expected cash flows or if actual cash flows are greater than cash flows previously expected, we reduce the cumulative allowance previously established for a financial royalty asset for the incremental increase in the present value of cash flows expected to be collected. This results in a credit to provision expense.

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

Upon the adoption on January 1, 2020 of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on our portfolio of financial royalty assets. The Provision for changes in expected cash flows from financial royalty assets reflects the activity for the period that relates to the change in estimates applied to calculate the allowance for current expected credit losses, namely any new financial royalty assets with limited protective rights and changes in the underlying cash flow forecasts used in the effective interest model to measure income from our financial royalty assets.

General and administrative expenses

General and administrative (“G&A”) expenses primarily include Operating and Personnel Payments, bad debt expense, legal reserves, other expenses for professional services, and share-based compensation.

Beginning in 2020, the Operating and Personnel Payments paid to our Manager have been significantly higher than they were in historical periods. Prior to the Reorganization Transactions, the Operating and Personnel Payments were fixed, growing at 5% annually, and not linked to any financial line item. Under the management agreement which is effective from the Exchange Date (“New Management Agreement”), Operating and Personnel Payments for RPI are calculated as 6.5% of the Adjusted Cash Receipts for each quarter and 0.25% of the GAAP value of our security investments as of the end of each quarter. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our net income, is payable in equal quarterly installments and is calculated as the greater of $1 million per quarter and 0.3125% of Royalty Investments (as defined in the New Management Agreement). The expenses incurred in respect of RPI’s Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses on an ongoing basis.

Equity in (earnings)/loss of non-consolidated affiliates

Legacy SLP Interest

In connection with the Exchange Offer Transactions, we acquired a new equity method investment from the Continuing Investors Partnerships in the form of a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) in exchange for issuing shares in our subsidiary. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and a performance income allocation on a similar basis. The performance income allocation attributable to us is equal to the general partner’s former contractual rights to the income of the Legacy Investors Partnerships.

As the Legacy Investors Partnerships are no longer participating in investment opportunities, the value of the Legacy SLP Interest is expected to decline over time. Our equity method investee, the Legacy Investors Partnerships, also owns a non-controlling interest in Old RPI.

The Avillion Entities

During 2014, we entered into an agreement with our equity method investee Avillion Financing I, LP (“Avillion I”) to invest up to $46.0 million over three years to fund a portion of the costs of a pivotal Phase III study for Pfizer’s Bosulif (bosutinib) to expand its label into front-line chronic myeloid leukemia. The FDA approved a supplemental New Drug Application (“sNDA”) for Pfizer’s Bosulif (bosutinib) in December 2017, which triggered a series of contractual fixed payments from Pfizer to Avillion I over a 10-year period, which we recognize through receipt of distributions from non-consolidated affiliates on the Statement of Cash Flows.

In March 2017, we entered into an agreement with BAv Financing II, LP (“Avillion II”, or, together with Avillion I, the “Avillion Entities”), amended in December 2019, to fund up to $19.0 million of the costs of a clinical trial for the use of the Merck KGaA Asset for the treatment of psoriasis in exchange for certain milestone and royalty payments. Development for the Merck KGaA Asset ceased in 2020 and we do not expect to record significant earnings or losses in the future related to this investment.

In 2018, we agreed to fund up to approximately $105 million over multiple years to fund a portion of the costs for Phase II and III clinical trials of Avillion II, who simultaneously entered into a co-development agreement with AstraZeneca to advance PT027 (the “AZ Asset”) through a global clinical development program for the treatment of asthma in exchange for a series of deferred payments and success-based milestones.

The business model of the Avillion Entities includes partnering with global biopharmaceutical companies to perform R&D in exchange for success-based milestones and/or royalties once products are commercialized.

Other (income)/expense, net

Other (income)/expense, net primarily includes the change in fair market value of our equity securities, the unrealized gains or losses on our derivatives and non-derivative forwards, losses on extinguishment of debt and interest income.

Net income attributable to non-controlling interest

Prior to the Exchange Date, the net income attributable to non-controlling interest related to RPSFT’s 20% share of earnings in RPCT, which is a consolidated subsidiary of Old RPI.

As of and following the Exchange Date, the net income attributable to non-controlling interest also includes the Legacy Investors Partnerships’ approximately 18% share of earnings in Old RPI. As the Legacy Investors Partnerships are no longer participating in investment opportunities of RPI, the related net income attributable to this non-controlling interest is expected to decline over time.
In connection with our IPO, this line item also includes net income attributable to the RP Holdings Class B Interests held by the Continuing Investors Partnerships, and will include net income attributable to the Class C Special Interests held by EPA Holdings once certain conditions have been met. Net income attributable to the non-controlling interest related to the RP Holdings Class B Interests held by the Continuing Investors Partnerships will decline over time if the investors who indirectly own the RP Holdings Class B Interests exchange those shares for our Class A ordinary shares.

Results of Operations

For the Years Ended December 31, 2020, 2019 and 2018

The comparison of our historical results of operations for the years ended December 31, 2020, 2019 and 2018 is as follows:

(in thousands)	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Income and other revenues:
Income from financial royalty assets	$1,959,975	$1,648,837	$1,524,816	$311,138	18.9%	$124,021	8.1%
Revenue from intangible royalty assets	143,382	145,775	134,118	(2,393)	(1.6)%	11,657	8.7%
Other royalty income	18,996	19,642	135,960	(646)	(3.3)%	(116,318)	(85.6)%
Total income and other revenues	2,122,353	1,814,254	1,794,894	308,099	17.0%	19,360	1.1%
Operating expenses:
Research and development funding expense	26,289	83,036	392,609	(56,747)	(68.3)%	(309,573)	(78.9)%
Provision for changes in expected cash flows from financial royalty assets	230,839	(1,019,321)	(57,334)	1,250,160	(122.6)%	(961,987)	1,677.9%
Amortization of intangible royalty assets	23,058	23,924	33,267	(866)	(3.6)%	(9,343)	(28.1)%
General and administrative expenses	181,715	103,439	61,906	78,276	75.7%	41,533	67.1%
Other operating expenses	65,053	—	—	65,053	—%	—	—%
Total operating expenses	526,954	(808,922)	430,448	1,335,876	(165.1)%	(1,239,370)	(287.9)%
Operating income	1,595,399	2,623,176	1,364,446	(1,027,777)	(39.2)%	1,258,730	92.3%
Other (income)/expense:
Equity in (earnings)/loss of non-consolidated affiliates	(44,459)	32,517	7,023	(76,976)	(236.7)%	25,494	363.0%
Interest expense	157,059	268,573	279,956	(111,514)	(41.5)%	(11,383)	(4.1)%
Realized gain on available for sale debt securities	—	—	(419,481)	—	—%	419,481	(100.0)%
Other income, net	(219,155)	(139,333)	(20,907)	(79,822)	57.3%	(118,426)	566.4%
Total other (income)/expenses, net	(106,555)	161,757	(153,409)	(268,312)	(165.9)%	315,166	(205.4)%
Consolidated net income	1,701,954	2,461,419	1,517,855	(759,465)	(30.9)%	943,564	62.2%
Less: Net income attributable to non-controlling interest	(726,914)	(112,884)	(140,126)	(614,030)	543.9%	27,242	(19.4)%
Net income attributable to controlling interest	$975,040	$2,348,535	$1,377,729	$(1,373,495)	(58.5)%	$970,806	70.5%

Total income and revenues

Income from financial royalty assets

Income from financial royalty assets by product for our top products for the years ended December 31, 2020, 2019 and 2018 is as follows, in order of contribution to income for the year ended December 31, 2020.

(in thousands)	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Cystic fibrosis franchise	$611,948	$422,618	$400,375	$189,330	44.8%	$22,243	5.6%
Imbruvica	396,285	349,210	298,740	47,075	13.5%	50,470	16.9%
HIV franchise	244,268	253,837	197,211	(9,569)	(3.8)%	56,626	28.7%
Tysabri	218,370	226,554	213,929	(8,184)	(3.6)%	12,625	5.9%
Xtandi	102,791	99,933	106,567	2,858	2.9%	(6,634)	(6.2)%
Tazverik	56,464	—	—	56,464	—%	—	—%
Other	329,849	296,685	307,994	33,164	11.2%	(11,309)	(3.7)%
Total income from financial royalty assets	$1,959,975	$1,648,837	$1,524,816	$311,138	18.9%	$124,021	8.1%

Years ended December 31, 2020 and 2019

Income from financial royalty assets increased by $311.1 million, or 18.9%, in 2020 compared to 2019, primarily driven by increased income from the cystic fibrosis franchise and Imbruvica. Additionally, we recorded $51.7 million in income in 2020 related to new assets acquired in 2020, primarily Evrysdi and Prevymis. Also, a full year of income related to Crysvita and income from Tazverik following its FDA approval date in January 2020, both of which were acquired in the fourth quarter of 2019, contributed to the increase. The increased income was partially offset by declines from maturing assets, such as Lyrica and Letairis.

Years ended December 31, 2019 and 2018

Income from financial royalty assets increased by $124.0 million, or 8.1%, in 2019 compared to 2018, primarily due to increased income from the following royalty assets: Imbruvica, HIV franchise, cystic fibrosis franchise, Letairis, Promacta and Emgality, the latter two of which were newly acquired in 2019. Imbruvica, the HIV franchise and cystic fibrosis franchise generated increased income as a result of strong product performance. We extended the duration of our Letairis royalty as a result of new information, which resulted in increased income from Letairis for the year. Partially offsetting the increase in income from financial royalty assets was a significant decline in income related to Humira, which expired in 2018.

Revenue from intangible royalty assets

Years ended December 31, 2020 and 2019

Revenue from intangible royalty interests decreased by $2.4 million, or 1.6%, in 2020 compared to 2019, primarily driven by the Januvia and Janumet royalties approaching maturity, and the maturity of the other DPP-IVs.

Years ended December 31, 2019 and 2018

Revenue from intangible royalty assets increased $11.7 million, or 8.7%, due to a full year of royalties earned on the Januvia and Janumet products marketed by Merck & Co. In 2016, we entered into a contractual amendment to our license agreement and a settlement with Merck & Co. (the “Merck Settlement”) that provided for a cumulative catch-up payment for past-due royalties on Januvia and Janumet products between 2014 and 2016 of $297.5 million in exchange for a five-quarter payment holiday that began in January 2017. In 2018, we only earned royalties on product sales during the last three quarters of the year, following the expiration of the holiday period.

Other royalty income

Years ended December 31, 2020 and 2019

Other royalty income decreased by $0.6 million, or 3.3%, in 2020 compared to 2019, primarily due to the loss of royalty income from Remicade, which expired in 2018, but for which we continued collecting royalties through the three months ended March 31, 2019, as well as the expiration of our Prezista royalty in 2019. The decrease was offset by higher royalty income in 2020 related to Soliqua, the product we co-funded with Sanofi on which we are entitled to royalties indefinitely, and royalty income related to Trodelvy, the product for which we provided upfront R&D funding to Immunomedics in 2018 and which was approved by the FDA in 2020.

Years ended December 31, 2019 and 2018

Other royalty income of $19.6 million in 2019 primarily included income from our final royalties on Remicade and royalty income from Soliqua.

Other royalty income of $136.0 million in 2018 primarily included income from our Remicade and Prezista royalties of $93.7 million and $35.6 million, respectively, after the financial royalty assets were amortized.

R&D funding expense

Years ended December 31, 2020 and 2019

R&D funding expense decreased by $56.7 million, or 68.3%, in 2020 as compared to 2019, due to the completion of our funding requirements in the three months ended December 31, 2019 under our agreement with Pfizer. In 2019, we recorded $62.8 million in R&D funding expense under our agreement with Pfizer.

Years ended December 31, 2019 and 2018

R&D funding expense decreased by $309.6 million, or 78.9%, in 2019 compared to 2018, primarily due to the royalty acquisitions from Immunomedics and Biohaven that occurred in 2018, which resulted in upfront development-stage funding expense of $181.4 million and $103.0 million, respectively. We did not have upfront development-stage funding expense in 2019.

Provision for changes in expected cash flows from financial royalty assets

The breakdown of our provision for changes in expected cash flows includes the
(1) provision for current expected credit losses upon adoption of ASU 2016-13 on January 1, 2020; and
(2) income and expense activity for financial royalty assets whose cash flow forecasts have changed from the prior period.
As the latter activity is a combination of income and expense items, the provision breakdown by product, exclusive of the provision for current expected credit losses, is as follows, based on the largest contributors to each year’s provision income or expense:

(in thousands)
Product	2020	Product	2019	Product	2018
IDHIFA	$87,835	Cystic fibrosis franchise	$(1,101,675)	Imbruvica	$(45,577)
Imbruvica	46,872	Tysabri	(66,451)	Tysabri	(43,355)
Tysabri	40,931	Emgality	38,262	Cystic fibrosis franchise	(40,287)
Soliqua	32,735	Soliqua	42,002	Letairis	(31,888)
Xtandi	(187,059)	Xtandi	76,568	Xtandi	63,442
Other	53,339	Other	(8,027)	Other	40,331
Total provision, exclusive of provision for credit losses	74,653	Total provision, exclusive of provision for credit losses	(1,019,321)	Total provision, exclusive of provision for credit losses	(57,334)
Provision for current expected credit losses	156,186	Provision for current expected credit losses	—	Provision for current expected credit losses	—
Total provision	$230,839	Total provision	$(1,019,321)	Total provision	$(57,334)

Years ended December 31, 2020, 2019 and 2018

In 2020, we recorded provision expense of $230.8 million for changes in expected cash flows in comparison to provision income of $1.0 billion for 2019. The provision expense for 2020 is primarily driven by current expected credit losses of $156.2 million as a result of our adoption of the new accounting standard in 2020 and for which we did not have comparable activity in 2019. The 2020 provision for current expected credit losses was predominantly driven by increases to our portfolio of financial royalty assets during 2020, such as the additional tranche of Tazverik acquired from Epizyme and our acquisition of the zavegepant royalty from Biohaven.

In 2020, we recognized provision expense of $87.8 million related to IDHIFA, which was acquired in 2020. In addition, we recorded provision expenses of $46.9 million and $40.9 million related to Imbruvica and Tysabri, respectively, due to decreases in sell-side research analysts’ consensus forecasts during 2020. The provision expense was partially offset by the reversal of the cumulative allowance for Xtandi of $187.1 million due to increases in sell-side research analysts’ consensus forecasts during 2020.

In 2019, we recognized provision income of $1.0 billion primarily driven by the full reversal of the remaining provision of $1.1 billion recorded against the cystic fibrosis franchise as a result of the approval of the Vertex triple combination therapy, Trikafta, in October 2019. Upon the approval, we began including sell-side equity research analysts’ consensus forecasts for Trikafta in the consensus forecasts for the franchise and also extended the duration of our expected cash flows from the cystic fibrosis franchise to reflect the longer patent duration of Trikafta. In addition, we recognized provision income for Tysabri of $66.5 million due to increases in sell-side research analysts’ consensus forecasts. The provision income was offset by provision expenses recorded for Xtandi, Soliqua and Emgality totaling $156.8 million, which were all driven by declines in sell-side equity research analysts’ consensus forecasts.

In 2018, we recognized provision income of $57.3 million. The cumulative allowance for Imbruvica of $45.6 million was fully reversed in 2018 due to an increase in sell-side equity research analyst consensus forecasts. In 2018, we partially reversed $43.4 million of cumulative allowance related to Tysabri as Tysabri sales did not decline as quickly as sell-side equity research analysts expected and we saw a subsequent increase in sell-side equity research analyst consensus forecasts in 2018. In addition, we recorded provision income of $31.9 million for Letairis in 2018 due to the delayed entry of generics that was initially expected in the third quarter of 2018, which caused a partial reversal of a previously recognized cumulative provision against this asset. While the cystic fibrosis franchise generated provision income in 2018, this was primarily the result of variability in the consensus forecasts during both years and not representative of any significant underlying driver in franchise product sales.

Throughout 2017, we recorded significant provision expense for Xtandi as consensus forecasts for future years dropped significantly in 2017, contributing to declines in analyst consensus compared to forecasts from prior periods. Product sales and sell-side equity research analyst consensus forecasts improved for Xtandi in 2018, resulting in a partial reversal of the cumulative allowance in late 2018, and net expense of $63.4 million for the year.

G&A expenses

Years ended December 31, 2020 and 2019

G&A expenses increased $78.3 million, or 75.7%, in 2020 compared to 2019, primarily due to a $39.1 million increase in Operating and Personnel Payments under the New Management Agreement and an increase of $26.2 million in fees related to our debt refinancing in 2020, for which there was no comparable activity in 2019. We also incurred non-recurring professional services costs in connection with the IPO, two full quarters of expense associated with the directors and officers liability insurance policy and $5.7 million of share-based compensation expense, which further contributed to the increased G&A expenses in 2020.

Years ended December 31, 2019 and 2018

G&A expenses increased $41.5 million, or 67.1%, during 2019 compared to 2018, primarily due to a $26.4 million increase in costs for consulting and professional services related to our Reorganization Transactions. In addition, the 2018 reversal of an $8.7 million legal reserve from a dispute related to one of our DPP-IV products contributed to the increase year over year in 2019.

Other operating expenses

Years ended December 31, 2020, 2019 and 2018

Other operating expenses was $65.1 million in 2020 due to the recognition of a non-cash impairment charge related to the write-off of our omecamtiv financial royalty asset balance of $90.2 million, net of cumulative allowance of $25.2 million. During the three months ended December 31, 2020, it was announced that omecamtiv, a development stage product did not meet the clinical trial objectives. We did not have comparable activity in 2019 or 2018.

Equity in (earnings)/loss of non-consolidated affiliates

Years ended December 31, 2020 and 2019

Equity in earnings of non-consolidated affiliates was $44.5 million in 2020 and was comprised of equity in earnings from the Legacy SLP Interest and equity in losses from the Avillion Entities. Equity in earnings from the Legacy SLP Interest, an investment which arose through the Exchange Offer Transactions, was $62.0 million in 2020.

Equity in losses of the Avillion Entities was $17.6 million and $32.5 million during 2020 and 2019, respectively. Equity in losses of the Avillion Entities was lower in 2020 compared to 2019 primarily driven by a gain related to Avillion II’s completion of the development program for the Merck KGaA Asset during the second quarter of 2020, which triggered a distribution to us in 2020.

Years ended December 31, 2019 and 2018

Equity in losses of non-consolidated affiliates was not material in 2019 or in 2018 and related solely to our investment in the Avillion Entities.

Interest expense

Years ended December 31, 2020 and 2019

Interest expense decreased by $111.5 million, or 41.5%, in 2020 as compared to 2019, due to the Reorganization Transactions and refinancing of RPIFT’s prior senior secured credit facilities that occurred in February 2020 through the issuance of senior secured credit facilities (“Senior Secured Credit Facilities”) at lower interest rates. The Senior Secured Credit Facilities were subsequently refinanced through the $6.0 billion senior unsecured notes offering completed in September 2020 (the “Notes”). The Notes were issued at a weighted average interest rate of 2.125%, which is lower than the weighted average interest rate on RPIFT’s prior senior secured credit facilities of 3.69% that was applicable in 2019.
Refer to the “Liquidity and Capital Resources” section for additional discussion of the Notes and the refinanced senior secured credit facilities.

Years ended December 31, 2019 and 2018

Interest expense remained relatively consistent between 2019 and 2018, as expected.

Realized gain on available for sale debt securities

Years ended December 31, 2019 and 2018

We did not record any realized gains on available for sale debt securities subsequent to December 31, 2018 because our contractual agreement in respect of Tecfidera milestones was satisfied as of December 31, 2018. In 2018, four Tecfidera milestones totaling $600.0 million were triggered, with an associated cost basis of $180.5 million.

Other income, net

Years ended December 31, 2020, 2019 and 2018

Other income was $219.2 million in 2020 and was primarily comprised of realized and unrealized gains on equity securities of $247.1 million. We recognized a gain of $292.3 million related to an increase in the share price of Immunomedics common stock as a result of its acquisition by Gilead in the fourth quarter of 2020 and a $66.0 million unrealized gain related to an increase in share price of our investment in Biohaven common stock. These gains were partially offset by an unrealized loss of $120.1 million related to a decrease in share price of our investment in Epizyme common stock. We also recorded income of $18.6 million related to the movement in fair value of our commitment to acquire the Series B Biohaven Preferred Shares (“Series B Forwards”), for which we did not have comparable activity in 2019. We also recorded a loss on debt extinguishment of $30.5 million in 2020 due to unamortized loan issuance costs and original issue discount related to our credit facilities written off as a result of the 2020 debt refinancings, for which we did not have comparable activity in 2019.

Other income was $139.3 million in 2019 and was primarily comprised of the movement in fair market value of equity securities purchased in 2019. As part of our transaction with Epizyme in November 2019, we acquired common stock and warrants with an initial fair value of $87.8 million. By the end of 2019, the market value of the common stock and warrants of Epizyme had increased by $107.0 million to $194.8 million. We also recorded unrealized gains of $67.0 million for the increases in market value of our investment in common stock of Biohaven and Immunomedics. Finally, we recognized an unrealized loss of $72.6 million on our interest rate swaps due to adverse movements in the LIBOR curve.

Other income was $20.9 million in 2018 primary due to the adoption of ASU 2016-01, which resulted in the recognition of $13.9 million in unrealized losses on equity securities in earnings. Unrealized gains and losses on equity securities were previously recorded as a component of accumulated other comprehensive income. This loss was offset by increased interest income compared to prior periods due to carrying a significantly larger cash and cash equivalents balance over the year, on which we earned interest.

Net income attributable to non-controlling interest

Years ended December 31, 2020 and 2019

Net income attributable to the Legacy Investors Partnerships and the Continuing Investors Partnerships was $321.0 million and $317.0 million, respectively, in 2020. The net income attributable to non-controlling interest in 2020 was larger than in 2019 as a result of ownership changes related to the Exchange Offer Transactions and the IPO. As a result of the Exchange Offer Transactions, a new non-controlling interest exists related to the ownership in Old RPI by the Legacy Investors Partnerships of approximately 18%. As a result of the IPO, holders of our Class B ordinary shares also represent a non-controlling interest through the respective holders’ Class B Interests in RP Holdings. We now have four different components of non-controlling interest and total ownership by non-controlling interest of 51% as of December 31, 2020 compared to ownership by non-controlling interest related solely to RPSFT in the prior year period of less than 1% as of December 31, 2019.

During 2020 and 2019, we recorded net income attributable to RPSFT of $88.9 million and $112.9 million, respectively. Income attributable to RPSFT is expected to continue to decline as the assets held by RPCT mature.

Years ended December 31, 2019 and 2018

Net income attributable to RPSFT declined by $27.2 million, or 19.4%, in 2019 compared to 2018, primarily due to declines in expired and maturing royalty assets held by RPCT.

Key recent developments and upcoming events relating to our portfolio

The key developments impacting our cash receipts and income and revenue from our royalty interests are discussed below:

Commercial Products

•Cystic fibrosis franchise. In October 2019, Vertex received approval from the FDA for Trikafta for the treatment of patients with cystic fibrosis ages 12 years and older who have at least one copy of the F508del mutation.

In November 2019, Vertex announced that it reached an agreement with France’s Economic Committee of Health Care Products for a national reimbursement deal for Orkambi. As a result, we experienced a reduction in our royalty receipts in 2020 of approximately $41 million, to reflect a true-up related to prior periods where we collected royalties on sales in France of Orkambi at a higher selling price. In October 2019, Vertex announced that it reached an agreement with England’s National Health Service, where eligible patients will receive access to Orkambi and Symkevi, and access to Kalydeco will be expanded.

In August 2020, Vertex announced that the European Commission had granted marketing authorization of Kaftrio in a combination regimen with ivacaftor for the treatment of patients with cystic fibrosis ages 12 years and older with one F508del mutation and one minimal function mutation, or two F508del mutations in the CFTR gene.

In December 2020, the FDA expanded the eligibility for Trikafta to include people with cystic fibrosis ages 12 and older with certain mutations that are responsive to Trikafta based on in vitro data.

In January 2021, Vertex announced that the FDA accepted a supplemental New Drug Application (sNDA) for Trikafta for the treatment of children with cystic fibrosis ages 6 to 11 who have at least one F508del mutation or have certain mutations that are responsive to Trikafta based on in vitro data. The FDA granted Priority Review of the sNDA and assigned a Prescription Drug User Fee Act (PDUFA) target action date of June 8, 2021.

•Tysabri. In January 2019, Biogen announced the start of the two-year global Phase IIIb NOVA study evaluating the efficacy and safety of extended interval dosing for natalizumab compared to standard interval dosing in patients with relapsing multiple sclerosis. Data from the study is expected to readout in 2021.

In June 2020, Biogen submitted a Supplemental Biologics License Application for a subcutaneous formulation of Tysabri to the FDA. This followed a regulatory submission for a subcutaneous formulation of Tysabri to the European Medicines Agency in March 2020. Biogen expects US and EU approvals for the subcutaneous formulation of Tysabri in mid-2021.

•Imbruvica. In April 2020, Imbruvica received FDA approval for use in combination with rituximab for the treatment of previously untreated patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL).

In August 2020, the European Commission granted marketing authorization for Imbruvica in combination with rituximab for the treatment of adult patients with previously untreated CLL. This milestone marked the 11th FDA approval for Imbruvica since it was first approved in 2013 and sixth in CLL.

The primary completion date for the Phase III SHINE trial for treatment of frontline mantle cell lymphoma is expected to be June 2021 and AbbVie has indicated that approval could occur in 2022.

The primary completion date for the Phase III GLOW trial of Imbruvica in combination with Venetoclax for treatment of frontline CLL and SLL is expected to be February 2021 and AbbVie has indicated that approval could occur in 2022.

•Xtandi. In October 2018, the European Commission approved Xtandi for the treatment of adult men with high-risk non-metastatic castration-resistant prostate cancer. Xtandi was previously approved by the EC for the treatment of adult men with metastatic CRPC.

In December 2019, Astellas and Pfizer announced that the FDA approved Xtandi for the treatment of patients with metastatic castration sensitive prostate cancer. Xtandi is currently under review by the European Medicines Agency for the treatment of patients with metastatic castration sensitive prostate cancer.

Astellas and Pfizer have indicated that there could be a potential readout of the Phase III EMBARK trial for high-risk non-metastatic prostate cancer in 2021, with a primary trial completion date anticipated in 2023.

•Trodelvy. In April 2020, Immunomedics announced that the FDA granted accelerated approval of Trodelvy for the treatment of patients with metastatic triple-negative breast cancer who have received at least two prior therapies for metastatic disease.

In September 2020, Gilead and Immunomedics announced that Gilead would acquire Immunomedics for approximately $21 billion in cash and the transaction closed in October 2020. In 2018, we entered into a partnership with Immunomedics whereby we acquired a tiered sales-based royalty on Trodelvy for $175.0 million and acquired 4,373,178 shares of Immunomedics common stock for $75.0 million. Gilead’s acquisition of Immunomedics closed in October, resulting in gross cash proceeds upon redemption of our Immunomedics common stock of approximately $385 million.

In September 2020, Immunomedics presented results from the confirmatory Phase III ASCENT study that showed that Trodelvy significantly extended overall survival and improved overall response rate and clinical benefit rate, compared to treatment of choice standard single-agent chemotherapy in brain metastases-negative patients with metastatic triple negative breast cancer who had previously received at least two prior therapies for metastatic disease.

In December 2020, Gilead filed two supplemental biologics license applications with the FDA for full approval of Trodelvy as a treatment for adult patients with metastatic triple-negative breast cancer and accelerated approval of Trodelvy for metastatic urothelial carcinoma. Gilead anticipates potential approval for both indications in the first half of 2021.

In January 2021, Gilead also announced that progression-free survival data from the Phase III TROPiCS-02 trial testing Trodelvy versus physician’s choice in hormone receptor positive/human epidermal growth factor receptor 2 negative metastatic breast cancer who have previously failed at least two, and no more than four, prior chemotherapy regimens for metastatic disease was expected in the second half of 2021.

In February 2021, Gilead announced that the company expects to submit a European Medicines Agency filing for Trodelvy for the treatment of patients with metastatic triple-negative breast cancer who have received at least two prior therapies for metastatic disease in the first half of 2021.

•Nurtec ODT. In February 2020, Biohaven announced that the FDA approved Nurtec ODT for the acute treatment of migraine in adults. The FDA approval of Nurtec ODT triggered a redemption provision related to our investment in Biohaven’s Series A Preferred Shares, which entitles us to receive a fixed payment amount of $250.0 million payable in nominal quarterly payments from March 31, 2021 through December 31, 2024.

In October 2020, Biohaven announced that the FDA had filed and accepted for review its recently submitted supplemental new drug application for Nurtec ODT for the preventive treatment of migraine. The PDUFA target date for completion of the FDA review of the preventive application for Nurtec ODT is in the second quarter of 2021.

•Evrysdi. In August 2020, the FDA approved Evrysdi, the first at-home, orally administered treatment for spinal muscular atrophy in adults and children ages 2 months and older. In August 2020, the European Medicines Agency accepted the filing for Evrysdi for the treatment of spinal muscular atrophy.

The European Medicines Agency’s Committee for Medicinal Products for Human Use opinion for Evrysdi is expected in the first half of 2021, and priority review of the Japanese New Drug Application is ongoing.

•Orladeyo. In December 2020, BioCryst announced that Orladeyo was approved by the FDA for prophylaxis to prevent attacks of hereditary angioedema in patients ages 12 years and older.

In January 2021, Orladeyo was approved in Japan, becoming the first and only prophylactic HAE medication approved in the region.

The European Medicines Agency validated BioCryst’s application for Orladeyo and formal review is underway. BioCryst expects a decision from the European Medicines Agency in the second quarter of 2021.

•Tecfidera. We continued collecting milestone receipts quarterly throughout 2018; however, our contractual agreement covering our milestones on cumulative sales of Tecfidera ended in 2018, and therefore receipts from Tecfidera ceased after the final milestone was collected in the first quarter of 2019.

•Humira. Our royalties on Humira expired in June 2018.

•Remicade. The patents covering our royalties on Remicade expired in September 2018.

Development-Stage Product Candidates

•Zavegepant. In December 2019, Biohaven announced positive topline results from the Phase II/III trial of intranasal zavegepant for the acute treatment of migraine.

In October 2020, Biohaven commenced a Phase III pivotal trial of intranasal zavegepant for the acute treatment of migraine.

In October 2020, Biohaven also began a one-year long-term safety trial of zavegepant. Biohaven expects a potential NDA filing at the end of 2021 if the pivotal acute trial proves to be positive.

•Omecamtiv mecarbil. In November 2020, Amgen, Cytokinetics and Servier presented the results of GALACTIC-HF study, a Phase III trial of omecamtiv mecarbil in patients with heart failure, at the American Heart Association Scientific Sessions. The trial met the primary composite endpoint of reduction in cardiovascular death or heart failure events, but did not meet the secondary endpoint of reduction in cardiovascular death. Cytokinetics subsequently regained global rights to develop and commercialize omecamtiv mercarbil when Amgen and Servier elected to terminate their collaboration agreement effective, May 2021. Following the Phase III results and termination of the collaboration, we recorded a $90 million write-off to the royalty investment given the uncertainty around the future of omecamtiv.

•Ibrance. In May 2020, Pfizer reported that the independent data monitoring committee for the PALLAS trial had concluded after the interim analysis that the PALLAS trial was “unlikely to show a statistically significant improvement in the primary endpoint of invasive disease-free survival.” In October 2020, Pfizer announced that the Phase III PENELOPE-B trial did not meet the primary endpoint of improved invasive disease-free survival in women with hormone receptor-positive, human epidermal growth factor-negative early breast cancer who have residual invasive disease after completing neoadjuvant chemotherapy. As a result, we will not be entitled to any royalties or milestone payments from our R&D funding arrangement.

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

Adjusted Cash Receipts is a measure calculated with inputs directly from the Statement of Cash Flows and includes (1) royalty receipts by product: (i) Cash collections from royalty assets (financial assets and intangible assets), (ii) Other royalty cash collections, (iii) Distributions from non-consolidated affiliates and (iv) Proceeds from available for sale debt securities; less Distributions to non-controlling interest, which represents distributions to our historical non-controlling interest attributable to a de minimis interest in RPCT held by certain legacy investors and to a new non-controlling interest that was created as a result of the Exchange Offer Transactions in February 2020 related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI. Adjusted Cash Receipts is most directly comparable to the GAAP measure of Net cash provided by operating activities.

Adjusted EBITDA and Adjusted Cash Flow are similar non-GAAP liquidity measures that are both most closely comparable to the GAAP measure, Net cash provided by operating activities. Adjusted EBITDA is important to our lenders and is defined under the Credit Agreement as Adjusted Cash Receipts less payments for operating and professional costs. Operating and professional costs are comprised of Payments for operating and professional costs and Payments for rebates from the Statement of Cash Flows.

Adjusted Cash Flow is defined as Adjusted EBITDA less (1) Ongoing development-stage funding payments, (2) Interest paid, net, (3) Swap collateral (posted) or received, net, (4) Swap termination payments and (5) Investment in non-consolidated affiliates, and plus (1) Contributions from non-controlling interest- R&D, all directly reconcilable to the Statement of Cash Flows.

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

The table below includes the royalty receipts for the years ended December 31, 2020, 2019 and 2018 by product for our Growth Products and Mature Products, as defined in “—Portfolio Overview” above.

(in thousands)	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$	%	$	%
Growth Products
Cystic fibrosis franchise	$551,338	$424,741	$224,214	$126,597	29.8%	$200,527	89.4%
Tysabri	345,845	332,816	338,697	13,029	3.9%	(5,881)	(1.7)%
Imbruvica	322,071	270,558	209,171	51,513	19.0%	61,387	29.3%
HIV franchise	293,808	262,939	224,321	30,869	11.7%	38,618	17.2%
Xtandi	146,374	120,096	105,958	26,278	21.9%	14,138	13.3%
Januvia, Janumet, Other DPP-IVs	143,754	143,298	106,689	456	0.3%	36,609	34.3%
Promacta	143,741	86,266	—	57,475	66.6%	86,266	—
Farxiga/Onglyza	25,004	—	—	25,004	—	—	—
Prevymis	21,492	—	—	21,492	—	—	—
Emgality	9,529	2,440	—	7,089	290.5%	2,440	—
Crysvita	9,454	—	—	9,454	—	—	—
Erleada	7,876	2,683	—	5,193	193.6%	2,683	—
IDHIFA	6,111	—	—	6,111	—	—	—
Trodelvy	3,031	—	—	3,031	—	—	—
Nurtec ODT	667	—	—	667	—	—	—
Tazverik	522	—	—	522	—	—	—
Evrysdi	273	—	—	273	—	—	—
Other Growth Products (1)	246,545	205,043	192,241	41,502	20.2%	12,802	6.7%
Total Royalty Receipts - Growth Products	$2,277,435	$1,850,880	$1,401,291	$426,555	23.0%	$449,589	32.1%

Mature Products
Tecfidera (2)	$—	$150,000	$750,000	$(150,000)	(100.0)%	$(600,000)	(80.0)%
Letairis	40,170	112,656	130,078	(72,486)	(64.3)%	(17,422)	(13.4)%
Lyrica	22,850	128,246	126,916	(105,396)	(82.2)%	1,330	1.0%
Remicade	—	6,068	121,055	(6,068)	(100.0)%	(114,987)	(95.0)%
Humira	—	—	499,055	—	—	(499,055)	(100.0)%
Other Mature Products (3)	3,944	21,047	45,450	(17,103)	(81.3)%	(24,403)	(53.7)%
Total Royalty Receipts - Mature Products	$66,964	$418,017	$1,672,554	$(351,053)	(84.0)%	$(1,254,537)	(75.0)%
Distributions to non-controlling interest	(543,952)	(154,084)	(268,693)	(389,868)	253.0%	114,609	(42.7)%
Adjusted Cash Receipts (non-GAAP)	$1,800,447	$2,114,813	$2,805,152	$(314,366)	(14.9)%	$(690,339)	(24.6)%
Payments for operating and professional costs	(179,709)	(88,524)	(72,660)	(91,185)	103.0%	(15,864)	21.8%
Adjusted EBITDA (non-GAAP)	$1,620,738	$2,026,289	$2,732,492	$(405,551)	(20.0)%	$(706,203)	(25.8)%
Ongoing development-stage funding payments	(20,479)	(83,036)	(108,163)	62,557	(75.3)%	25,127	(23.2)%
Interest paid, net	(95,492)	(234,828)	(243,216)	139,336	(59.3)%	8,388	(3.4)%
Swap collateral received or (posted), net	45,252	(45,270)	2,957	90,522	(200.0)%	(48,227)	(1630.9)%
Swap termination payments	(35,448)	—	—	(35,448)	—%	—	—
Investment in non-consolidated affiliates	(40,155)	(27,042)	(24,173)	(13,113)	48.5%	(2,869)	11.9%
Contributions from non-controlling interest- R&D	8,482	—	—	8,482	—%	—	—
Adjusted Cash Flow (non-GAAP)	$1,482,898	$1,636,113	$2,359,897	$(153,215)	(9.4)%	$(723,784)	(30.7)%

Fully diluted shares outstanding	607,111	n/a	n/a

(1) Other Growth Products include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Cimzia, Conbriza/Fablyn/Viviant, Entyvio, Lexiscan, Mircera, Myozyme, Nesina, Priligy and Soliqua. Other Growth Products for 2020 also include contributions from the Legacy SLP Interest, a payment from Biohaven in respect of an expired option to exercise additional funding of the Biohaven Series A Preferred Shares which is presented as Proceeds from available for sale debt securities on the Statement of Cash Flows, and a distribution from Avillion in respect of the Merck KGaA Asset, for which development ceased in 2020, and for which the receipt is presented as Distributions from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows.
(2) Receipts from our Tecfidera milestone payments are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows.
(3) Other Mature Products primarily include royalties on the following products: Prezista, Rotateq and Thalomid.

Adjusted Cash Receipts (non-GAAP)

Years ended December 31, 2020 and 2019

Adjusted Cash Receipts declined by $314.4 million to $1.8 billion in 2020 compared to 2019, primarily driven by increased distributions to non-controlling interest as a result of a new non-controlling interest created related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI following our Exchange Offer Transactions in February 2020. The decline in Adjusted Cash Receipts was further attributable to a decline in royalty receipts related to Mature Products, the most significant of which was Tecfidera. The decline was offset by an increase in royalty receipts from our Growth Products of $426.6 million in 2020 compared to 2019, driven primarily by the performance of cystic fibrosis franchise, Imbruvica and the 2019 acquisition of Promacta. Below we discuss the key drivers of royalty receipts from our Growth Products.

Growth Products

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, all approved for patients with certain mutations causing cystic fibrosis, increased by $126.6 million in 2020 compared to 2019, primarily driven by the highly successful launch of Trikafta in the United States.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $13.0 million in 2020 compared to 2019.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, increased by $51.5 million in 2020 compared to 2019, driven by continued penetration in patients with chronic lymphocytic leukemia.

•HIV franchise – Royalty receipts from the HIV franchise, which is based on products marketed by Gilead that contain emtricitabine, including Biktarvy, Genvoya and Truvada, among others, increased by $30.9 million in 2020 compared to 2019. This increase was driven by strong performance of Biktarvy offset by decreases in sales of other combination products.

•Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs for type 2 diabetes, which includes Januvia and Janumet, both marketed by Merck, was relatively consistent in 2020 compared to 2019.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $26.3 million in 2020 compared to 2019, driven by demand across various prostate cancer indications.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia and aplastic anemia, increased by $57.5 million in 2020 compared to 2019. We acquired the Promacta royalty in March 2019 and did not record royalty receipts for Promacta until the second quarter of 2019. We saw overall global growth of Promacta driven by increased use in chronic immune thrombocytopenia and further acceptance as first-line treatment for severe aplastic anemia in the United States.

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

Distributions to Non-Controlling Interest

Distributions to non-controlling interest increased by $389.9 million to $544.0 million in 2020 compared to 2019, which negatively impacts Adjusted Cash Receipts. This increase is due to the additional 18% contractual non-controlling interest held by the Legacy Investors Partnerships that arose in the Exchange Offer Transactions. The increased distributions related to the Legacy Investors Partnerships were partially offset by a decline in distributions related to RPSFT from the maturation of several royalties held by RPCT, including Humira and Remicade.

Years ended December 31, 2019 and 2018
Adjusted Cash Receipts declined by $690.3 million in 2019 compared to 2018, primarily as a result of a decline in royalty receipts related to Mature Products, specifically Tecfidera. Our Growth Products increased by $449.6 million in 2019 compared to 2018, driven by the cystic fibrosis franchise, Imbruvica and Promacta, a royalty we acquired in 2019. Below we discuss the key drivers of royalty receipts from our Growth Products.

Growth Products

•     Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise increased by $200.5 million in 2019 compared to 2018, driven by continued growth of Symdeko. In addition, we started collecting 100% of the royalties on cystic fibrosis franchise products in the third quarter of 2018, after a pre-existing capped royalty was repaid. For the first three quarters of 2018, we only collected cash receipts from the cystic fibrosis franchise equal to the residual royalty of 25%.

•     Tysabri – Royalty receipts from Tysabri declined by $5.9 million in 2019 compared to 2018, driven by competition from new products approved to treat multiple sclerosis. Despite increased competition, Tysabri has shown resilience, highlighting the important role Tysabri plays in the multiple sclerosis treatment paradigm.

•     Imbruvica – Royalty receipts from Imbruvica increased by $61.4 million in 2019 compared to 2018, driven by continued penetration in patients with chronic lymphocytic leukemia.

•     HIV franchise – Royalty receipts from the HIV franchise increased by $38.6 million in 2019 compared to 2018. This increase was driven by strong performance of Truvada and Biktarvy in the United States, offset by decreases in sales of other combination products and decreased royalties on sales outside the United States.

•     Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs increased by $36.6 million in 2019 compared to 2018, driven by increased royalties from Januvia and Janumet. As part of the Merck Settlement, we agreed to forgo royalties on Januvia and Janumet for a period that expired in the quarter ending March 31, 2018. The increase reflects a full year of royalty receipts from Januvia and Janumet in 2019, compared to only a partial year of royalty receipts in 2018.

•     Xtandi – Royalty receipts from Xtandi increased by $14.1 million in 2019 compared to 2018, driven by demand in metastatic castration-resistant prostate cancer and non-metastatic castration-resistant prostate cancer.

•     Promacta – Royalty receipts from Promacta were $86.3 million in 2019. We acquired the Promacta royalty in March 2019 and recorded no royalty receipts for Promacta in 2018.

Mature Products

The declines in our royalty receipts from Mature Products were primarily related to Tecfidera, Humira and Remicade. As sales-based performance targets that trigger our milestones on Tecfidera were met, we continued collecting $150 million in milestone receipts quarterly throughout 2018, with a double milestone collected in the first quarter of 2018. Our contractual agreement covering our milestones on cumulative sales of Tecfidera up to $20 billion ended in 2018 and therefore, receipts from Tecfidera ceased after the final milestone was collected in the first quarter of 2019. We recorded receipts from Tecfidera of $150 million in 2019 compared to $750 million in 2018, a reduction of $600 million. Our Humira and Remicade royalties also matured in June and September 2018, respectively, resulting in a reduction in royalty receipts of $499.1 million and $115.0 million, respectively, compared to 2018.

Distributions to Non-Controlling Interest

Distributions to non-controlling interest decreased by $114.6 million in 2019 compared to 2018, which impacts Adjusted Cash Receipts. This decrease reflects a decline in royalty assets held by RPCT, driven by the maturation of several royalties due to RPSFT, including Humira and Remicade.

Adjusted EBITDA (non-GAAP)

Years ended December 31, 2020 and 2019

Adjusted EBITDA declined by $405.6 million to $1.6 billion in 2020 compared to 2019 as a result of the factors noted above in “Adjusted Cash Receipts (Non-GAAP).” Payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, increased in 2020 as a result of higher costs for Operating and Personnel Payments under the terms of our New Management Agreement and increased costs for professional services paid in connection with the Reorganization Transactions, our IPO and our Notes issuance.

Years ended December 31, 2019 and 2018

Adjusted EBITDA declined by $706.2 million in 2019 compared to 2018 also as a result of the factors noted above in “Adjusted Cash Receipts (Non-GAAP).” Payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, increased in 2019 as a result of higher costs for professional services in connection with the Reorganization Transactions and preparation for our IPO.

Adjusted Cash Flow (non-GAAP)

Years ended December 31, 2020 and 2019

Adjusted Cash Flow declined by $153.2 million to $1.5 billion in 2020 compared to 2019 primarily for the same reasons noted above in “Adjusted Cash Receipts (Non-GAAP).” In 2020, we paid $35.4 million to terminate our interest rate swaps executed in connection with the Reorganization Transactions, which was offset by the return of collateral, lower ongoing development stage funding payments and lower interest payments on our refinanced debt.

Years ended December 31, 2019 and 2018

Adjusted Cash Flow declined by $723.8 million in 2019 compared to 2018 for the same reasons noted above. Adjusted Cash Flow is also impacted by ongoing development-stage funding payments, which declined slightly in 2019 as co-funding arrangements are coming to an end, and offset by a large net swap collateral posted in 2019 as compared to prior year due primarily to adverse movements in the LIBOR curve.

Non-GAAP Reconciliations

Adjusted Cash Receipts, Adjusted EBITDA and Adjusted Cash Flow are non-GAAP measures presented as supplemental measures to our GAAP financial performance. These non-GAAP financial measures exclude the impact of certain items and therefore have not been calculated in accordance with GAAP. In each case, because our operating performance is a function of our liquidity, the non-GAAP measures used by management are presented and defined as supplemental liquidity measures. We caution readers that amounts presented in accordance with our definitions of Adjusted Cash Receipts, Adjusted EBITDA and Adjusted Cash Flow may not be the same as similar measures used by other companies. Not all companies and analysts calculate the non-GAAP measures we use in the same manner. We compensate for these limitations by using non-GAAP financial measures as supplements to GAAP financial measures and by presenting the reconciliations of the non-GAAP financial measures to their most comparable GAAP financial measures, in each case being Net cash provided by operating activities.

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

In addition, we believe that Adjusted Cash Receipts and Adjusted Cash Flow help identify underlying trends in the business and permit investors to more fully understand how management assesses the performance of the Company, including planning and forecasting for future periods. Adjusted Cash Receipts and Adjusted Cash Flow are used by management as key liquidity measures in the evaluation of the Company’s ability to generate cash from operations. Both measures are an indication of the strength of the Company and the performance of the business. Management uses Adjusted Cash Receipts and Adjusted Cash Flow when considering available cash, including for decision-making purposes related to funding of acquisitions, voluntary debt repayments, dividends and other discretionary investments. Further, these non-GAAP financial measures help management, the audit committee and investors evaluate our ability to generate liquidity from operating activities.

Management believes that Adjusted EBITDA is an important non-GAAP measure in analyzing our liquidity and is a key component of certain material covenants contained within the Company’s credit agreement. Noncompliance with the interest coverage ratio and leverage ratio covenants under the credit agreement could result in our lenders requiring the Company to immediately repay all amounts borrowed. If we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to the assessment of our liquidity.

Management uses Adjusted Cash Flow to evaluate its ability to generate cash and performance of the business and to evaluate the Company’s performance as compared to its peer group. Management also uses Adjusted Cash Flow to compare its performance against non-GAAP adjusted net income measures used by many companies in the biopharmaceutical industry, even though each company may customize its own calculation and therefore one company’s metric may not be directly comparable to another’s. We believe that non-GAAP financial measures, including Adjusted Cash Flow, are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

The non-GAAP financial measures used in this Annual Report on Form 10-K have limitations as analytical tools, and you should not consider them in isolation or as a substitute for the analysis of our results as reported under GAAP. We have provided a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure, in each case being Net cash provided by operating activities below.

To arrive at Adjusted Cash Receipts, we start with the GAAP line item, Net cash provided by operating activities, and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (primarily Tecfidera milestone payments), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments, (5) Payments for operating and professional costs, (6) Payments for rebates and (7) Swap termination payments, and to deduct (1) Distributions to non-controlling interest, which represents distributions to our historical non-controlling interest attributable to a de minimis interest in RPCT held by certain legacy investors and to a new non-controlling interest that was created as a result of the Exchange Offer Transactions in February 2020 related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI and (2) Swap collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or, Adjusted Cash Receipts.

To arrive at Adjusted EBITDA, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (primarily Tecfidera milestone payments), (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Interest paid, net of Interest received and (4) Development-stage funding payments and (5) Swap termination payments, and to deduct (1) Distributions to non-controlling interest and (2) Swap collateral posted or (received), net.

To arrive at Adjusted Cash Flow, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (primarily Tecfidera milestone payments), (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Upfront development-stage funding payments and (4) Contributions from non-controlling interest- R&D, and to deduct (1) Distributions to non-controlling interest and (2) Investment in non-consolidated affiliates. This is intended to present an Adjusted Cash Flow measure that is representative of cash generated from the broader business strategy of acquiring royalty-generating assets that are available for reinvestment and for discretionary purposes.

(in thousands)	Years Ended December 31,
	2020	2019	2018
Net cash provided by operating activities (GAAP)	$2,034,629	$1,667,239	$1,618,317
Adjustments:
Proceeds from available for sale debt securities (1)	3,000	150,000	750,000
Distributions from non-consolidated affiliates - investing (2)	15,084	—	—
Interest paid, net (2)	95,492	234,828	243,216
Ongoing development-stage funding payments (3)	20,479	83,036	108,163
Upfront development-stage funding payments (3)	5,810	—	284,446
Payments for operating and professional costs	179,709	88,524	72,535
Payments for rebates	—	—	125
Swap termination payments	35,448	—	—
Distributions to non-controlling interest (2)	(543,952)	(154,084)	(268,693)
Swap collateral (received) or posted, net (2)	(45,252)	45,270	(2,957)
Adjusted Cash Receipts (non-GAAP)	$1,800,447	$2,114,813	$2,805,152

Net cash provided by operating activities (GAAP)	$2,034,629	$1,667,239	$1,618,317
Adjustments:
Proceeds from available for sale debt securities (1)	3,000	150,000	750,000
Distributions from non-consolidated affiliates - investing (2)	15,084	—	—
Interest paid, net (2)	95,492	234,828	243,216
Ongoing development-stage funding payments (3)	20,479	83,036	108,163
Upfront development-stage funding payments (3)	5,810	—	284,446
Swap termination payments	35,448	—	—
Distributions to non-controlling interest (2)	(543,952)	(154,084)	(268,693)
Swap collateral (received) or posted, net (2)	(45,252)	45,270	(2,957)
Adjusted EBITDA (non-GAAP)	$1,620,738	$2,026,289	$2,732,492

Net cash provided by operating activities (GAAP)	$2,034,629	$1,667,239	$1,618,317
Adjustments:
Proceeds from available for sale debt securities (1)	3,000	150,000	750,000
Distributions from non-consolidated affiliates - investing (2)	15,084	—	—
Upfront development-stage funding payments (3)	5,810	—	284,446
Distributions to non-controlling interest (2)	(543,952)	(154,084)	(268,693)
Investment in non-consolidated affiliates (2), (4)	(40,155)	(27,042)	(24,173)
Contributions from non-controlling interests-R&D (2)	8,482	—	—
Adjusted Cash Flow (non-GAAP)	$1,482,898	$1,636,113	$2,359,897

(1) Receipts from our Tecfidera milestone payments are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows. In 2020, amount includes a payment from Biohaven in respect of an expired option to exercise additional funding of the Biohaven Series A Preferred Shares.

(2) The table below shows the line item for each adjustment and the direct location for such line item on the Statement of Cash Flows.

Reconciling adjustment	Statement of Cash Flows classification
Investments in non-consolidated affiliates	Investing activities
Distributions to non-controlling interest	Financing activities
Interest paid, net	Operating activities (Interest paid less Interest received)
Swap collateral (received) or posted, net	Operating activities (Swap collateral received less Swap collateral posted)
Contributions from non-controlling interest- R&D	Financing activities
Distributions from non-consolidated affiliates - investing	Investing activities

(3) Our lenders consider all payments made to support R&D activities for products undergoing late-stage development similar to asset acquisitions as these funds are expected to generate operational returns in the future. All ongoing and upfront development-stage funding payments are reported in R&D funding expense in net income and are added back in aggregate to Net cash provided by operating activities to arrive at Adjusted Cash Receipts and Adjusted EBITDA. As a result, Adjusted Cash Receipts and Adjusted EBITDA capture the full add-back for R&D funding payments while Adjusted Cash Flow only reflects the add-back for the upfront portion of development-stage funding payments due to the fact that ongoing development-stage funding payments are considered an ongoing business expense.

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

For the year ended December 31, 2020, we invested $2.3 billion in royalties and related assets, including nine new investments. While volatility exists in the quantum of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Included below is a table of investment activity over each of the last nine years based on the type of investment at the acquisition date. Amounts presented in the table below reflect cash paid at the acquisition date; any associated contractual payments are reflected in the period in which cash was paid.

(in thousands)
	Average	2020	2019	2018	2017	2016	2015	2014	2013	2012
Approved / marketed royalties	$928,943	$1,404,221	$1,848,711	$269,554	$2,200,480	$1,197,210	$337,882	$468,427	$510,000	$124,000
Development-stage royalties (1) (2)	772,846	894,469	445,699	569,592	220,093	99,242	120,285	3,428,530	391,287	786,417
Totals	$1,701,789	$2,298,690	$2,294,410	$839,146	$2,420,573	$1,296,452	$458,167	$3,896,957	$901,287	$910,417

Number of new investments (3)	5	9	8	6	3	2	1	6	2	4

(1) Development stage royalties include: direct R&D funding arrangements and funding arrangements executed through our joint venture partnership with the Avillion Entities, investments in development-stage product candidates, and investments in securities primarily made in connection with royalty acquisitions from the seller.
(2) In 2014, acquisitions of development-stage royalties included $3.3 billion for the acquisition of royalties on the cystic fibrosis franchise. At the time of the investment, Kalydeco was the only approved product in the franchise, while the vast majority of the value of our investment was tied to development-stage product candidates.
(3) Excludes continued investments in development-stage product candidates, such as funding paid over time, and subsequent tranches of an accelerated royalty.

Summary of royalty acquisition activity

•In January 2021, we acquired royalty interests in seltorexant from Minerva Neurosciences, Inc. for an upfront payment of $60 million and up to $95 million in additional milestone payments, contingent on the achievement of certain clinical, regulatory and commercialization milestones. Seltorexant is currently in Phase III development for the treatment of major depressive disorder (MDD) with insomnia symptoms by Janssen Pharmaceutica, N.V., a subsidiary of Johnson & Johnson.

•In December 2020, we acquired royalty interests from BioCryst Pharmaceuticals, Inc. on (1) ORLADEYO (betrotralstat) to support the launch of the product in hereditary angioedema (HAE) and (2) its development stage Factor D inhibitor BCX9930 in exchange for an upfront cash payment of $125 million.

•In October 2020, we acquired the residual royalty interest in Vertex’s cystic fibrosis franchise owned by the Cystic Fibrosis Foundation. The agreement includes an upfront payment of $575 million and a potential milestone payment of $75 million.

•In August 2020, we entered into an expanded agreement with Biohaven Pharmaceuticals for up to $450 million to fund the development of zavegepant and the commercialization of Nurtec ODT. Biohaven received an upfront payment of $150 million and will receive an additional $100 million payment upon the start of the oral zavegepant Phase III program. We will receive a royalty on Nurtec ODT and zavegepant and success-based milestone payments based on zavegepant regulatory approvals. We will also provide further support for the ongoing launch of Nurtec ODT through the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200 million payable between 2021 and 2024. In return, Biohaven will pay a series of equal fixed payments between 2025 and 2030.

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

•In the second quarter of 2020, we acquired a royalty on (1) Prevymis, an approved product to prevent cytomegalovirus (CMV) infection in stem cell transplants, from AiCuris Anti-infective Cures GmbH in exchange for an upfront payment of $220 million and (2) IDHIFA, an approved product for the treatment of adult patients with relapsed or refractory acute myeloid leukemia (AML) with an isocitrate dehydrogenase-2 (IDH2) mutation, from Agios Pharmaceuticals, Inc. in exchange for an upfront payment of $255 million.

•In the first quarter of 2020, we acquired a royalty on Entyvio, an approved product for the treatment of ulcerative colitis and Crohn’s disease, from The General Hospital Corporation in exchange for an upfront payment of $86.6 million.

•In the fourth quarter of 2019, we agreed to pay $320 million to acquire from Ultragenyx Pharmaceutical, Inc. a royalty on the European sales of Crysvita, an approved product for the treatment of XLH, a rare genetic orphan disease that has a profound impact on bone development in adults and children, subject to certain caps.

•In the fourth quarter of 2019, we agreed to pay up to $330 million to purchase a royalty owned by Eisai Co., Ltd (“Eisai”), on future worldwide sales outside Japan of Tazerik (tazemetostat), a novel targeted therapy in late-stage clinical development with the potential to be approved in several cancer indications. We acquired a portion Eisai’s future worldwide royalties on net sales by Epizyme of Tazerik outside Japan, for an upfront payment of $110 million plus up to an additional $220 million for the remainder of the royalty upon FDA approval of Tazverik for certain indications. The FDA approved Tazverik in January 2020 for epithelioid sarcoma which triggered our obligation to fund the second $110 million tranche in November 2020. In June 2020, the FDA approval of additional indications triggered our recognition of a liability for the final tranche payment of $110.0 million in November 2021.

•In the fourth quarter of 2019, we made a $100 million investment in Epizyme. In exchange for an upfront payment of $100 million, we received (1) shares of Epizyme common stock, (2) a warrant to purchase an additional 2.5 million shares of Epizyme common stock at $20 per share over a three-year term and (3) Epizyme’s royalty on sales of Tazverik in Japan payable by Eisai. We also lowered Epizyme’s royalty on Tazverik above certain sales thresholds and granted Epizyme an 18-month put option to sell an additional $50 million of its common stock to RPIFT at then-prevailing prices, not to exceed $20 per share. Epizyme exercised its put option on December 30, 2019, which resulted in Epizyme issuing RPIFT 2.5 million shares on settlement in February 2020.

•In the first quarter of 2019, we entered into a preferred share purchase agreement with Biohaven through which we purchased $125 million in Series A Preferred Shares, providing us with a fixed return on redemption of two times our investment on FDA approval of Biohaven’s pipeline product, Nurtec ODT, for migraine treatment. The FDA approved Nurtec ODT for the acute treatment of migraine in adults in February 2020.

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

•In 2018, we acquired (1) from Zealand Pharma, future royalty streams and $85 million of potential commercial milestones on Sanofi’s Lixisenatide franchise in exchange for $205 million up front, (2) from Biohaven, rights to future cash flows on Nurtec ODT and zavegepant, development-stage product candidates, in exchange for $100 million in up-front R&D funding and a payment of $50 million for Biohaven’s common stock and (3) from Immunomedics, a tiered, sales-based royalty on Trodelvy, which was at the time a development-stage product candidate, in exchange for an up-front payment of $175 million for R&D funding and a payment of $75 million for Immunomedics’ common stock, acquired at a premium.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the years ended December 31, 2020, 2019 and 2018, we generated $2.0 billion, $1.7 billion and $1.6 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and our Revolving Credit Facility will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions, and contractually obligated equity and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In June 2020, we completed our IPO and received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. In September 2020, we refinanced our syndicated term loan facilities with $6.0 billion of Notes. Additionally, we entered into a $1.5 billion Revolving Credit Facility in September 2020. The Revolving Credit Facility remains undrawn and available to us as of December 31, 2020. Our ability to satisfy our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.
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

As of December 31, 2020, we had total long-term debt outstanding of $5.8 billion. As of December 31, 2019, we had total long-term debt outstanding of $6.0 billion. In February 2020, in connection with the Exchange Offer Transactions, we repaid our outstanding debt held by RPIFT in full and issued new long-term debt at RPI Intermediate FT. In September 2020, we repaid in full our Senior Secured Credit facilities entered into in February 2020 using the proceeds of the Notes in addition to cash on hand.

Cash flows

The following table summarizes our cash flow activities:

(in thousands)	Years Ended December 31,
	2020	2019	2018
Cash provided by (used in):
Operating activities	$2,034,629	$1,667,239	$1,618,317
Investing activities	$(2,759,320)	$(2,153,625)	$303,424
Financing activities	$1,487,172	$(1,191,626)	$(1,379,101)

Analysis of Cash Flow Changes

Operating activities

Years ended December 31, 2020 and 2019

Cash provided by operating activities increased by $367.4 million in 2020 compared to 2019. The primary drivers were an increase in cash collections from financial royalty assets of $187.8 million and a decrease in interest paid of $151.8 million. The decrease in interest paid was driven by lower interest rates under the refinanced senior secured credit facilities and a semi-annual interest payment schedule on the Notes, which resulted in no interest payments made on the Notes in 2020. Further contributing to the increased cash from operations was a decline in ongoing development-stage funding payments of $62.6 million due to the completion of our co-funding arrangement with Pfizer in 2019. Partially offsetting these increases were increased payments for operating and professional costs of $91.2 million primarily due to the higher Operating and Personnel Payments under the New Management Agreement and increased costs for professional services in connection with the Reorganization Transactions.

Years ended December 31, 2019 and 2018

Cash provided by operating activities increased by $48.9 million in 2019 compared to 2018, primarily as a result of a smaller amount of upfront payments related to development stage funding. In 2018, we paid $284.4 million to acquire royalties on development-stage product candidates of Biohaven and Immunomedics. Partially offsetting the impact of these reduced payments in the current year was a reduction of $179.6 million on cash collections from royalty assets and other royalty cash collections primarily due to the expiration of royalties on Humira and Remicade. The declines in Mature Products were partially offset by increases in cash collections from royalties primarily on the cystic fibrosis franchise, Promacta, Imbruvica and the HIV franchise. We also posted collateral of $45.6 million in 2019 related to our interest rate swaps compared to $0.5 million in 2018 as a result of unfavorable movements in LIBOR.

Investing activities
Years ended December 31, 2020 and 2019

Cash used in investing activities increased by $605.7 million in 2020 compared to 2019, primarily due to using more cash to purchase marketable securities and to acquire financial royalty assets in 2020. The increase in cash used to purchase marketable securities and acquire financial royalty assets was partially offset by an increase of $90.4 million in proceeds from sales and maturities of marketable securities and $384.8 million in proceeds received from the full redemption of our investment in Immunomedics common stock upon its acquisition by Gilead in the fourth quarter of 2020. We also purchased available for sale debt securities of $125.1 million in 2019 and made the Tysabri milestone payment of $250.0 million in 2019, for which there was not comparable activity in 2020.

Years ended December 31, 2019 and 2018

Cash used in investing activities in 2019 was $2.2 billion, compared to cash provided by investing activities of $303.4 million in 2018. In 2019, we made several acquisitions of financial royalty assets, totaling $2.0 billion. We also spent $213.0 million on investments in securities and warrants in 2019, compared to $152.8 million in 2018. As our Tecfidera agreement came to an end with the last milestone earned in December 31, 2018, we collected cash receipts on Tecfidera of $150.0 million in 2019 compared to $750.0 million for 2018.

Financing activities

Years ended December 31, 2020 and 2019

Cash provided by financing activities in 2020 was $1.5 billion compared to cash used in financing activities of $1.2 billion in 2019. The proceeds from the issuance of Class A ordinary shares upon our IPO in June 2020 provided cash of $1.9 billion, net of offering costs paid. The repayment of RPIFT’s outstanding debt in February 2020, including through amounts contributed by a non-controlling interest, and subsequent Note issuances yielded net proceeds of $727.9 million. The proceeds from these 2020 financing activities were partially offset by an increase of $571.0 million in cash distributions to non-controlling interest in 2020 due to the new contractual non-controlling interest held by the Legacy Investors Partnerships and dividends paid to shareholders of our Class A ordinary shares of $112.5 million.

Years ended December 31, 2019 and 2018

Cash used in financing activities in 2019 declined by $187.5 million in 2019 compared to 2018, primarily due to decreases in distributions to non-controlling interest and to unitholders. Distributions to non-controlling interest declined as products held by the RPCT are maturing.

Sources of Capital

As of December 31, 2020, our cash and cash equivalents and marketable securities totaled $1.0 billion and $983.3 million, respectively. As of December 31, 2019, our cash and cash equivalents and our marketable securities totaled $246.2 million and $94.5 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of short-term marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Senior Unsecured Notes

On September 2, 2020, we issued $6.0 billion of Notes with a weighted average coupon rate of 2.125% and requiring interest payments of approximately $127.5 million on an annual basis, paid semi-annually. The Notes consist of the following:
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

The indenture governing the Notes contains certain covenants which we were in compliance with as of December 31, 2020. We used the net proceeds from the Notes offering, together with available cash on hand, to repay in full the Senior Secured Credit Facilities.
Revolving Credit Facility

On September 18, 2020, RP Holdings, as borrower, entered into a five-year Revolving Credit Facility which provides for borrowing capacity up to $1.5 billion for general corporate purposes. Our revolving credit agreement includes certain customary financial covenants with which we were in compliance as of December 31, 2020. The Revolving Credit Facility remains undrawn and available to us as of December 31, 2020.

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
We had the following indebtedness outstanding at December 31, 2020 and 2019:

(in thousands)	Maturity	Interest rate	December 31, 2020	December 31, 2019
Senior Unsecured Notes:
Senior unsecured notes (issued at 99.322% of par)	9/2023	0.750%	$1,000,000	$—
Senior unsecured notes (issued at 98.875% of par)	9/2025	1.200%	1,000,000	—
Senior unsecured notes (issued at 98.284% of par)	9/2027	1.750%	1,000,000	—
Senior unsecured notes (issued at 97.760% of par)	9/2030	2.200%	1,000,000	—
Senior unsecured notes (issued at 95.556% of par)	9/2040	3.300%	1,000,000	—
Senior unsecured notes (issued at 95.306% of par)	9/2050	3.550%	1,000,000	—

RPIFT Senior Secured Credit Facilities:
Term Loan B Facility	(1)	LIBOR + 200 bps	—	4,123,000
Term Loan A Facility	(1)	LIBOR + 150 bps	—	2,150,000
Total senior secured debt			6,000,000	6,273,000
Unamortized debt discount and issuance costs			(183,416)	(34,878)
Total long-term debt, including current portion			$5,816,584	$6,238,122

(1) In February 2020, the outstanding principal amounts of RPIFT’s prior term loan facilities were repaid in full with net proceeds from our Senior Secured Credit Facilities which we subsequently repaid in full in September 2020 with net proceeds from the Notes and available cash on hand.

RPIFT Senior Secured Credit Facilities

The RPIFT Senior Secured Credit Facilities (the “Prior Credit Facility”) was issued by our wholly-owned subsidiary, RPIFT and was investment grade rated. RPIFT used interest rate swap agreements to fix a portion of its floating rate debt. In February 2020, in connection with the Exchange Offer Transactions, the Prior Credit Facility was repaid in full and new long-term debt was issued by RPI Intermediate FT.

Guarantor Financial Information
Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. The par value and carrying value of the total outstanding and guaranteed Notes was $6.0 billion and $5.8 billion, respectively as of December 31, 2020.

The following tables present condensed combined summarized financial information for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of December 31, 2020 and for the year then ended.

Summarized Balance Sheet
(in thousands)	As of
December 31, 2020
Current assets	$51,625
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	15,709
Non-current assets	4,558
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,101,656
Current liabilities	44,161
Current interest payables on intercompany notes due to Non-Guarantor Subsidiaries	15,709
Current intercompany payables due to Non-Guarantor Subsidiaries	1,182
Non-current liabilities	5,816,133
Non-current intercompany notes payable due to non-Guarantor Subsidiaries	2,101,656

Summarized Statement of Comprehensive Income
(in thousands)	For the year ended
December 31, 2020
Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$17,727
Expenses	74,458
Interest expense on intercompany notes payable with Non-Guarantor Subsidiaries	17,727
Net loss	74,458

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

Distributions to Shareholders/Unitholders

We made distributions of $285.4 million to shareholders prior to the IPO in June 2020. We paid dividends to holders of our Class A ordinary shares of $112.5 million in 2020 subsequent to the IPO. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

We made distributions of $739.3 million and $814.4 million to unitholders in 2019 and 2018, respectively.

Commercial Launch Preferred Equity and Other Funding Arrangements

On August 7, 2020, we entered into a Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven to purchase up to 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”), for a total of $200.0 million payable on a quarterly basis between March 31, 2021 and December 31, 2024.

We have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners and to provide additional capital related to our equity method investment in the Avillion entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital requirements which approximate $68.2 million as of December 31, 2020.

Debt service

The future principal and interest payments under our Notes as of December 31, 2020, over the next five years and thereafter are as follows:

(in thousands)
Year	Principal Payments	Interest Payments
2021	$—	$127,500
2022	—	127,500
2023	1,000,000	127,500
2024	—	120,000
2025	1,000,000	120,000
Thereafter	4,000,000	1,527,500
Total (1)	$6,000,000	$2,150,000

(1) Excludes unamortized discount and loan issuance costs on long-term debt of $183.4 million at December 31, 2020, which are amortized through interest expense over the remaining life of the underlying debt obligations.

Commitments, Contingencies and Guarantees

We are involved in certain legal proceedings arising in the ordinary course of business and, as required, accrue an estimate of the probable costs for resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. In general, estimates are developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Amounts related to contingent milestone payments are not considered contractual obligations and are excluded from the table below, as they are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. Amounts we expect to fund based on contingent milestones in the next twelve months primarily relate to $100.0 million due to Biohaven upon the start of the oral zavegepant Phase III program. As of December 31, 2020, we recognized a current liability of $18.6 million related to a sales-based milestone for Erleada that was achieved in the three months ended December 31, 2020.

The table below summarizes our contractual obligations at December 31, 2020 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods.

(in thousands)
	Total	<1 year	1-3 years	3-5 years	>5 years
Long-term debt:
Principal payments on Notes	$6,000,000	$—	$1,000,000	$1,000,000	$4,000,000
Interest payments on Notes	2,150,000	127,500	255,000	240,000	1,527,500
Commercial Launch Preferred Equity funding	200,000	70,442	93,938	35,620	—
Purchase obligation (1)	110,000	110,000	—	—	—
Funding commitments (2)	68,225	49,225	8,000	8,000	3,000
Operating and Personnel Payments (3)	Refer to footnote (2) below	Refer to footnote (2) below	Refer to footnote (2) below	Refer to footnote (2) below	Refer to footnote (2) below
Total (4)	$8,528,225	$357,167	$1,356,938	$1,283,620	$5,530,500
(1)    Under the terms of our funding agreement with Eisai, we are obligated to fund the third and final tranche of the Tazverik royalty for $110.0 million in November 2021, following the FDA approval of additional indications of Tazverik in June 2020. The purchase obligation is recorded within current liabilities on the consolidated balance sheet at December 31, 2020.
(2)    Funding commitments include amounts we are contractually obligated to fund in respect of R&D funding arrangements with our development partners and committed capital related to our equity method investment in the Avillion entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development is included in the above table.
(3)    Under the Management Agreement that became effective in February 2020, RPI will pay quarterly operating and personnel payments in respect of operating and personnel expenses to the Manager or its affiliates (the “Operating and Personnel Payments”) equal to 6.5% of the Adjusted Cash Receipts for such quarter and 0.25% of the GAAP value of our security investments, including equity securities and derivative financial instruments, as of the end of such quarter. Because the fee is variable and based on projected cash receipts, no amounts are fixed.
(4)    Excluded from the table are amounts related to various obligations with no specific contractual commitment or maturity.

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

Our most critical accounting policies relate to our royalties and the full descriptions can be found in Note 2–Summary of Significant Accounting Policies to the consolidated financial statements. Similarly, the most significant judgments and estimates applied by management are associated with the measurement of our financial royalty assets. The application of the prospective approach to measure income from our financial royalty assets requires management’s judgment in forecasting the expected future cash flows of the underlying royalties. These estimates and judgments arise because of the inherent uncertainty in predicting future events.

Income and provision recognition from financial royalty assets can be impacted by management’s assumptions around (1) product growth rates and sales trends in outer years, (2) the geographical allocation of annual sales data from sell-side equity research analysts’ models, (3) product and pricing mix for franchised products, (4) the strength of patent protection, including anticipated entry of generics and (5) estimates of the duration of the royalty. The amounts and duration of forecasted expected future cash flows are largely influenced by sell-side equity research analyst coverage, commercial performance of the product and the royalty duration.

For example, based on the level of detail in sell-side equity research analyst models, management may be required to apply assumptions to the sales forecasts to estimate the quarterly and geographical allocation from annual sales projections and, for franchised products, to estimate the product mix and pricing mix, or to exclude from projections sales forecasts for development-stage product candidates or indications. When royalty-bearing pharmaceutical products have no coverage, limited sell-side equity research analyst coverage or where sell-side equity research analyst estimates are not available for the full term of our royalty, particularly for the later years in a product’s life, management uses reasonable judgment to make assumptions about the growth or decline in the sales of these products based on historical data, publicly available information for the marketer, industry data and market trends, and management’s own expertise.

The royalty duration is important for purposes of accurately measuring interest income over the life of a financial royalty asset. In making assumptions around the royalty duration for terms that are not contractually fixed, management considers the strength of existing patent protection, expected entry of generics, geographical exclusivity periods and potential patent term extensions tied to the underlying product. It is common for royalty durations to expire earlier or later than anticipated due to unforeseen positive or negative developments over time, including with respect to the granting of patents and patent term extensions, the invalidation of patents, litigation between the party controlling the patents and third party challengers of the patents, the ability of third parties to design around or circumvent valid patents, the granting of regulatory exclusivity periods or extensions, timing for the arrival of generic or biosimilar competitor products, changes to legal or regulatory regimes affecting intellectual property rights or the regulation of pharmaceutical products, product life cycles and industry consolidations.

A shortened royalty term can result in a reduction in the effective interest rate, a decline in income from financial royalty assets, significant reductions in royalty payments compared to expectations, or a permanent impairment. Changes in sell-side equity research analyst consensus forecasts directly impact future interest income and recognition of any provision income or expense in the same manner.

Recent Accounting Pronouncements

See Note 2–Summary of Significant Accounting Policies to our consolidated financial statements for additional information on recently issued accounting standards.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to certain risks which may affect our results of operations, cash flows and fair values of assets and liabilities, including volatility in foreign currency exchange rates and interest rate movements. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the nature of the marketable securities we hold. Although we currently do not have any interest rate swaps or foreign currency forward contracts in place, we have historically managed the impact of foreign currency exchange rate and interest rate risk through various financial instruments and derivative instruments. We only use derivatives strategically to hedge existing interest rate exposure and to minimize volatility in cash flow and earnings arising from our exposure to foreign currency risk. We do not enter into derivative instruments for trading or speculative purposes. The counterparties to these contracts are all major financial institutions.

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange risk through transactional exposure resulting from movements in exchange rates between the time we recognize royalty income or royalty revenue and the time at which the transaction settles, or we receive the royalty payment. The current portion of Financial royalty assets, net and Accrued royalty receivable account for the most common types of transactional exposure. Because we are entitled to royalties on worldwide sales for various products, there is an underlying exposure to foreign currency as the marketer converts payment amounts from local currencies to U.S. dollars using a quarterly average exchange rate. Therefore, cash received may differ from the estimated receivable based on fluctuations in currency. In addition, certain products pay royalties in currencies other than U.S. dollars, which also creates foreign currency risk primarily with respect to the Euro, Canadian Dollar, Swiss Franc and Japanese Yen, as our functional and reporting currency is the U.S. dollar. To manage foreign currency exchange risk, we may periodically utilize non-deliverable forward exchange contracts. We do not currently have any foreign exchange contracts in place.

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. As of December 31, 2020, we held cash and cash equivalents of $1.0 billion, of which $832.7 million was cash, $151.7 million was invested in commercial paper and certificates of deposit and $24.3 million was invested in interest-bearing money market funds. We also held $983.3 million in marketable securities at December 31, 2020 invested in corporate debt securities, commercial paper and certificates of deposit.

As of December 31, 2019, we had cash and cash equivalents of $246.2 million, of which $19.9 million was cash, $222.3 million was invested in interest-bearing money market funds and $4.0 million was invested in certificates of deposit. In addition, as of December 31, 2019 we had $94.5 million in marketable securities invested in U.S. government securities, commercial paper and certificates of deposit.
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

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. Following the Notes issuance in September 2020, 100% of our outstanding debt became fixed with a total weighted average coupon rate of 2.125% as of December 31, 2020. In September 2020, we also entered into a five-year $1.5 billion Revolving Credit Facility with a variable interest rate that remained undrawn as of December 31, 2020. We are subject to interest rate fluctuation exposure related to the Revolving Credit Facility, if drawn. As of December 31, 2019, 33% of our debt was effectively fixed with a total weighted average interest rate of 3.69% across the portfolio. In connection with the Reorganization Transactions, we terminated all of our interest rate swaps and currently do not have in place any derivative hedging our debt.

Credit and Counterparty Risk

We are exposed to credit risk related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our derivative contracts. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, AbbVie, Amgen, Bristol-Myers Squibb, Celgene, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche/Genentech and Vertex. The individual marketers making up the largest balance of our current portion of Financial royalty assets, net were Vertex as of December 31, 2020 and Biogen as of December 31, 2019, accounting for 27% and 18%, respectively. Refer to “—Understanding Our Results of Operations” within this MD&A for a discussion of the marketers or royalty payors accounting for greater than 10% of our total income and other revenues for the years ended December 31, 2020 and 2019.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements and to our derivative contracts so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of income or revenue on our royalty assets or on the settlement of our derivative contracts. Of the $2.1 billion of notional interest rate swaps agreements in effect at December 31, 2019, the maximum exposure with any single counterparty accounted for 29% of our total interest rate swap portfolio. If a counterparty becomes bankrupt, or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding.

Item 8.         Financial Statements and Supplementary Data

ROYALTY PHARMA PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Royalty Pharma plc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Royalty Pharma plc (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Financial Royalty Assets
Description of the Matter
As disclosed in Note 6, the Company’s total financial royalty assets, net, were carried at $12,955,277 thousand as of December 31, 2020. For the year ended December 31, 2020 the Company recognized income from financial royalty assets of $1,959,975 thousand. As explained in Note 2 to the consolidated financial statements, the Company’s financial royalty assets are measured at amortized cost using the prospective effective interest rate method. The effective interest rate (“EIR”) is calculated by forecasting the expected future cash flows to be received over the life of the asset relative to the initial invested amount. Income from financial royalty assets is calculated by multiplying the carrying value of the royalty asset by the EIR. The EIR is reviewed and adjusted quarterly as differences between expected and actual cash flows are realized and for any other changes to the future cash flows.

Auditing the valuation of the financial royalty assets and related interest income was complex because the assumptions used by Management to forecast the expected cash flows from the underlying royalties are judgmental and subject to estimation uncertainty. The key assumptions in the determination of the expected cash flows are product growth rates applied to forecasted sales in the later years in the royalty life, the percentage of sales which will bear royalties, and royalty duration. As more fully described in Note 2, these assumptions are based on a number of factors.

How We Addressed the Matter in Our Audit
To test the valuation of the financial royalty assets and related interest income, our audit procedures included, among others, evaluating the methodology and completeness and accuracy of the data used to develop the key assumptions identified above. We assessed the reasonableness of product growth rates and royalty bearing sales adjustments by considering explanations from the Company’s internal research team, corroborated by discussion with Management and inspection of relevant evidence to support the conclusions reached. For royalty duration, we compared Management’s assessment of the likely date of expiry of the Company’s cash flows against original purchase documentation and independently corroborated this with available published information sources such as those from regulatory bodies, counterparties, and product marketers.

We also performed sensitivity analyses over these assumptions. We assessed the historical accuracy of Management’s estimates by comparing expected cash flows to actual cash receipts. We also evaluated the related disclosures in the consolidated financial statements.

/s/ Ernst & Young

We have served as the Company’s auditor since 2003.

Dublin, Ireland
February 24, 2021

ROYALTY PHARMA PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$1,008,680	$246,199
Marketable securities	983,279	94,455
Financial royalty assets	587,193	452,560
Accrued royalty receivable	33,155	33,525
Available for sale debt securities	69,984	—
Other royalty income receivable	6,011	5,241
Other current assets	8,596	92
Total current assets	2,696,898	832,072

Financial royalty assets, net	12,368,084	10,842,052
Intangible royalty assets, net	28,666	51,724
Equity securities	298,689	380,756
Available for sale debt securities	144,416	131,280
Derivative financial instruments	5,439	42,315
Investments in non-consolidated affiliates	454,936	124,061
Other assets	23,158	45,635
Total assets	$16,020,286	$12,449,895

Liabilities and equity
Current liabilities
Distribution payable to non-controlling interest	$126,366	$31,041
Accounts payable and accrued expenses	10,775	11,177
Interest payable	42,146	—
Accrued purchase obligation	110,000	—
Milestone payable	18,600	—
Current portion of long-term debt	—	281,984
Derivative financial instruments	—	9,215
Total current liabilities	307,887	333,417

Long-term debt	5,816,584	5,956,138
Derivative financial instruments	—	18,902
Total liabilities	6,124,471	6,308,457
Commitments and contingencies
Shareholders’/Unitholders’ equity
Shareholders’ contributions	—	3,282,516
Class A ordinary shares, $0.0001 par value; 388,135 and 0 issued and outstanding, respectively	39	—
Class B shares, $0.000001 par value; 218,976 and 0 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 0 issued and outstanding, respectively	63	—
Deferred shares, $0.000001 par value, 316,407 and 0 issued and outstanding, respectively	—	—
Additional paid-in capital	2,865,964	—
Retained earnings	1,920,635	2,825,212
Non-controlling interest	5,077,036	35,883
Accumulated other comprehensive income	34,395	2,093
Treasury interests	(2,317)	(4,266)
Total shareholders’/unitholders’ equity	9,895,815	6,141,438

Total liabilities and shareholders’/unitholders’ equity	$16,020,286	$12,449,895
See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019	2018
Total income and revenues
Income from financial royalty assets	$1,959,975	$1,648,837	$1,524,816
Revenue from intangible royalty assets	143,382	145,775	134,118
Other royalty income	18,996	19,642	135,960
Total income and other revenues	2,122,353	1,814,254	1,794,894

Operating expenses
Research and development funding expense	26,289	83,036	392,609
Provision for changes in expected cash flows from financial royalty assets	230,839	(1,019,321)	(57,334)
Amortization of intangible assets	23,058	23,924	33,267
General and administrative expenses	181,715	103,439	61,906
Other operating expenses	65,053	—	—
Total operating expenses, net	526,954	(808,922)	430,448

Operating income	1,595,399	2,623,176	1,364,446

Other (income)/expense
Equity in (earnings)/loss of non-consolidated affiliates	(44,459)	32,517	7,023
Interest expense	157,059	268,573	279,956
Realized gain on available for sale debt securities	—	—	(419,481)
Unrealized loss/(gain) on derivative financial instruments	42,076	39,138	(11,923)
(Gain)/loss on equity securities	(247,073)	(155,749)	13,939
Unrealized gain on forwards	(18,600)	—	—
Interest income	(28,379)	(22,329)	(24,441)
Other non-operating expense/(income), net	32,821	(393)	1,518
Total other (income)/expense, net	(106,555)	161,757	(153,409)
Consolidated net income before tax	1,701,954	2,461,419	1,517,855
Income tax expense	—	—	—
Consolidated net income	1,701,954	2,461,419	1,517,855

Less: Net income attributable to non-controlling interest	(726,914)	(112,884)	(140,126)

Net income attributable to controlling interest	975,040	2,348,535	1,377,729

Other comprehensive income/(loss)
Reclassification of loss on interest rate swaps	4,066	6,189	8,003
Unrealized gain/(loss) on available for sale debt securities	83,120	6,159	(402,502)
Reclassification of unrealized gain on available for sale debt securities	(20,551)	—	—
Other comprehensive income/(loss)	66,635	12,348	(394,499)
Comprehensive income	1,041,675	2,360,883	983,230

Less: Other comprehensive income attributable to non-controlling interest	(12,873)	—	—
Comprehensive income attributable to controlling interest	$1,028,802	$2,360,883	$983,230

Earnings per Class A ordinary share (1):
Basic	$1.32	N/A	N/A
Diluted	$1.32	N/A	N/A
Weighted average Class A ordinary shares outstanding (1):
Basic	375,444	N/A	N/A
Diluted	375,455	N/A	N/A
(1) Represents earnings per Class A ordinary share and weighted average Class A ordinary shares outstanding for the period from June 16, 2020 through December 31, 2020, the period following our initial public offering (see Note 13).

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Unitholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest	Treasury Interests	Total Equity
Balance at December 31, 2017	$3,282,516	$655,446	$381,381	$141,203	$—	$4,460,546
Distributions	—	(814,359)	—	(217,464)	—	(1,031,823)
Cumulative adjustment for adoption of ASU 2016-01	—	(2,863)	2,863	—	—	—
Net income	—	1,377,729	—	140,126	—	1,517,855
Other comprehensive income/(loss):
Unrealized loss on available for sale debt securities	—	—	(402,502)	—	—	(402,502)
Reclassification of loss on interest rate swaps	—	—	8,003	—	—	8,003
Balance at December 31, 2018	$3,282,516	$1,215,953	$(10,255)	$63,865	$—	$4,552,079
Distributions	—	(739,276)	—	(140,866)	—	(880,142)
Net income	—	2,348,535	—	112,884	—	2,461,419
Other comprehensive income/(loss):
Unrealized gain on available for sale debt securities	—	—	6,159	—	—	6,159
Reclassification of loss on interest rate swaps	—	—	6,189	—	—	6,189
Purchase of treasury interests	—	—	—	—	(4,266)	(4,266)
Balance at December 31, 2019	$3,282,516	$2,825,212	$2,093	$35,883	$(4,266)	$6,141,438

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Shareholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	$3,282,516	$2,825,212	$2,093	$35,883	$(4,266)	$6,141,438
Contributions	—	—	—	—	—	—	—	—	—	307,646	—	—	1,174,676	—	1,482,322
Transfer of interests	—	—	—	—	—	—	—	—	—	(1,037,161)	—	—	1,037,161	—	—
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	—	—	—	—	—	—	—	(192,705)	—	—	—	(192,705)
Distributions	—	—	—	—	—	—	—	—	—	—	(313,408)	—	(792,357)	—	(1,105,765)
Initial share issuance upon registration of Royalty Pharma plc	—	—	—	—	50	63	—	—	—	—	—	—	—	—	63
Net income prior to IPO	—	—	—	—	—	—	—	—	—	—	479,842	—	145,043	—	624,885
Issuance of Class B shares to Continuing Investors Partnerships	—	—	535,383	1	—	—	—	—	—	—	—	—	—	—	1
Effect of exchange by Continuing Investors of Class B shares for Class A ordinary shares and reallocation of historical equity	294,176	30	(294,176)	(1)	—	—	294,176	—	1,402,762	(2,553,001)	(1,261,014)	(24,022)	2,433,098	2,147	(1)
Issuance of Class A ordinary shares sold in IPO, net of offering costs	71,652	7	—	—	—	—	—	—	1,150,383	—	—	—	758,354	—	1,908,744
Share-based compensation and related issuance of Class A ordinary shares	76	—	—	—	—	—	—	—	5,428	—	—	—	—	—	5,428
Other exchanges	22,231	2	(22,231)	—	—	—	22,231	—	307,391	—	—	2,562	(309,566)	(198)	191
Dividends	—	—	—	—	—	—	—	—	—	—	(112,490)	—	—	—	(112,490)
Net income subsequent to IPO	—	—	—	—	—	—	—	—	—	—	495,198	—	581,871	—	1,077,069
Other comprehensive income:
Reclassification of loss on interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	4,066	—	—	4,066
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	60,617	22,503	—	83,120
Reclassification of unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(10,921)	(9,630)	—	(20,551)
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$—	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Cash collections from financial royalty assets	$2,121,923	$1,934,092	$2,052,592
Cash collections from intangible royalty assets	143,753	143,298	106,689
Other royalty cash collections	18,305	27,448	125,162
Distributions from non-consolidated affiliates	42,334	14,059	39,402
Interest received	7,704	20,136	24,441
Swap collateral received	45,252	360	3,467
Swap collateral posted	—	(45,630)	(510)
Swap termination payments	(35,448)	—	—
Ongoing development-stage funding payments	(20,479)	(83,036)	(108,163)
Upfront development-stage funding payments	(5,810)	—	(284,446)
Payments for operating and professional costs	(179,709)	(88,524)	(72,535)
Payments for rebates	—	—	(125)
Interest paid	(103,196)	(254,964)	(267,657)
Net cash provided by operating activities	2,034,629	1,667,239	1,618,317

Cash flows from investing activities:
Distributions from non-consolidated affiliates	15,084	—	—
Purchases of available for sale debt securities	—	(125,121)	—
Purchase of warrants	—	(8,840)	—
Purchases of equity securities	(50,000)	(78,999)	(152,810)
Proceeds from available for sale debt securities	3,000	150,000	750,000
Purchases of marketable securities	(1,705,283)	(817,402)	—
Proceeds from sales and maturities of marketable securities	815,440	725,070	—
Proceeds from equity securities	384,840	—	—
Investments in non-consolidated affiliates	(40,155)	(27,042)	(24,173)
Acquisitions of financial royalty assets	(2,182,246)	(1,721,291)	(269,593)
Milestone payments	—	(250,000)	—
Net cash (used in)/provided by investing activities	(2,759,320)	(2,153,625)	303,424

Cash flows from financing activities:
Distributions to shareholders/unitholders	(285,353)	(739,276)	(814,359)
Distributions to non-controlling interest	(543,952)	(154,084)	(268,693)
Distributions to non-controlling interest- other	(181,135)	—	—
Dividends to shareholders	(112,490)	—	—
Contributions from non-controlling interest- R&D	8,482	—	—
Contributions from non-controlling interest- other	58,957	—	—
Scheduled repayments of long-term debt	(94,200)	(294,000)	(294,000)
Repayments of long-term debt	(11,116,196)	—	—
Proceeds from issuance of long-term debt	11,891,030	—	—
Debt issuance costs and other	(46,715)	—	(2,049)
Purchase of treasury interests	—	(4,266)	—
Proceeds from issuance of Class A ordinary shares upon IPO, net of offering costs	1,908,744	—	—
Net cash provided by/(used in) financing activities	1,487,172	(1,191,626)	(1,379,101)
Net change in cash and cash equivalents	762,481	(1,678,012)	542,640
Cash and cash equivalents, beginning of year	246,199	1,924,211	1,381,571
Cash and cash equivalents, end of year	$1,008,680	$246,199	$1,924,211

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Purpose

Royalty Pharma plc is an English public limited company incorporated under the laws of England and Wales that was created for the purpose of consolidating our predecessor entities and facilitating the initial public offering (the “IPO”) of our Class A ordinary shares that was completed in June 2020.

Following our IPO, we control Royalty Pharma Holdings Ltd. (“RP Holdings”), a private limited company incorporated under the laws of England and Wales and U.K. tax resident through our ownership of RP Holdings’ Class A ordinary shares (the “RP Holdings Class A Interests”) and RP Holdings’ Class B ordinary shares (the “RP Holdings Class B Interests”). We conduct our business through RP Holdings and its subsidiaries and include RP Holdings and its subsidiaries in our consolidated financial statements.

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

RP Management, LLC (the “Manager”), a Delaware limited liability company, is an external adviser which is responsible for our management. RP Management (Ireland) Ltd. (“RP Ireland”), is the manager of Old RPI and equivalent to the board of directors of a company or general partner of a partnership and is responsible for the day to day operations of Old RPI. Its functions can be delegated to third parties. RP Ireland delegated responsibility for investment management of Old RPI to its parent company, the Manager, in accordance with the investment objectives and policies of Old RPI.

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

Reorganization Transactions

In connection with our IPO, we consummated an exchange offer on February 11, 2020 (the “Exchange Date”). Through the exchange offer, investors representing 82% of the aggregate limited partnership in the Legacy Investors Partnerships, exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in the Continuing Investors Partnerships. The exchange offer transaction together with (i) the concurrent incurrence of indebtedness under a new credit facility and (ii) the issuance of additional interests in Continuing Investors Partnerships to satisfy performance payments payable in respect of assets acquired prior to the date of the IPO are referred to as the “Exchange Offer Transactions.”

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Exchange Offer Transactions, we own, through our wholly-owned subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust (“RPI Intermediate FT”), an 82% economic interest in Old RPI. Through our 82% indirect ownership of Old RPI, we are legally entitled to 82% of the economics of Old RPI’s wholly-owned subsidiaries, RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and RPI Acquisitions (Ireland), Limited (“RPI Acquisitions”), an Irish private limited company, and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish Unit trust. From the Exchange Date until the expiration of the Legacy Investors Partnerships’ investment period on June 30, 2020 (the “Legacy Date”), the Legacy Investors Partnerships were offered to participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI has ceased making new investments and each of Old RPI and the Legacy Investors Partnerships became legacy entities. Following the Legacy Date, we have made and will continue to make new investments through our subsidiaries, including RPI Intermediate FT.
As part of the Exchange Offer Transactions, the Legacy Investors Partnerships and RPI Intermediate FT entered into new credit facilities in the amount of $1.3 billion and $6.0 billion, respectively, the proceeds of which were primarily used to repay the $6.3 billion outstanding debt of RPIFT as of the Exchange Date and, in the case of RPI Intermediate FT, was also available to be used to fund investments. As part of the new credit facilities, RPI Intermediate FT repaid $5.2 billion, its pro rata portion of RPIFT’s outstanding debt and accrued interest. RPIFT also terminated all outstanding interest rate swaps in connection with the debt refinancing.
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
IPO

In June 2020, we completed our IPO, in which we issued 89,334 thousand shares of Class A ordinary shares at a price to the public of $28.00 per share, of which 71,652 thousand and 17,682 thousand shares were offered by the Company and selling shareholders, respectively. The Company received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions. The Class A ordinary shares began trading on the Nasdaq Global Select Market under the ticker symbol “RPRX” on June 16, 2020. We used the net proceeds from the IPO to acquire the RP Holdings Class A Interests shortly after completion of the IPO. As a result, we own 100% of RP Holdings Class A Interests.

In connection with the IPO, pursuant to the Exchange Offer Transactions, certain of the Continuing Investor Partnerships agreed to exchange, upon consummation of the IPO, interests in the Continuing Investors Partnerships represented by their ownership of 294,176 thousand RP Holdings Class B Interests into an aggregate of 294,176 thousand Class A ordinary shares of the Company. Upon completion of the exchange, Royalty Pharma plc indirectly owned 294,176 thousand RP Holdings Class B Interests. The remaining investors in the Continuing Investors Partnerships who did not elect to exchange into Class A ordinary shares held 241,207 thousand newly issued Class B ordinary shares of Royalty Pharma plc. As a result, the Continuing Investors Partnerships held a number of our Class B ordinary shares equal to the number of RP Holdings Class B Interests indirectly held by them at such time which are exchangeable on a one-for-one basis for Class A ordinary shares of Royalty Pharma plc. Our Class B ordinary shares will not be publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up of the Company. However, the RP Holdings Class B Interests will be entitled to dividends and distributions from RP Holdings. Our Class A ordinary and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law, with each share entitled to one vote.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis of preparation and use of estimates

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of income, revenues and expenses during the reporting period. Actual results may differ from those estimates.

The precise extent to which the COVID-19 pandemic will impact our operational and financial performance will depend on various factors. To date, the pandemic has not materially impacted our financial performance and we do not believe it is reasonably likely to in the future. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in certain of our results of operations until future periods.

Basis of consolidation

The consolidated financial statements include the accounts of Royalty Pharma plc and all majority-owned and controlled subsidiaries, as well as variable interest entities, where we are the primary beneficiary. We consolidate based upon evaluation of our power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance. For consolidated entities where we own or are exposed to less than 100% of the economics, we record Net income attributable to non-controlling interest in our consolidated statements of comprehensive income equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

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

Following the consummation of our IPO in June 2020, two new non-controlling interests were created: (1) a non-controlling interest related to the Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of the RP Holdings Class B Interests, which amounted to approximately 36% as of December 31, 2020, and (2) a non-controlling interest attributable to the RP Holdings Class C Special Interest held by EPA Holdings, an affiliate of the Manager. Income will not be allocated to the latter non-controlling interest until certain conditions are met, which we do not expect to occur for several years.

All intercompany transactions and balances have been eliminated in consolidation.

Adjustment to prior period presentation

In connection with the preparation of our condensed consolidated interim financial statements for the three months ended September 30, 2020, we identified an adjustment to the classification of our short-term investments on our consolidated balance sheets, as of December 31, 2019, based on the original maturity dates of the investments. The adjustment resulted in an increase of $37.5 million to Marketable securities and a corresponding decrease to Cash and cash equivalents on the consolidated balance sheet as of December 31, 2019. In addition, the adjustment resulted in an increase of $388.0 million and $350.5 million in cash activity related to Purchases of marketable securities and Proceeds from sales and maturities of marketable securities, respectively, within Net cash used in investing activities for the year ended December 31, 2019, with a net impact on net cash flow from investing of $37.5 million. The adjustment had no effect on our reported total income and revenues, consolidated net income, total assets, or shareholders’ equity for any period. In addition, the adjustment does not impact net cash provided by operating activities in any period. We evaluated the adjustment and determined that, based on quantitative and qualitative analysis, it was not material to the consolidated financial statements as of and for the year ended December 31, 2019.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of credit risk
Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, financial royalty assets and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances at December 31, 2020 and 2019 were held with State Street, Deutsche Bank and Bank of America. Our primary operating accounts significantly exceed the FDIC limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Abbott, AbbVie, Amgen, Bristol-Myers Squibb, Celgene, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche/ Genentech and Vertex. For the years ended December 31, 2020 and 2019, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise products, accounted for 27% and 17% of our current portion of Financial royalty assets, respectively.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of income or revenue on our royalty assets.

Segment information

Our chief operating decision maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis to allocate resources, evaluates financial performance and makes overall operating decisions. As such, we concluded that we operate as one single reportable segment, which is primarily focused on acquiring biopharmaceutical royalties.

Royalty assets

An acquisition of a royalty asset provides the buyer with contractual rights to cash flows relating to royalties from the sales of patent-protected biopharmaceutical products. These acquisitions entitle us to receive a portion of income from the sale of patent-protected biopharmaceutical products by unrelated biopharmaceutical companies. For the majority of our royalties, our rights are protective in nature. In other words, we do not own the intellectual property and we do not have the right to commercialize the underlying products. These contractual cash flow rights have yield components that most closely resemble loans and are classified as financial royalty assets.

In the limited instances where we possess rights to exploit the underlying patents, rights to the intellectual property related to the biopharmaceutical products, or the ability to influence the amount or duration of future royalty payments, these royalties are classified as intangible assets.

Financial royalty assets, net

Although a financial royalty asset does not have the contractual terms typical of a loan (such as contractual principal and interest), we analogize to the accounting guidance within Accounting Standards Codification 310 (“ASC”), Receivables, as it most closely aligns with the underlying economics of our financial royalty assets. Therefore, such financial royalty assets are classified similar to loans receivable and are measured at amortized cost using the prospective effective interest method described in ASC 835-30 Imputation of Interest.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The effective interest rate is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the initial invested amount. The effective interest rate is reviewed and adjusted each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. Income is calculated by multiplying the carrying value of the financial royalty asset by the effective interest rate. The carrying value of a financial royalty assets is made up of the opening balance, or net purchase price for a new financial royalty asset, which is increased by the interest income accrual and decreased by cash receipts in the period to arrive at the ending balance. If the ending balance is greater than the net present value of the expected future cash flows, a provision is recorded to reduce the asset balance to the net present value. The provision is recorded through the income statement as Provision for changes in expected future cash flows from financial royalty assets and the carrying value of Financial royalty assets, net is presented net of the cumulative allowance for changes in expected future cash flows.

The application of the prospective approach to measure financial royalty assets requires management’s judgment in forecasting the expected future cash flows of the underlying royalties.
The amounts and duration of forecasted expected future cash flows used to calculate and measure interest income are largely impacted by sell-side equity research analyst coverage, commercial performance of the product and royalty duration, each discussed in further detail below.

•Analyst coverage. Forecasts of expected future cash flows are developed from sales projections of the underlying biopharmaceutical products as published in sell-side equity research analyst reports. In projecting future cash flows, our policy is to derive annual sales projections for each financial royalty asset by applying the median growth rates calculated from consensus forecasts among sell-side equity research analysts currently reporting on a product to the corresponding periods for which we are entitled to royalties. Growth rates inherent in these forecasts are based on input from internal and external market research that analyzes factors such as growth in global economies, industry trends and product life cycles. When royalty-bearing biopharmaceutical products have no coverage, limited sell-side equity research analyst coverage or where sell-side equity research analyst estimates are not available for the full term of the royalty, particularly for the later years in a product’s life, management uses reasonable judgment to make assumptions about the growth or decline in the sales of these products based on historical data, market trends and management’s own expertise. Further, based on the level of detail in sell-side equity research analyst models, management can also be required to apply assumptions to the sales forecasts to estimate the quarterly and geographical allocation from annual sales projections and, for franchised products, to estimate the product mix and pricing mix, or to exclude from projections sales forecasts for unapproved products or indications. Our contractual royalty terms and rates are then applied to the adjusted sales projections to calculate the expected royalty payments over the term of the financial royalty asset’s life, forming the basis for our forecast of expected future cash flows used to calculate and measure interest income.

•Commercial performance. The approval of a product for use in new indications can extend the date through which we are entitled to royalties on that product. Likewise, for certain royalties, such as the cystic fibrosis franchise, we are entitled to royalties on approved combination products and may be entitled to royalties on future combination products, which, once approved, create new cash flow streams which were not initially contemplated and whose sales were previously not reflected in sales projections. We generally do not recognize income from, or forecast sales for, unapproved products or indications. If a product is removed from all or a portion of a market, subsequent sell-side equity research analysts’ forecasts will reflect the expected drop in sales. Both the new cash flow streams and the cessation of cash flow streams related to a product’s performance in the market can materially affect our forecast of expected future cash flows over the royalty term.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•Royalty duration. The duration of a royalty can be based on a number of factors, such as patent expiration dates, the number of years from first commercial sale, the first date of manufacture of the patent-protected product, the entry of generics or a contractual date arising from litigation, which are all impacted by the time in the product’s life cycle at which we acquire the royalty. Royalty duration varies by geography as United States, European Union and other jurisdictions may be subject to different country-specific patent protection terms or exclusivity based on contractual terms. Products may be covered by a number of patents and, for products whose royalty term is linked to the existence of valid patents, management is required to make judgments about the patent providing the strongest patent protection to align the period over which management forecasts expected future cash flows to the royalty term. It is common for the latest expiring patent in effect at the date we acquire a royalty asset to be extended, adjusted or replaced with newer dated patents subsequent to our acquisition of a royalty due to new information, resulting in changes to the royalty duration in later periods. Patents may expire earlier than expected at the time of the acquisition due to the loss of patent protection, loss of data exclusivity on intellectual property, contractual licensing terms limiting royalty payments based on time from product launch, due to recent legal developments or litigation outcomes. Macroeconomic factors, such as changes in economies or the competitive landscape, including the unexpected loss of exclusivity to the products underlying our portfolio of royalties, changes in government legislation, product life cycles, industry consolidations and other changes beyond our control could result in a positive or negative impact on our forecast of expected future cash flows.

As part of the preparation of the forecasted expected future cash flows, which relies on the sources and variables discussed above, management is required to make assumptions around the following forecast inputs: (1) product growth rates and sales trends in outer years, (2) the geographical allocation of annual sales data from sell-side equity research analysts’ models, (3) the product and pricing mix for franchised products, (4) the strength of patent protection, including anticipated entry of generics and (5) estimates of the duration of the royalty. The most sensitive of these assumptions relates to management’s estimate of the royalty duration in the final years of an asset’s life. In some cases, patent protection may extend to a later period than the expiration date management has estimated. Management may apply a shorter royalty term in this situation if, based on its experience and expertise, management believes that it is more likely that the associated patents are subject to opposition or infringement, that the market for a particular product may shift based on pipeline approvals and products, or that product sales may be harmed by competition from generics. For products providing perpetual royalties, management applies judgment in establishing the duration over which it forecasts expected future cash flows.

A shortened royalty term can result in a reduction in the effective interest rate, a decline in the carrying value of the financial royalty asset, a decline in income from financial royalty assets, significant reductions in royalty payments compared to expectations, or a permanent impairment. Additionally, royalty payments may occasionally continue beyond the estimated royalty expiration date for such reasons we cannot foresee such as excess inventory in the channel or additional scope of patent protection identified after expiry, including royalties we may become entitled to from new indications, new compounds, or for new regulatory jurisdictional approvals.

The current portion of Financial royalty assets, net represents an estimation for current quarter royalty receipts which are collected during the subsequent quarter and for which the estimates are derived from the latest external publicly available sell-side equity research analyst reports, reported in arrears.

Cumulative allowance and Provision for changes in expected cash flows from financial royalty assets

We evaluate financial royalty assets for impairment on an individual basis at each reporting date by comparing the effective interest rate to that of the prior period. If the current period effective interest rate is lower than the prior period, and if the gross cash flows have declined (expected and collected), management records a provision for the change in expected cash flows. The provision is measured as the difference between the financial royalty asset’s amortized cost basis and the net present value of the expected future cash flows, calculated based on the prior period’s effective interest rate. The amount recognized as provision expense increases the financial royalty asset’s cumulative allowance, which reduces the net carrying value of the financial royalty asset.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In a subsequent period, if there is an increase in expected future cash flows, or if actual cash flows are greater than cash flows previously expected, we reduce the previously established cumulative allowance for the increase in the present value of cash flows expected to be collected, resulting in a non-cash credit to the provision line on the income statement. Management also recalculates the amount of accretable yield to be received based on the revised remaining future cash flows. The adjustment to the accretable yield is treated as a change in estimate and is recognized prospectively over the remaining life of the financial royalty asset by adjusting the effective interest rate used to calculate income.

Movements in the cumulative allowance for changes in expected future cash flows, which forms part of the Financial royalty assets, net line item on the consolidated balance sheet, are accompanied by corresponding changes to the provision. Amounts not expected to be collected are written off against the allowance at the time that such a determination is made. Recoveries of previously written-off amounts are credited to the allowance. In some cases, when a financial royalty asset’s contractual cash flows expire, the final royalty payment may differ from the remaining net carrying value. We account for this non-cash true-up at the end of the royalty term as either Provision for changes in expected cash flows from financial royalty assets or as Income from financial royalty assets on the consolidated statements of comprehensive income.

Income from financial royalty assets

We recognize income from financial royalty assets when there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The accretable yield is recognized as income at the effective rate of return over the expected life of financial royalty assets. After acquisition, if we are not able to reliably estimate expected cash flows for a product or if we have not completed the required funding obligations payable over time for an approved product, a financial royalty asset is placed in non-accrual status (e.g., for royalties from products that have not yet received FDA approval or for accelerated royalties). Such financial royalty assets are held at cost and no income is recognized until the reasonable expectation of the timing of the future cash flows to be collected is available or until funding obligations payable over time for an approved product are complete. We evaluate such financial royalty assets held at cost for impairment based on, among other factors, a review of development progress, clinical trial results, and publicly available information around regulatory discussions and approval status. An impairment loss is recognized if, based on current information and events, it is probable that we will be unable to collect amounts due according to the contractual terms of the financial royalty asset, and the amount of loss can be reasonably estimated.

When royalties continue to be collected for financial royalty assets that have been fully amortized, such income is recognized as Other royalty income.

Allowance for current expected credit losses

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires earlier recognition of credit losses. We now recognize an allowance for current expected credit losses on our portfolio of financial royalty assets. The credit loss allowance is estimated using the probability of default and loss given default method. The credit rating, which is primarily based on publicly available data and updated quarterly, is the primary credit quality indicator used to determine the probability of default of the marketers responsible for paying our royalties and the resulting loss given default. The allowance for current expected credit losses is presented net within the non-current portion of Financial royalty assets, net on the consolidated balance sheets. Any subsequent routine movement in the allowance for credit losses is recorded as part of the Provision for changes in expected future cash flows from financial royalty assets on the consolidated statements of comprehensive income.

Refer to Note 7—Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for further information.

Intangible royalty assets, net

Currently, our only intangible royalty assets are the Januvia and Janumet (“DPP-IV”) patents. The DPP-IV patents are finite-life intangible royalty assets whose cost is amortized using the straight-line method over the expected lives of the patents, which terminate at various dates until 2022. The amortization period commenced concurrent with the sale of the product underlying the royalty asset.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management reviews the performance of intangible royalty assets periodically for impairment as required by ASC 360-10, Property, Plant, and Equipment - Overall. The test for recoverability is performed by comparing the carrying value of the intangible royalty asset with the estimated future undiscounted cash flows generated through royalty payments from sales of the underlying DPP-IV products. When evaluating indicators of impairment, we consider factors such as competitive environment and the product’s life cycle stage, recent and prospective sales trends, collectability concerns, and any potential rebate chargebacks that may occur at the end of a royalty’s term. An impairment loss is recognized if the carrying value of the intangible royalty asset is not recoverable and its carrying amount exceeds its fair value.

Revenue from intangible royalty assets and Accrued royalty receivable

We earn royalties on sales by our licensees of DPP-IV products covered under patents that we own. We do not have future performance obligations under these license arrangements. Royalty revenue on DPP-IV products is recognized in the period the product is sold. However, under the license agreements, licensees generally provide royalty reports and payments on a one quarter lag. Thus, the accrued royalty receivable is based on an analysis of historical royalties received and sell-side equity research analysts’ projected sales, adjusted for any changes in estimates. Royalty-bearing sales are net of certain rebates and other discounts, as permitted under the terms of the license agreements. Because rebates are generally invoiced and paid in arrears by the marketer, royalty reports often reflect deductions in current periods for rebates related to prior periods which we do not have the ability to estimate.

Critical estimates that could cause a change in estimated future cash flows include changes in product demand and market growth assumptions, a change in the pricing strategy of the marketer or reimbursement coverage, and changes in country-specific contractual or patent expiry dates. Actual royalty receipts may differ from estimates and any differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically on the basis of royalty receipts.

Milestone payments

Certain acquisition agreements provide for future contingent payments based on the financial performance of the related biopharmaceutical product generally over a multi-year period. For purposes of measuring income from financial royalty assets, milestones payable or receivable are reflected in the cash flows used to forecast expected future cash flows in the period in which the milestone criteria is projected to be satisfied based on sell-side equity research analysts’ consensus forecasts. Milestones based on regulatory approval are not reflected in the expected future cash flows until such approval is achieved.

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful completion of the defined milestones. Payments under these agreements generally become due and payable upon achievement of certain commercial milestones, and when the contingency is resolved.

Financial instruments

Certain financial instruments reflected in the consolidated balance sheets, (e.g., cash and cash equivalents, certain other assets, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature. The fair values of financial instruments other than Financial royalty assets, net are determined through a combination of management estimates and information obtained from third parties using the latest market data. The fair value of financial instruments is determined utilizing the valuation techniques appropriate to the type of instrument as discussed in Note 3–Fair Value Measurements and Financial Instruments.

Cash and cash equivalents and Marketable securities

Cash and cash equivalents include cash held at banks and all highly liquid financial instruments with original maturities of 90 days or less. We invest excess cash in marketable debt securities that are classified as trading securities and reported at fair value.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity securities and Available for sale debt securities

Our equity securities are measured and recorded at fair value with unrealized gains and losses recorded in earnings. Our equity securities represent investments in publicly traded equity securities. Available for sale debt securities, including our investment in the Biohaven Series A Preferred Shares, are measured at fair value and unrealized gains and losses are included in accumulated other comprehensive income/(loss) (“AOCI”). Unrealized gains and losses are reclassified to earnings as interest income is recognized. Interest income is recognized when we can reliably estimate forecasted cash flows.

A decline in the market value of any available for sale debt security below its cost that is deemed to have resulted from a credit loss results in a reduction in carrying amount to fair value and is recognized in earnings. The determination of whether a decline in fair value below the amortized cost basis for an available for sale debt security has resulted from a credit loss requires significant judgment and requires consolidation of available quantitative and qualitative evidence in evaluating the potential impairment. Factors evaluated to determine whether a decline in the fair value below the amortized cost basis has resulted from a credit loss include: the extent to which fair value is less than the amortized cost basis, adverse conditions related to the security, an industry, or geographic area, the payment structure of the security, failure of the issuer to make scheduled payments, any changes to the rating of the security by a rating agency, the remaining payment terms of the security, prepayment speeds, the financial condition of the issuer expected defaults, our intent not to sell, and an evaluation as to whether it is more likely than not that we will have to sell before recovery of the cost basis. Assumptions associated with these factors are subject to future market and economic conditions, which could differ from management’s assessment.

We may elect to apply the fair value option for certain investments in debt securities where the fair value option better aligns with the economics of such investment. Upon such election, the entire investment is measured at fair value on a recurring basis, with movements in fair value recognized in earnings.

Derivatives

All derivatives are measured at fair value on the consolidated balance sheets with movements in fair value recognized in earnings. Prior to 2017, RPIFT applied hedge accounting to its interest rate swap agreements.

Upon the discontinuation of hedge accounting, the AOCI previously recorded on the cash flow hedges was reversed out of other comprehensive income in line with terms of the associated swap contract until the termination of all of our interest rate swaps in February 2020. This reclassification adjustment is shown on the consolidated statements of comprehensive income as part of Unrealized gain/(loss) on derivative financial instruments.

Investment in non-consolidated affiliates

Investments in entities that provide us with the ability to exercise significant influence, but not a controlling financial interest, and where we are not the primary beneficiary are accounted for under the equity method. Investments accounted for under the equity method are initially recorded at cost. Subsequently, we recognize through earnings our proportionate share of the investee’s net income or loss, net of any adjustment to reflect the amortization of basis differences. We generally record our share of the results of these entities one quarter in arrears within Equity in (earnings)/loss of non-consolidated affiliates in the consolidated statements of comprehensive income. The investment is reflected as Investments in non-consolidated affiliates on the consolidated balance sheet.

We have variable interests in entities formed for the purposes of entering into co-development arrangements for potential biopharmaceutical products (the “Avillion entities”). The Avillion entities are variable interest entities for which we are not the primary beneficiary as we do not have the power to direct the activities that most significantly influence the economic performance of the entity. In determining whether we are the primary beneficiary of an entity, management applies a qualitative approach that determines whether it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant. Management continuously assesses whether we are the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of one or more of its investees.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

When we have committed to provide further support to the investee through capital call commitments and the investment has been reduced to zero, we provide for additional losses, resulting in a negative equity method investment, which is presented as a liability on the consolidated balance sheets.

Research and development funding expense

We enter into transactions where we agree to fund a portion of the research and development (“R&D”) for products undergoing late-stage clinical trials in exchange for future royalties if the products are successfully developed and commercialized. In accordance with ASC 730 Research and Development, we account for the funded amounts as R&D expense when we have the ability to obtain the results of the R&D, the transfer of financial risk is genuine and substantive and, at the time of entering into the transaction, it is not yet probable that the product will receive regulatory approval.

Royalty payments owed to the Company on successfully commercialized products generated from R&D agreements are recognized as Other royalty income in the same period in which the sale of the product occurs. Fixed or milestone payments receivable based on the achievement of contractual criteria (i.e., typically the achievement of agreed upon sales thresholds) for products arising out of our R&D arrangements are also recognized as Other royalty income in the period that the commercial sales threshold is met. Milestone thresholds are typically not triggered until after all funding obligations have been completed and we have no further performance obligations.

Income taxes

We periodically assess if our activities, as conducted through our subsidiaries, and as currently contemplated, constitute being engaged in the conduct of a trade or business within the United States. Neither the U.S. Internal Revenue Code (“the Code”) nor the applicable Treasury regulations provide a general definition of what constitutes being engaged in the conduct of a trade or business within the United States, and the limited case law on the subject does not provide definitive guidance. Based on our periodic assessment, we believe that we are not engaged in the conduct of a trade or business within the United States, and as such, we do not record a provision for U. S. federal income tax for the years presented in the consolidated financial statements.

While we believe we are not engaged in the conduct of a trade or business within the United States or subject to U.S. taxation in that regard, we are subject to U. S. federal withholding tax on certain fixed or determinable annual or periodical gains, profits and income, such as royalties from sources within the United States, unless reduced or eliminated under an applicable tax treaty or provision of the Code. Generally, this tax is imposed by withholding 30% of the payments, or deemed payments, that are subject to this tax. We believe our subsidiaries are eligible for benefits under the U.S.-Ireland income tax treaty, and, under that treaty, are not be subject to any U.S. withholding taxes on U.S.-source royalty payments.

Consequently, because we believe that we are not engaged in the conduct of a trade or business within the United States and our subsidiaries are eligible for benefits under the U.S.-Ireland tax treaty, we do not record a provision for income taxes.

We operate so as to be treated solely as resident in the U.K. for tax purposes. As a U.K. tax resident company, we are subject to U.K. corporation tax on our worldwide taxable profits and gains. U.K. tax resident companies are subject to U.K. corporation tax on receipt of dividends or other income distributions in respect of shares held by them, unless those dividends or other distributions fall within an exempt class. We believe that dividends received by us from RP Holdings, and dividends received by RP Holdings from RPI, should fall within such an exempt class and therefore should not be subject to U.K. corporation tax. As such, we do not record a provision for U.K. income taxes with respect to the dividends received from RP Holdings or with respect to the dividends received by RP Holdings from RPI.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We are also subject to the U.K.’s “controlled foreign companies” rules (the “U.K. CFC Rules”). The U.K. CFC Rules, broadly, can impose a charge to U.K. tax on U.K. tax resident companies that have, alone or together with certain other persons, interests in a non-U.K. tax resident company (the “Controlled Foreign Company”) which is controlled by a U.K. person or persons. The charge under the U.K. CFC Rules applies by reference to certain types of chargeable profit arising to the Controlled Foreign Company, whether or not that profit is distributed, subject to specific exemptions. Certain non-U.K. entities in which we hold a greater than 25% interest, including RPI (which is Irish tax resident) and Old RPI (which is Irish tax resident and which is held indirectly by us through our participation in RP Holdings), will be Controlled Foreign Companies for U.K. tax purposes. We are therefore required to apply the CFC Rules in respect of our direct and indirect interests in these entities on an ongoing basis. We do not expect material U.K. corporation tax charges to arise under the U.K. CFC Rules in respect of our royalty assets and we therefore do not record a provision for U.K. income taxes.

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to us by the weighted average number of Class A ordinary shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to us, including the impact of potentially dilutive securities, by the weighted average number of Class A ordinary shares outstanding during the period, including the number of Class A ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include the outstanding Class B ordinary shares and restricted share units (“RSUs”) issued under our 2020 Independent Director Equity Incentive Plan (“Equity Incentive Plan”). We use the “if-converted” method to determine the potentially dilutive effect of Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs.

There were no Class A ordinary shares or Class B ordinary shares outstanding prior to June 16, 2020; therefore, no earnings per share information has been presented for any period prior to that date.

Recently adopted accounting standards

In May 2014, the Financial Accounting Standard Board (“FASB”) issued a new revenue standard under ASC Topic 606 (ASU 2014-09). ASU 2014-09 applies to all contracts with customers. Based on management’s assessment, income from financial royalty assets which are accounted for in accordance with ASC 310, Receivables, is not subject to the application of ASU 2014-09. As a result, management believes that financial royalty assets represent contractual rights and obligations that continue to be within the scope of Topic 310 and therefore specifically exempted from the new revenue standard. The provisions of ASU 2014-09 became effective for us on January 1, 2018, including interim reporting periods. Our revenues are primarily derived from intangible royalty assets, which fall under the sales-based royalties exception in the new standard. Therefore, we did not recognize any adjustment upon adoption of the new revenue standard.

In January 2016, the FASB issued revised guidance for the accounting and reporting of financial instruments (ASU 2016-01) and in 2018 issued related technical corrections (ASU 2018-03). The new guidance requires that equity investments with readily determinable fair values currently classified as available for sale be measured at fair value with changes in fair value recognized in net income. The new guidance also changed certain disclosure requirements. We adopted ASU 2016-01 as of January 1, 2018 using a modified retrospective approach. We recorded a cumulative-effect adjustment upon adoption that decreased retained earnings by $2.9 million as a result of accumulated other comprehensive income previously recognized on its available for sale equity securities. ASU 2018-03 was also adopted as of January 1, 2018 on a prospective basis and did not result in any additional impact upon adoption.

In August 2016, the FASB issued revised guidance which makes eight targeted changes to how royalty receipts and cash payments are presented and classified in the Statement of Cash Flows (ASU 2016-15). Among the updates, the standard allows companies to elect the “cumulative earnings” approach or the “nature-of-the-distribution” approach in distinguishing whether distributions received from equity method investees are returns of investment, which should be classified as cash flows from investing activities, and returns on investment, which should be classified as cash flows from operating activities. We made a policy election to use the “cumulative earnings” approach and adopted ASU 2016-15 for the year ended December 31, 2018.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued a new accounting standard that amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model (ASU 2016-13). Accordingly, these financial assets are presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. With certain exceptions, adjustments are applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. Upon the January 1, 2020 adoption of ASU 2016-13, we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on our financial royalty assets.

In August 2018, the FASB issued a new accounting standard that eliminates, adds and modified certain disclosures requirements for fair value measurements under Topic 820 (ASU 2018-13). The ASU modifies the disclosures by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. The ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income/(loss). We adopted this standard as of January 1, 2020 with no material impact on our consolidated financial statements and accompanying notes.

3. Fair Value Measurements and Financial Instruments

Fair value measurements

The summary below presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019, and the valuation techniques we utilized to determine such fair value.

•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Our Level 1 assets consist of equity securities with readily determinable fair values and money market funds.
•Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. Our Level 2 assets generally include marketable securities, warrants, derivatives and our interest rate swap contracts, which may be in an asset or liability position.
•Level 3: Prices or valuation that requires inputs that are both significant to the fair value measurement and unobservable. Our Level 3 assets consist of our investments in the Series A Biohaven Preferred Shares and the Series B Forwards and, historically, our investment in Tecfidera. See Note 5––Available for Sale Debt Securities for a description of our investments in the Biohaven Preferred Shares.

For financial instruments which are carried at fair value, the level in the fair value hierarchy is based on the lowest level of inputs that is significant to the fair value measurement in its entirety.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair value hierarchy

The following is a summary of the inputs used to value our financial assets and liabilities measured at fair value as of December 31, 2020 and 2019 (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$24,302	$—	$—	$24,302
Commercial paper	—	77,176	—	77,176
Certificates of deposit	—	74,502	—	74,502
Marketable securities
Corporate debt securities	—	32,754	—	32,754
Commercial paper	—	444,554	—	444,554
Certificates of deposit	—	505,971	—	505,971
Available for sale debt securities	—	—	69,984	69,984
Total current assets	$24,302	$1,134,957	$69,984	$1,229,243

Equity securities (1)	298,689	—	—	298,689
Available for sale debt securities	—	—	144,416	144,416
Forwards (2)	—	—	18,600	18,600
Warrants (3)	—	5,439	—	5,439
Total non-current assets	$298,689	$5,439	$163,016	$467,144
(1)Upon Gilead’s acquisition of Immunomedics, our investment in Immunomedics common stock was redeemed in full in the fourth quarter of 2020, resulting in a gain of $292.3 million recognized within (Gain)/loss on equity securities in the year ended December 31, 2020.
(2)The Series B Forwards, recorded within Other assets in the consolidated balance sheet as of December 31, 2020, relate to our obligation to fund the acquisition of the Series B Biohaven Preferred Shares.
(3)Related to Epizyme transaction as described in Note 4–Derivative Instruments and recorded in the non-current asset portion of Derivative financial instruments in the consolidated balance sheet as of December 31, 2020.

The net unrealized gain or loss recognized on equity securities still held as of December 31, 2020 was a loss of $45.2 million, a gain of $125.6 million and a loss of $7.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$222,326	$—	$—	$222,326
Certificates of deposit	—	4,000	—	4,000
Marketable securities
U.S. government securities	—	12,877	—	12,877
Commercial paper	—	21,367	—	21,367
Certificates of deposit	—	60,211	—	60,211
Total current assets	$222,326	$98,455	$—	$320,781

Equity securities	380,756	—	—	380,756
Available for sale debt securities	—	—	131,280	131,280
Warrants (1)	—	30,815	—	30,815
Forward purchase contract (1)	—	11,500	—	11,500
Total non-current assets	$380,756	$42,315	$131,280	$554,351

Liabilities:
Interest rate swaps	—	(9,215)	—	(9,215)
Total current liabilities	$—	$(9,215)	$—	$(9,215)

Interest rate swaps	—	(18,902)	—	(18,902)
Total non-current liabilities	$—	$(18,902)	$—	$(18,902)
(1)Related to Epizyme warrants and put option as described in Note 4–Derivative Instruments and both recorded in the non-current asset portion of Derivative financial instruments in the consolidated balance sheet as of December 31, 2019.

The tables presented below summarize the change in the carrying value of Level 3 financial instruments, which relate to our investment in the Series A Biohaven Preferred Shares and the Series B Forwards (in thousands).

	For the years ended December 31,
	2020	2019
Available for sale debt securities
Balance at the beginning of the period	$131,280	$—
Purchases	—	125,121
Unrealized gains on available for sale debt securities	52,725	—
Transfer to Level 2	(184,005)	—
Transfer from Level 2 (1)	198,526	—
Unrealized gains on available for sale debt securities	15,874	6,159
Balance at the end of the period	$214,400	$131,280
(1)     Includes $14.5 million of unrealized gains on available for sale debt securities included in other comprehensive income while the instrument was classified as a Level 2 asset.

For the year ended December 31,
2020
Forwards
Balance at the beginning of the period	$—
Unrealized gains included in earnings (1)	18,600
Balance at the end of the period	$18,600
(1)     Recorded within Unrealized gain on forwards on the consolidated statements of comprehensive income.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Valuation inputs

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements in the fair value hierarchy.

Investment in Series A Biohaven Preferred Shares

The fair value of the Series A Biohaven Preferred Shares at December 31, 2020 is based on the cash flows due to us from Biohaven Pharmaceutical Holding Company Ltd. (“Biohaven”) of two times (2x) the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments of $15.6 million following U.S. Food and Drug Administration (“FDA”) approval and starting one-year after FDA approval through December 31, 2024. The FDA approved Nurtec ODT (rimegepant) in February 2020, at which point we became entitled to receive a fixed payment amount of $250.0 million payable in equal quarterly payments from March 31, 2021 through December 31, 2024. For additional discussion of our investment in the Series A Biohaven Preferred Shares, see Note 5––Available for Sale Debt Securities.

The fair value of the Series A Biohaven Preferred Shares at December 31, 2020 was calculated using probability-adjusted discounted cash flow calculations incorporating Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability of a change of control event occurring during the investment term, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a four-year time period and developing a risk-adjusted discount rate requires significant judgement. Our estimate of a risk adjusted discount rate of 8.3% could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series A Biohaven Preferred Shares, which would mean that the estimated fair value could be significantly higher or lower. At December 31, 2020 we estimated the fair value for the Series A Biohaven Preferred Shares as $214.4 million, which we classified as available for sale debt securities.

For periods prior to March 31, 2020, we valued the Series A Biohaven Preferred Shares using a Black-Derman Toy (“BDT”) lattice model. The fair value of the Series A Biohaven Preferred Shares at December 31, 2019 was determined based on significant inputs that were not observable in the market, referred to as Level 3 inputs. Key inputs to the BDT model for the December 31, 2019 valuation included, most notably, the probability (1) of Biohaven’s pipeline product, Nurtec ODT (rimegepant), being approved by the FDA by specific dates, (2) of a change of control event by specific dates and (3) that Biohaven will elect to redeem the Series A Biohaven Preferred Shares for a lump sum payment as opposed to payback over time. Probabilities for the above considerations were developed by management, which has significant healthcare and finance expertise to make such assessments. The most critical assumption that impacted the valuation of our Series A Biohaven Preferred Shares at December 31, 2019 was the probability that Nurtec ODT (rimegepant) would be approved by the FDA.

Assumptions used in the valuation model as of December 31, 2019 included the following significant unobservable inputs:
•Change of Control probability on a quarterly basis (0%)
•Likelihood of FDA approval (0%-86%)
•Likelihood of FDA approval at the end of any given quarter by December 31, 2024 (Range: 0%-59%).

Our investment in the Series A Biohaven Preferred Shares was transferred from a Level 3 asset to a Level 2 asset in February 2020, when Nurtec ODT (rimegepant) received FDA approval, at which time we began using a discounted cash flow analysis that relied on observable inputs. During the three months ended December 31, 2020, we became aware of Biohaven’s issuance of debt and its effective interest rate and refined our valuation of the Series A Biohaven Preferred shares as of December 31, 2020 to incorporate this significant unobservable input. As a result, we reclassified the investment from a Level 2 to a Level 3 asset during the three months ended December 31, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investment in Series B Biohaven Preferred Shares

We have committed to acquiring 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share for a total of $200.0 million payable on a quarterly basis between March 31, 2021 and December 31, 2024 (“Series B Forwards”). In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments equal to approximately 1.8 times the original issue price per share between March 31, 2025 and December 31, 2030. For additional discussion of our investment in the Series B Biohaven Preferred Shares, see Note 5–Available for Sale Debt Securities.

The fair value of the Series B Forwards as of December 31, 2020 is based on probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability that there will be a change of control event in different periods of time, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a 10-year time period and developing a risk-adjusted discounted rate requires significant judgement. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimate fair value could be significantly higher or lower than the fair value determined by management at any particular date. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series B Forwards, which would mean that the estimated fair value could be significantly higher or lower. We have elected the fair value option to account for our Series B Forwards as it most accurately reflects the nature of our Series B Forwards, which we record within Other assets in our consolidated balance sheet. The unrealized movement in fair value of the Series B forwards is recorded within Unrealized gain on forwards on the consolidated statements of comprehensive income.

Other financial instruments

We use a third party pricing service for Level 2 inputs used to value cash equivalents, marketable securities and borrowings, which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. Warrants are valued using a Black-Scholes option pricing model which considers observable and unobservable inputs. Level 2 interest rate swaps are typically valued using counterparty confirmations, LIBOR yield curves and credit valuation adjustments.

Financial assets not measured at fair value

Financial royalty assets are measured and carried on the consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. The fair value of financial royalty assets is calculated by management using the forecasted royalty payments we expect to receive based on the projected product sales for all royalty bearing products as estimated by sell-side equity research analysts’ consensus forecasts. These projected future royalty payments by asset are then discounted to a present value using appropriate individual discount rates. The fair value of our financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. Estimated fair values based on Level 3 inputs and related carrying values for the non-current portion of our financial royalty assets as of December 31, 2020 and 2019 are presented below (in thousands).

	December 31, 2020		December 31, 2019
	Fair value	Carrying value, net	Fair value	Carrying value, net
Financial royalty assets, net	$18,718,179	$12,368,084	$16,501,819	$10,842,052

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest rate swaps

As of December 31, 2020, we do not hold any interest rate swap contracts. In connection with the Exchange Offer Transactions described in Note 1–Organization and Purpose, RPIFT terminated all outstanding interest rate swaps in February 2020. We paid $35.4 million to terminate our swaps and reclaimed $45.3 million of collateral that was held by the respective counterparties.

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

We do not apply hedge accounting and recognize all movement in fair value through earnings. All outstanding interest rate swaps were terminated in February 2020. During the years ended December 31, 2020 and 2019, we recorded unrealized losses of $10.9 million and $72.6 million, respectively, on interest rate swaps in the consolidated statements of comprehensive income. During the year ended December 31, 2018, we recorded unrealized gains of $11.9 million on interest rate swaps in the consolidated statements of comprehensive income.

As of December 31, 2019, the fair value of the swaps was a net liability of $28.1 million (a current liability of $9.2 million and a non-current liability of $18.9 million) and included within Derivative financial instruments on the consolidated balance sheets.

RPIFT had master International Swaps and Derivatives Association (“ISDA”) agreements in place with its derivative instrument counterparties which provide for final close out netting with counterparties for all positions in the case of default or termination of the ISDA agreement. Under these agreements, RPIFT has set-off rights with the same counterparty but elected not to offset such derivative instrument fair values in the consolidated balance sheets.

RPIFT generally had executed a Credit Support Annex (“CSA”) under the ISDA it maintains with each of its over-the-counter (“OTC”) derivative counterparties that requires both posting and accepting collateral either in the form of cash or high-quality securities. These CSAs are bilateral agreements that require collateral postings by the party “out-of-the-money” or in a net derivative liability position. Various thresholds for the amount and timing of collateralization of net liability positions are applicable. RPIFT elected not to offset fair value amounts of any outstanding derivatives against the fair value amounts recognized for the related cash collateral receivable or payable that arise from those derivative instruments on the consolidated balance sheets.

Only the swaps maturing in 2023 had collateral requirements. At December 31, 2019, RPIFT had a receivable of $45.6 million in cash collateral previously posted to trade counterparties, which was recorded in Other assets on the consolidated balance sheets. At December 31, 2019, RPIFT did not have the obligation to return any cash collateral to counterparties, as it did not hold any cash collateral at that date.

Epizyme put option and warrant

In November 2019, RPIFT made an equity investment in Epizyme Inc. (“Epizyme”) of $100.0 million. Under the terms of its agreement with Epizyme, RPIFT made an upfront payment of $100.0 million for (1) shares of Epizyme common stock, (2) a warrant to purchase an additional 2.5 million shares of Epizyme common stock at $20 per share over a three-year term and (3) Epizyme’s royalty on sales of Tazemetostat in Japan payable by Eisai Co., Ltd (“Eisai”). In addition, Epizyme had an 18 month put option to sell an additional $50.0 million of its common stock to RPIFT at then prevailing prices, not to exceed $20 per share.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2019, Epizyme notified RPIFT of its intention to exercise the put option. As a result, we recorded a forward purchase contract equal to the difference between the market value and exercise price of $11.5 million in the non-current asset portion of Derivative financial instruments on the consolidated balance sheet at December 31, 2019. The exercise of the put option was settled in February 2020.

The warrant was recognized at fair value of $5.4 million and $30.8 million within the non-current asset portion of Derivative financial instruments on the consolidated balance sheets at December 31, 2020 and 2019, respectively. We recorded an unrealized loss on derivative contracts of $25.4 million and an unrealized gain on derivative contracts of $22.0 million related to the change in fair value of the warrants on the consolidated statements of comprehensive income for the years ended December 31, 2020 and 2019, respectively.

Biohaven written put option

We determined there was a derivative associated with the Second Tranche (as defined below) of the Series A Biohaven Preferred Shares Agreement that was entered into in April 2019. The derivative related to Biohaven’s option, exercisable within 12 months from when the NDA for Nurtec ODT (rimegepant) was accepted by the FDA for Priority Review, to require Royalty Pharma to purchase up to an additional $75.0 million of Series A Biohaven Preferred Shares (the “Second Tranche”) at the same price and on the same terms as the First Tranche, in one or more transactions of no less than $25.0 million. As of December 31, 2019, management determined that the value of the Second Tranche written put option was immaterial, and therefore no derivative liability was recognized on the consolidated balance sheets. The exercise period for the Biohaven written put option expired in the year ended December 31, 2020, and therefore there was no value or movement in fair value associated with the Biohaven written put option as of or for the year ended December 31, 2020. See Note 5–Available for Sale Debt Securities for a description of our investment in the Series A Biohaven Preferred Shares.

Summary of derivatives and reclassifications

The tables below summarize the change in fair value of the derivatives for the years ended December 31, 2020, 2019 and 2018 and the line items within the consolidated statements of comprehensive income where the gains/(losses) on these derivatives are recorded (in thousands).

	For the years ended December 31,			Consolidated Statement of Comprehensive Income location
	2020	2019	2018
Derivatives in hedging relationships (1)
Interest Rate Swaps:
Amount of loss reclassified from AOCI into income	$4,066	$6,189	$8,003	Unrealized loss/(gain) on derivative financial instruments
Change in fair value of interest rate swaps	(73)	16,954	(3,357)	Unrealized loss/(gain) on derivative financial instruments
Interest expense/(income)	114	(9,565)	(9,758)	Interest expense
Derivatives not designated as hedging instruments
Interest Rate Swaps:
Change in fair value of interest rate swaps	6,908	49,472	(16,569)	Unrealized loss/(gain) on derivative financial instruments
Interest expense/(income)	408	(2,681)	(440)	Interest expense
Warrant:
Change in fair value of warrant	25,375	(21,977)	—	Unrealized loss/(gain) on derivative financial instruments
Forward purchase contract:
Change in fair value of forward purchase contract	5,800	(11,500)	—	Unrealized loss/(gain) on derivative financial instruments
(1)     Certain older interest rate swaps were previously designated as cash flow hedges. These swaps became ineffective as debt refinancings occurred between 2013 and 2016. As a result of the termination of interest rate swaps in February 2020, all amounts associated with interest rate swaps previously designated as cash flow hedges and recorded in AOCI have been released into earnings.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Available for Sale Debt Securities

A summary of our available for sale debt securities recorded at fair value is shown below as of December 31, 2020 and December 31, 2019 (in thousands):

	Cost	Unrealized gains	Fair Value (1)
As of December 31, 2020
Series A Biohaven Preferred Shares	$125,121	$89,279	$214,400
Total available for sale debt securities	$125,121	$89,279	$214,400

As of December 31, 2019
Series A Biohaven Preferred Shares	$125,121	$6,159	$131,280
Total available for sale debt securities	$125,121	$6,159	$131,280
(1)As of December 31, 2020, $70.0 million and $144.4 million are recorded as the current and non-current asset portion of Available for sale debt securities, respectively, in the consolidated balance sheet. As of December 31, 2019, the entire balance of the Series A Biohaven Preferred Shares was recorded as a non-current asset.

Series A Biohaven Preferred Shares

On April 5, 2019, RPIFT funded the purchase of 2,495 Series A Biohaven Preferred Shares from Biohaven at a price of $50,100.00 per preferred share, for a total of $125.0 million. The approval of Nurtec ODT (rimegepant) by the FDA in February 2020 results in a payment due to us of two times the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments beginning on March 31, 2021 through December 31, 2024. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to redeem any outstanding Series A Biohaven Preferred Shares at a price equal to two times the original purchase price of the Series A Biohaven Preferred Shares. Biohaven may redeem at their election, any outstanding Series A Biohaven Preferred Shares at a price equal to two times the original purchase price. In the event that Biohaven defaults on any obligation to redeem Series A Biohaven Preferred Shares when required, the redemption amount shall accrue interest at the rate of 18% annually until the redemption price for such unredeemed Series A Biohaven Preferred Shares is paid in full, subject to applicable law. If any such default continues for at least one year, we will be entitled to convert all unredeemed Series A Biohaven Preferred Shares into common shares equal to the redemption price, plus accrued interest, divided by the five-day volume-weighted trading price immediately preceding the conversion date.

Series B Biohaven Preferred Shares

On August 7, 2020 we entered into a Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven to purchase up to 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”), for a total of $200.0 million payable on a quarterly basis between March 31, 2021 and December 31, 2024. Our commitment to purchase the Series B Biohaven Preferred Shares is recognized as the Series B Forwards, as discussed in Note 3––Fair Value Measurements and Financial Instruments. In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between March 31, 2025 and December 31, 2030 at a price equal to approximately 1.8 times the original purchase price of the Series B Biohaven Preferred Shares. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to issue to us all unissued Series B Preferred Shares and to redeem any outstanding Series B Biohaven Preferred Shares at a price equal to approximately 1.8 times the Series B original issue price per share. Biohaven may redeem at their election, any outstanding Series B Biohaven Preferred Shares at a price equal to approximately 1.8 times the Series B original issue price. In the event that Biohaven defaults on any obligation to redeem Series B Biohaven Preferred Shares, the redemption amount shall accrue interest on the applicable original issue price at the rate of 18% annually until the redemption price for such unredeemed Series B Biohaven Preferred Shares is paid in full, subject to applicable law. If any such default continues for at least one year, we will be entitled to convert any or all unredeemed Series B Biohaven Preferred Shares into common shares equal to the redemption price, plus accrued interest, divided by the five-day volume-weighted trading price immediately preceding the conversion date.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Upon the acquisition of the Series B Biohaven Preferred Shares, beginning on March 31, 2021, we will classify the Series B Biohaven Preferred Shares as available for sale debt securities. We have elected the fair value option to account for our Series B Forwards and will elect the fair value option for the Series B Biohaven Preferred Shares, when acquired. We believe the fair value option most accurately reflects the nature of the Series B Forwards and the associated Series B Biohaven Preferred Shares.

Tecfidera

In 2012 and 2013, RPIFT acquired interests in the earn-out payable to the former shareholders of Fumapharm AG. The Fumapharm earn-out primarily represents an indirect interest in Biogen’s sales of Tecfidera, an oral therapeutic for the treatment of relapsing-remitting multiple sclerosis. Our investment in the Tecfidera earn-out was classified as available for sale debt securities.

This investment was structured in the form of multiple potential milestone payments, of which all were earned as of December 31, 2018. The allocated cost of each milestone was derived using a third-party analysis based on projected sales over time, the future competitive landscape, the strength of the patents underlying the product and the prevailing interest rate environment. The $600.0 million milestone payments that RPIFT was entitled to receive based on sales during the year ended December 31, 2018 were recorded as a $419.5 million realized gain in the consolidated statements of comprehensive income and a $180.5 million reduction of the investment in Tecfidera recorded as available for sale securities at the balance sheet date. As of December 31, 2020 and 2019, we had no available for sale debt securities related to our investment in Tecfidera.

6. Financial Royalty Assets, Net

Financial royalty assets consist of contractual rights to cash flows relating to royalty payments derived from the expected sales of patent-protected biopharmaceutical products that entitle us and our subsidiaries to receive a portion of income from the sale of those products by unrelated companies.

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets at December 31, 2020 and December 31, 2019 are as follows (in thousands):

December 31, 2020	Estimated royalty duration (a)	Gross carrying value	Cumulative allowance for changes in expected cash flows (Note 7)	Net carrying value (d)
Cystic fibrosis franchise	2037 (b)	$5,274,896	$—	$5,274,896
Tysabri	(c)	2,003,797	(112,720)	1,891,077
Imbruvica	2027-2029	1,406,291	(46,872)	1,359,419
Xtandi	2027-2028	1,150,335	(145,565)	1,004,770
Promacta	2025-2027	686,129	—	686,129
Evrysdi	2030-2035 (e)	675,440	—	675,440
Other	2020-2039	3,022,213	(634,950)	2,387,263
Total		$14,219,101	$(940,107)	$13,278,994
Less: Cumulative allowance for credit losses (Note 7)				(323,717)
Total financial royalty assets, net				$12,955,277
a)Dates shown represent management’s estimates of when a royalty will substantially end, which may depend on patent expiration dates (which may include patent term extensions) or other factors and may vary by geography. Royalty expiration dates can change due to patent, regulatory, commercial or other developments. There can be no assurances that our royalties will expire when expected.
b)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on generic entry.
c)Under terms of the agreement, RPIFT acquired a perpetual royalty on net sales of Tysabri. Management has applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed.
d)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 7—Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.
e)Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019	Estimated royalty duration (a)	Gross carrying value	Cumulative allowance for changes in expected cash flows (Note 7)	Net carrying value
Cystic fibrosis franchise (d)	2037 (b)	$4,639,045	$—	$4,639,045
Tysabri	(c)	2,131,272	(71,789)	2,059,483
Imbruvica	2027-2029	1,332,077	—	1,332,077
Xtandi	2027-2028	1,193,918	(332,624)	861,294
Promacta	2025-2027	776,555	—	776,555
Crysvita	2033-2038 (e)	321,234	—	321,234
Other	2019-2039	1,768,929	(464,005)	1,304,924
Total		$12,163,030	$(868,418)	$11,294,612
a)Dates shown represent management’s estimates of when a royalty will substantially end, which may depend on patent expiration dates (which may include patent term extensions) or other factors and may vary by geography. Royalty expiration dates can change due to patent, regulatory, commercial or other developments. There can be no assurances that our royalties will expire when expected.
b)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on generic entry.
c)Under terms of the agreement, RPIFT acquired a perpetual royalty on net sales of Tysabri. Management has applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed.
d)The Vertex triple combination therapy, Trikafta, was approved by the FDA in October 2019. Sell-side equity research analysts’ consensus forecasts increased due to expected sales of the newly approved cystic fibrosis franchise product and resulted in a reversal of the entire cumulative allowance for changes in expected cash flows in the fourth quarter of 2019 related to this financial royalty asset.
e)As of December 31, 2019, the timing of when we expected to reach the royalty cap of 2.5 times our purchase price was 2032.

Cystic fibrosis franchise payment reduction

In November 2019, Vertex announced that it reached an agreement with French authorities for a national reimbursement deal for Orkambi. As a result, management expected a reduction to royalty receipts in 2020 from the cystic fibrosis franchise of approximately $35.0 million to $45.0 million, to reflect an adjustment related to prior periods where we collected royalties on French sales of Orkambi at a higher selling price. We recognized a reduction to the current portion of Financial royalty assets of $41.0 million as of December 31, 2019. Upon receipt of the royalty payment in the first quarter of 2020, we did not recognize any material adjustments related to our estimate.

7. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

The cumulative allowance for changes in expected future cash flows from financial royalty assets is presented net within the non-current portion of Financial royalty assets, net on the consolidated balance sheets and includes the following activities:

•the movement in the cumulative allowance related to changes in forecasted royalty payments we expect to receive based on projected product sales for royalty bearing products as estimated by sell-side equity research analysts’ consensus forecasts, and
•the movement in the cumulative allowance for current expected credit losses.

The periodic movement in the cumulative allowance is presented on the consolidated statements of comprehensive income as the Provision for changes in expected future cash flows from financial royalty assets.

Upon the January 1, 2020 adoption of ASU 2016-13, we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on our portfolio of financial royalty assets. The current period provision for changes in expected cash flows from financial royalty assets reflects the activity for the period that relates to the change in estimates applied to calculate the allowance for credit losses, namely any new financial royalty assets with limited protective rights and changes in the underlying cash flow forecasts used in the effective interest model to measure income from our financial royalty assets. Refer to Note 2–Summary of Significant Accounting Policies for further information.
The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands):

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity for the year
Balance at December 31, 2017	$(2,045,868)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(284,214)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	341,548
Reversal of cumulative allowance (a)	5,637
Balance at December 31, 2018	(1,982,897)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(322,717)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	1,342,038
Reversal of cumulative allowance (a)	95,158
Balance at December 31, 2019	(868,418)
Cumulative adjustment for adoption of ASU 2016-13	(192,705)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(645,612)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	570,959
Reversal of cumulative allowance (a)	2,964
Write off of credit loss allowance (b)	25,174
Current period provision for credit losses (c)	(156,186)
Balance at December 31, 2020	$(1,263,824)
(a)     Relates to amounts reversed out of the allowance at the end of a financial royalty asset’s life to bring the account balance to zero. Reversals solely impact the asset account and allowance account, there is no impact on the consolidated statements of comprehensive income.
(b)     Relates to amounts reversed out of the credit loss allowance associated with omecamtiv as a result of the write-off of the related financial royalty asset balance of $90.2 million.
(c)     Primarily related to the allowance for credit losses resulting from increases to our portfolio of financial royalty assets in 2020, predominantly the final tranche of Tazverik, zavegepant, and the residual interest in the cystic fibrosis franchise.

8. Intangible Royalty Assets, Net

The following schedules of the intangible royalty assets present the cost, accumulated amortization and net carrying value as of December 31, 2020 and 2019 (in thousands).

As of December 31, 2020	Cost	Accumulated amortization	Net carrying value
DPP-IV patents	$606,216	$577,550	$28,666
Total intangible royalty assets	$606,216	$577,550	$28,666

As of December 31, 2019	Cost	Accumulated amortization	Net carrying value
DPP-IV patents	$606,216	$554,492	$51,724
Total intangible royalty assets	$606,216	$554,492	$51,724

The DPP-IV patents associated with the intangible royalty assets terminate at various dates up to 2022. The weighted average remaining life of the intangible royalty assets is 1.25 years. The projected amortization expense is $23.0 million and $5.7 million in 2021 and 2022, respectively.

Our revenue is tied to underlying patent protected sales of other DPP-IV products of various licensees. Such revenue from royalty assets is earned from sales occurring primarily in the United States and Europe; however, we do not have the ability to disaggregate our royalty revenue from licensees based on the geography of the underlying sales, as this level of information is not always included in royalty reports provided to us. The marketers paying us royalties on these products do not always provide, and are not necessarily required to provide, the breakdown of product sales by geography. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 97% , 91% and 73% of our revenues from intangible royalty assets in the years ended December 31, 2020, 2019 and 2018, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Non-Consolidated Affiliates

The Legacy SLP Interest

In connection with the Exchange Offer Transactions, we acquired a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) from the Continuing Investors Partnerships for $303.7 million in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and an income allocation on a similar basis. Our income allocation is equal to the general partner’s former contractual rights to the income of the Legacy Investors Partnerships. The Legacy SLP Interest is treated as an equity method investment as our Manager is also the Manager of the Legacy Investors Partnerships and has the ability to exercise significant influence. The Legacy Investors Partnerships no longer participated in investment opportunities from June 30, 2020 and, as such, the value of the Legacy SLP Interest is expected to decline over time. The Legacy Investors Partnerships also own a non-controlling interest in Old RPI.

The income allocation from the Legacy SLP Interest is based on an estimate, as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this annual report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. During the year ended December 31, 2020, we received cash distributions of $22.7 million from the Legacy Investors Partnerships and recorded an income allocation of $62.0 million within Equity in (earnings)/loss of non-consolidated affiliates.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II”, or, together, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the entities. We recorded a loss allocation of $17.6 million, $32.5 million and $7.0 million within Equity in (earnings)/loss of non-consolidated affiliates during the years ended December 31, 2020, 2019 and 2018, respectively.

On December 19, 2017, the Avillion Entities announced that the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif (bosutinib). Avillion I is eligible to receive fixed payments from Pfizer based on this approval. Subsequent to the asset sale, the only operations of Avillion I are the collection of cash and unwinding of discount on the series of fixed annual payments due from Pfizer. We received distributions of $13.4 million and $14.1 million from Avillion I during the years ended December 31, 2020 and 2019, respectively, in connection with Avillion I’s receipt of the fixed annual payments due under its co-development agreement with Pfizer.

In March 2017, RPIFT entered into an agreement with Avillion II, amended in 2019, to invest approximately $19.0 million to fund approximately 50% of the costs of a phase II clinical trial for the use of Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck KGgA Asset”) for the treatment of psoriasis in exchange for certain milestone and royalty payments. We received a distribution of $21.3 million from Avillion II in respect of the Merck KGgA Asset, for which development ceased during the year ended December 31, 2020.

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

RPIFT had $28.6 million and $70.8 million of unfunded commitments related to the Avillion Entities as of December 31, 2020 and 2019, respectively. Our maximum exposure to loss at any particular reporting date is limited to the current carrying value of the investment plus the unfunded commitments.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. R&D Funding Expense

During the year ended December 31, 2020, we did not enter into any new R&D funding arrangements. R&D funding expense incurred in 2020 related to ongoing development stage funding payments, primarily under our co-funding agreement with Sanofi, and upfront funding related to a royalty on an unapproved product that we acquired from BioCryst in the quarter ended December 31, 2020. R&D funding expense in 2019 primarily related to funding agreements with both Sanofi and Pfizer. We completed our funding commitments in the fourth quarter of 2019 under our agreement with Pfizer. R&D funding expense incurred in 2018 related to funding agreements with Sanofi, Pfizer, Immunomedics and Biohaven.

We recognized $26.3 million of R&D funding expense for the year ended December 31, 2020, of which $18.5 million related to our co-funding agreement with Sanofi. We recognized $83.0 million of R&D funding expense during the year ended December 31, 2019, of which $18.2 million and $62.8 million related to our funding agreements with Sanofi and Pfizer, respectively.

We recognized $392.6 million of R&D funding expense during the year ended December 31, 2018, of which $6.9 million and $99.3 million related to our funding agreements with Sanofi and Pfizer, respectively. We recognized the $175.0 million and $100.0 million in upfront payments and premiums paid over market value for stock purchases related to our Immunomedics and Biohaven funding agreements, respectively, as R&D funding expense during the year ended December 31, 2018.

As of December 31, 2020, we have a remaining commitment of $16.6 million related to a R&D funding agreement with Sanofi.

11. Borrowings

Our borrowings at December 31, 2020 and 2019 consisted of the following (in thousands):

Type of Borrowing	Maturity	Interest rate	December 31, 2020	December 31, 2019
Senior Unsecured Notes:
Senior unsecured notes (issued at 99.322% of par)	9/2023	0.75%	$1,000,000	$—
Senior unsecured notes (issued at 98.875% of par)	9/2025	1.20%	1,000,000	—
Senior unsecured notes (issued at 98.284% of par)	9/2027	1.75%	1,000,000	—
Senior unsecured notes (issued at 97.760% of par)	9/2030	2.20%	1,000,000	—
Senior unsecured notes (issued at 95.556% of par)	9/2040	3.30%	1,000,000	—
Senior unsecured notes (issued at 95.306% of par)	9/2050	3.55%	1,000,000	—
Senior Unsecured Revolving Credit Facility			—	—
RPIFT Senior Secured Credit Facilities (1):
Term Loan B Facility	(2)	LIBOR + 200 bps	—	4,123,000
Term Loan A Facility	(2)	LIBOR + 150 bps	—	2,150,000
Unamortized debt discount and issuance costs			(183,416)	(34,878)
Total debt carrying value			5,816,584	6,238,122
Less: Current portion of long-term debt			—	(281,984)
Total long-term debt			$5,816,584	$5,956,138
(1)     The carrying value of our senior secured term loans, including the current portion, approximates its fair value and represented a Level 2 liability within the fair value hierarchy.
(2)     In February 2020, the outstanding principal amounts of our Prior Credit Facility (as defined below) were repaid in full with net proceeds from our senior secured credit facilities which we subsequently repaid in full in September 2020 with net proceeds from the Notes (as defined below) and available cash on hand.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Senior Unsecured Notes

On September 2, 2020, we issued $6 billion of senior unsecured notes (the “Notes”). Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary. Interest on each series of the Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year, commencing on March 2, 2021. The Notes were issued at a total discount of $149.0 million. In connection with the transaction, we capitalized approximately $40.4 million in debt issuance costs primarily comprised of underwriting fees. The discount and the capitalized debt issuance costs are recorded as a direct deduction from the carrying amount of the Notes on our consolidated balance sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. The Notes have a weighted average coupon rate and a weighted average effective interest rate of 2.125% and 2.50% as of December 31, 2020, respectively.

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

Upon the occurrence of a change of control and downgrade in the rating of our Notes by two of three credit agencies, the holders may require us to repurchase all or part of their Notes at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

We are required to comply with certain covenants under our Notes and, as of December 31, 2020, we were in compliance with all applicable covenants.

We used the net proceeds from the Notes offering, together with available cash on hand, to repay in full the senior secured credit facilities.

Senior Unsecured Revolving Credit Facility

On September 18, 2020, our subsidiary RP Holdings, as borrower, entered into a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which provides for borrowing capacity of up to $1.5 billion for general corporate purposes. In connection with the transaction, we capitalized approximately $6.1 million in debt issuance costs related to the revolving credit facility which is recorded within Other current assets for the current portion and Other assets for the non-current portion. As of December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

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

The revolving credit agreement (the “Credit Agreement”) that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated charges, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. As of December 31, 2020, RP Holdings was in compliance with these covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions (as discussed in Note 1–Organization and Purpose) and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement (the “Senior Secured Credit Agreement”) with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. The senior secured credit facilities contained in the Senior Secured Credit Agreement consisted of a term loan A (“Tranche A-1”) and term loan B (“Tranche B-1”) in the amounts of $3.20 billion and $2.84 billion, respectively. Tranche A-1 had an interest rate of 1.50% above LIBOR and matures in February 2025. Tranche B-1 had an interest rate of 1.75% above LIBOR and matures in February 2027. In September 2020, the Company repaid in whole the outstanding principal amounts of term loans under the senior secured credit facilities governed by the Senior Secured Credit Agreement with net proceeds from the Notes and available cash on hand. Upon refinancing of our senior secured credit facilities in September 2020, we recorded a loss on debt extinguishment of $25.1 million as part of Other non-operating expense/(income), net, which primarily consisted of unamortized loan issuance costs and original issue discount related to our senior secured credit facilities.

RPIFT Senior Secured Credit Facilities

The RPIFT Senior Secured Credit Facilities (the “Prior Credit Facility”) was repaid in full in February 2020 in connection with the Exchange Offer Transactions. We recorded a loss on debt extinguishment of $5.4 million as part of Other non-operating expense/(income), net,. As of December 31, 2019, the Prior Credit Facility included two term loans, Term Loan A and Term Loan B. Tranche A-4 required annual amortization of 5.9% per year and tranche B-6 required annual amortization of 3.2% per year. The Prior Credit Facility was secured by a grant by RPIFT of a security interest in substantially all of its personal property and a grant by RPCT of a security interest in RPIFT’s share (80%) of all amounts on deposit in RPCT’s bank account.

The Prior Credit Facility contained the following covenants measured quarterly: (i) maximum total leverage ratio of 4:00 to 1:00; (ii) debt coverage ratio of greater than 3.50 to 1.00. RPIFT was in compliance with these covenants at December 31, 2019.

Principal payments on the Notes

The future principal payments for our borrowings as of December 31, 2020 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
2021	$—
2022	—
2023	1,000,000
2024	—
2025	1,000,000
Thereafter	4,000,000
Total (1)	$6,000,000
(1)     Excludes unamortized discount and loan issuance costs on long-term debt of $183.4 million as of December 31, 2020, which are amortized through interest expense over the remaining life of the underlying debt obligations.

As of December 31, 2020, the fair value of our outstanding Notes was approximately $6.2 billion and represented a Level 2 measurement within the fair value hierarchy.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Shareholders’ Equity

Capital structure

Following the completion of our IPO as discussed in Note 1–Organization and Purpose, there have been no material changes in our capital structure, except for the secondary offering that was completed in October 2020, whereby 17,343 thousand of our Class A ordinary shares were offered for sale by certain of the Continuing Investors (the “Selling Shareholders”) at a price of $42.00 per share. We did not receive any proceeds from or pay any underwriting costs associated with the sale of Class A ordinary shares offered by the Selling Shareholders. The shares sold in the offering consisted of (i) 4,137 thousand existing Class A ordinary shares held by the Continuing Investor Partnerships and (ii) 13,206 thousand newly-issued Class A ordinary shares issued in connection with the redemption of 13,206 thousand RP Holdings Class B Interests by the Continuing Investors Partnerships that participated in the secondary offering. As of December 31, 2020, we have outstanding 388,135 thousand Class A ordinary shares and 218,976 thousand Class B ordinary shares.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. The purpose of the Class R redeemable shares was to ensure Royalty Pharma Limited had sufficient sterling denominated share capital at the time it was re-registered as a public limited company to Royalty Pharma plc, as required by the U.K. Companies Act. The Class R redeemable shares may be redeemed at the Company’s option in the future. Any such redemption would be at the nominal value of £1 each.

The RP Holdings Class B Interests are exchangeable on a one-for-one basis for our Class A ordinary shares pursuant to an Exchange Agreement entered into by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings that governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of December 31, 2020, we have outstanding deferred shares of 316,407 thousand.

Non-controlling interests

Prior to the Exchange Offer Transactions in February 2020, the only non-controlling interest related to RPSFT, for which the related movements are presented in the historical statements of shareholders’ equity. The net change in the balance of our four non-controlling interests for the year ended December 31, 2020 is as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2019	$35,883	$—	$—	$—	$35,883
Contributions	—	1,165,258	9,418	—	1,174,676
Transfer of interests	—	1,037,161	—	—	1,037,161
Distributions	(112,339)	(594,592)	(85,426)	—	(792,357)
Net income prior to IPO	42,151	102,892	—	—	145,043
Effect of exchange by Continuing Investors of Class B shares for Class A ordinary shares and reallocation of historical equity	—	(750)	2,433,848	—	2,433,098
Issuance of Class A ordinary shares sold in IPO, net of offering costs	—	—	758,354	—	758,354
Other exchanges	—	—	(309,566)		(309,566)
Net income subsequent to IPO	46,741	218,137	316,993	—	581,871
Other comprehensive income:
Unrealized gain on available for sale debt securities	—	15,015	7,488	—	22,503
Reclassification of unrealized gain on available for sale debt securities	—	(3,612)	(6,018)	—	(9,630)
December 31, 2020	$12,436	$1,939,509	$3,125,091	$—	$5,077,036

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)     Related to the Continuing Investors Partnerships’ ownership of approximately 36% in RP Holdings through their ownership of the RP Holdings Class B Interests as of December 31, 2020. Royalty Pharma plc owns the remaining 64% of RP Holdings through its ownership of RP Holdings Class A and Class B Interests as of December 31, 2020.

RP Holdings Class C Special Interest held by EPA Holdings

EPA Holdings is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period will be grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, EPA Holdings is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards will be allocated and paid by RP Holdings to EPA Holdings as the holder of the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests for which we will issue the same number of Class B ordinary shares, which will be subsequently exchanged for our Class A ordinary shares. We do not currently expect any material Equity Performance Awards to be payable until the mid to late 2020s.

Dividends

The holders of Class A ordinary shares are entitled to receive ratably such dividends, if any, as may be approved from time to time by the Board of Directors. Subsequent to our IPO, we declared and paid two quarterly cash dividends for an aggregate amount of $112.5 million, or $0.15 per share during the year ended December 31, 2020 to holders of our Class A ordinary shares. Future dividends are subject to declaration by the Board of Directors.

2020 Independent Director Equity Incentive Plan

Our 2020 Independent Director Equity Incentive Plan was approved and became effective on June 15, 2020 whereby 800 thousand Class A ordinary shares were reserved for future issuance to our independent directors. As of December 31, 2020, approximately 675 thousand shares remain reserved for future issuance under the Equity Incentive Plan.

RSU activity and share-based compensation

We grant RSUs to our independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized based on estimated fair value of the award on the grant date and amortized on a straight-line basis over the requisite service period of generally one year. The estimated fair value of RSUs is based on the closing price of our Class A ordinary shares on the grant date. During the year ended December 31, 2020, we granted approximately 125 thousand RSUs, of which approximately 71 thousand RSUs were vested. No RSUs were cancelled or forfeited during the year.

We recognized share-based compensation of approximately $5.7 million for the year ended December 31, 2020, which is recorded as part of General and administrative expenses in the consolidated statement of comprehensive income. As of December 31, 2020, the total unrecognized share-based compensation expense related to total outstanding RSUs was less than $1.0 million, which we expect to recognize in the next six months.

In periods prior to the IPO, we did not have share-based awards or related share-based compensation.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to us by the weighted average number of Class A ordinary shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to us, including the impact of potentially dilutive securities, by the weighted average number of Class A ordinary shares outstanding during the period, including the number of Class A ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include the outstanding Class B ordinary shares, Class B ordinary shares potentially issuable to EPA Holdings, and unvested RSUs issued under our Equity Incentive Plan. We use the “if-converted” method to determine the potentially dilutive effect of our Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs.

Prior to the IPO, our capital structure included predominantly unitholder interests. We analyzed the calculation of earnings per interest for periods prior to the IPO and determined that the resultant values would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the years ended December 31, 2019 and 2018.

Our Class B ordinary shares, Class R redeemable shares, and deferred shares do not share in the earnings or losses attributable to us and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share for Class B ordinary shares, Class R redeemable shares, and deferred shares under the two-class method has not been presented. Our Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because shares of Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. Class B ordinary shares potentially issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact for the year ended December 31, 2020. Class B ordinary shares currently in issue were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive.

The basic and diluted earnings per share for the year ended December 31, 2020 are only applicable for the period from June 16, 2020 to December 31, 2020, which represents the period in which we had outstanding Class A ordinary shares. We have 607,111 thousand fully diluted Class A ordinary shares outstanding as of December 31, 2020. The following table sets forth reconciliations used to compute basic and diluted earnings per Class A ordinary share (in thousands, except per share amounts).

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2020
Basic earnings per share:
Numerator
Consolidated net income	$1,701,954
Less: net income attributable to Continuing Investors Partnerships prior to the IPO (1)	479,842
Less: net income attributable to Continuing Investors Partnerships subsequent to the IPO	316,993
Less: net income attributable to non-controlling interest - Legacy Investors Partnerships and RPSFT	409,921
Net income attributable to Royalty Pharma plc	$495,198

Denominator
Weighted average Class A ordinary shares outstanding - basic	375,444

Earnings per Class A ordinary share - basic	$1.32

Diluted earnings per share:
Numerator
Net income attributable to Royalty Pharma plc	$495,198

Denominator
Weighted average Class A ordinary shares outstanding - basic	375,444
Dilutive effect of unvested RSUs	11
Weighted average Class A ordinary shares outstanding - diluted	375,455

Earnings per Class A ordinary share - diluted	$1.32

(1)     Reflected as Net income attributable to controlling interest on the consolidated statements of comprehensive income.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands).

	For the Years Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Consolidated net income	$1,701,954	$2,461,419	$1,517,855
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for changes in expected cash flows from financial royalty assets	230,839	(1,019,321)	(57,334)
Amortization of intangible assets	23,058	23,924	33,267
Amortization of debt discount and issuance costs	11,715	12,790	13,127
Realized gain on available for sale debt securities	—	—	(419,481)
Unrealized loss/(gain) on derivative contracts	42,076	39,138	(11,923)
(Gain)/loss on equity securities	(247,073)	(155,749)	13,939
Equity in (earnings)/loss of non-consolidated affiliates	(44,459)	32,517	7,023
Distributions from non-consolidated affiliates	42,334	14,059	39,402
Loss on extinguishment of debt	30,272	—	—
Share-based compensation	5,428	—	—
Interest income accretion	(20,551)	—	—
Unrealized gain on forwards	(18,600)	—	—
Impairment charge	65,053	—	—
Loss on derivative financial instruments	(34,952)	—	—
Other	9,621	(2,122)	(7,771)
(Increase)/decrease in operating assets:
Financial royalty assets	(1,959,975)	(1,648,837)	(1,524,816)
Cash collected on financial royalty assets	2,121,923	1,934,092	2,052,592
Available for sale debt securities	—	(150,000)	(150,000)
Accrued royalty receivable	370	2,471	(27,372)
Other receivables	—	150,000	150,000
Other royalty income receivable	(770)	7,390	(11,099)
Other current assets	(10,278)	4,607	(442)
Other assets	45,264	(45,635)	—
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	(766)	6,496	1,350
Interest payable	42,146	—	—
Net cash provided by operating activities	$2,034,629	$1,667,239	$1,618,317

Non-cash investing and financing activities are summarized below (in thousands).

	For the Years Ended December 31,
	2020	2019	2018
Supplemental schedule of non-cash investing / financing activities:
Receipt of contribution of investment in Legacy Investors Partnerships (Note 9)	$303,679	$—	$—
Settlement of Epizyme forward purchase contract (Note 4)	5,700	—	—
Accrued purchase obligation - Tazverik (Note 17)	110,000	—	—
Repayments of long-term debt by contributions from non-controlling interest (1)	1,103,774	—	—
Milestone payable - Erleada (2)	18,600	—	—

(1) Related to the pro rata portion of RPIFT’s outstanding debt repaid by the Legacy Investors Partnerships
(2) Related to the achievement of a sales-based milestone that was not paid as of December 31, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other comprehensive income/(loss). We include unrealized gains and losses on available for sale debt securities and unrealized gains/(losses) on the interest rate swaps that were designated as cash flow hedges in other comprehensive income/(loss). Prior to January 1, 2018, unrealized gains and losses on available for sale equity securities were included in accumulated other comprehensive income/(loss). Beginning on January 1, 2018, following the adoption of ASU 2016-01, unrealized gains and losses on equity securities are recognized through earnings.

Changes in accumulated other comprehensive income/(loss) by component are as follows (in thousands):

	Unrealized gain/(loss) on equity securities	Unrealized gain/(loss) on available for sale debt securities	Unrealized gain/(loss) on interest rate swaps	Total Accumulated Other Comprehensive Income/(Loss)
Balance at December 31, 2017	$(2,863)	$402,502	$(18,258)	$381,381
Activity for the year	—	(402,502)	—	(402,502)
Cumulative adjustment for adoption of ASU 2016-01	2,863	—	—	2,863
Reclassifications to net income	—	—	8,003	8,003
Balance at December 31, 2018	—	—	(10,255)	(10,255)
Activity for the year	—	6,159	—	6,159
Reclassifications to net income	—	—	6,189	6,189
Balance at December 31, 2019	—	6,159	(4,066)	2,093
Reclassifications to net income	—	(10,921)	4,066	(6,855)
Activity for the year	—	60,617	—	60,617
Reclassifications to non-controlling interest	—	(24,022)	—	(24,022)
Reclassifications from non-controlling interest	—	2,562	—	2,562
Balance at December 31, 2020	$—	$34,395	$—	$34,395

The total reclassification of unrealized gains on available for sale debt securities of $20.6 million in 2020 is presented within interest income on the statement of comprehensive income, including the reclassification of $10.9 million attributable to controlling interest noted in the table above.

16. Related Party Transactions

The Manager

The Manager is the investment manager of Royalty Pharma and its subsidiaries. The Manager is an affiliate of RP Ireland, the administrator of RPIFT and RPI Intermediate FT. The sole member of the Manager, Pablo Legorreta holds an interest in us and serves as our Chief Executive Officer and Chairman of the Board, and as a director on the board of RP Holdings.

In connection with the Exchange Offer Transactions (discussed in Note 1–Organization and Purpose), the Manager has entered into new management agreements with RPI and its subsidiaries, the Continuing Investors Partnerships, and with the Legacy Investors Partnerships. Pursuant to the new management agreements, RPI pays quarterly Operating and Personnel Payments in respect of operating and personnel expenses to the Manager or its affiliates equal to 6.5% of the Adjusted Cash Receipts (both, as defined in the New Management Agreement) for such quarter and 0.25% of the GAAP value of our security investments as of the end of such quarter. The Operating and Personnel Payment for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our income statement, is calculated as the greater of $1 million per quarter and 0.3125% of Royalty Investments (as defined in the New Management Agreement) during the previous twelve calendar months. Operating and Personnel Payments incurred during the year ended December 31, 2020 were $112.5 million.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Historically, the Manager received operating and personnel payments in equal quarterly installments that increased by 5% annually on a compounded basis under the terms of its management agreement with Old RPI and the Legacy Investors Partnerships. RP Ireland receives an annual management fee payable in advance by Old RPI in equal quarterly installments under terms of the Limited Partnership Agreements of the Legacy Investors Partnerships. Operating and personnel payments incurred during years ended December 31, 2019 and 2018 were $60.0 million and $57.2 million, respectively, and were recognized within General and administrative expenses on the consolidated statements of comprehensive income.

Distribution payable to non-controlling interest

The Distribution payable to non-controlling interest represents the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPSFT’s non-controlling interest in RPCT. The Distribution payable to non-controlling interest of $126.4 million at December 31, 2020 includes the following: (1) $100.0 million due to the Legacy Investors Partnerships from Old RPI in connection with the Legacy Investors Partnerships’ non-controlling interest in Old RPI that arose in the Reorganization Transactions and (2) $26.3 million due to RPSFT from RPCT in connection with RPSFT’s non-controlling interest in RPCT. The Distribution payable to non-controlling interest of $31.0 million and $44.3 million at December 31, 2019 and 2018, respectively, represents the contractual distribution of cash flows due from RPCT to RPSFT in connection with its non-controlling interest in RPCT.

Acquisition from Epizyme

In November 2019, in connection with an equity investment in Epizyme Inc. of $100.0 million made by RPIFT, Pablo Legorreta, our Chief Executive Officer, was appointed as a director of Epizyme, for which he received compensation in cash and shares, all of which will be contributed to the Manager and used to reduce costs and expenses which would otherwise be billed to us or our affiliates.

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

On December 8, 2017, RPI Acquisitions entered into a purchase, sale and assignment agreement (“Assignment Agreement”) with a wholly owned subsidiary of BioPharma Credit PLC (“BPCR”), an affiliate of us. BPCR is a related entity due to the sole member of the investment manager having significant influence over both entities. Under the terms of the Assignment Agreement, RPI Acquisitions assigned the benefit of 50% of the payment stream acquired from BMS to BPCR in consideration for BPCR meeting 50% of the funding obligations owed to BMS under the Purchase Agreement.

We began making installment payments to BMS during the second quarter of 2018 and completed our funding in the first quarter of 2020. Installment payments made to BMS during the year ended December 31, 2020 and 2019 totaled $24.3 million and $171.0 million, respectively, of which RPI Acquisitions funded $12.1 million and $85.5 million, respectively. Upon transfer of funds from BPCR to RPI Acquisitions to meet the quarterly funding obligation to BMS, RPI Acquisitions derecognized 50% of the financial royalty asset. Cash received from BPCR in respect of each funding obligation equaled the carrying amount of the assigned transfer of interest, therefore no gain or loss was recognized upon the transfer. The financial royalty asset of $150.6 million and $150.3 million included in Financial royalty assets, net on the consolidated balance sheets as of December 31, 2020 and 2019, respectively, represents only our right to the future payment streams acquired from BMS.

We funded a cumulative amount of $162.4 million, net of the assigned funding obligations. We began to measure this financial royalty asset using the effective interest method once our installment funding obligation was completed and we received our first royalty payment on the asset in the second quarter of 2020.

Other transactions

In the year ended December 31, 2020, we reimbursed Pablo Legorreta, our Chief Executive Officer, approximately $1.0 million for the cost of purchasing and donating ventilators to hospitals on our behalf.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Exchange Offer Transactions, we acquired the Legacy SLP Interest from the Continuing Investors Partnerships in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy Investors Partnerships own a non-controlling interest in Old RPI. Refer to Note 9–Non-Consolidated Affiliates for additional discussion.

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million is recorded as treasury interests, of which $1.9 million is held by non-controlling interests in the consolidated balance sheet as of December 31, 2020. The total investment of $4.3 million was recorded as treasury interests held by controlling equity in the consolidated balance sheet as of December 31, 2019.

Based on its ownership percentage of RP Holdings relative to us, each Continuing Investor Partnership pays a pro rata portion of any costs and expenses in connection with the contemplation of, formation of, listing and the ongoing operation of us and any of our subsidiaries, including any third-party expenses of managing us and any of our subsidiaries, such as accounting, audit, legal, reporting, compliance, administration (including directors’ fees), financial advisory, consulting, investor relations and insurance expenses relating to our affairs and those of any subsidiary.

17. Commitments and Contingencies

In the ordinary course of its business, we may enter into contracts or agreements that contain customary indemnifications relating to such things as confidentiality agreements and representations as to corporate existence and authority to enter into contracts. The maximum exposure under such agreements is indeterminable until a claim, if any, is made. However, no such claims have been made against us to date and we believe that the likelihood of such proceedings taking place in the future is remote.

On August 7, 2020, we entered into a funding agreement with Biohaven, including the Series B Biohaven Preferred Share Agreement, for up to $450.0 million to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones. Biohaven received $150.0 million at closing and will receive $100.0 million upon the start of the oral zavegepant Phase III program. Pursuant to the Series B Biohaven Preferred Share Agreement, we will also provide further support for the ongoing launch of Nurtec ODT with the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200.0 million payable on a quarterly basis between March 31, 2021 and December 31, 2024. In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between March 31, 2025 and December 31, 2030.

In November 2019, RPIFT agreed to pay $330.0 million to purchase Eisai’s royalties on future worldwide sales of Tazverik (tazemetostat), a novel targeted therapy in late-stage clinical development that was approved by the FDA in January 2020 for epithelioid sarcoma, and with the potential to be approved in several cancer indications. Under the terms of its agreement with Eisai, RPIFT acquired Eisai’s future worldwide royalties on net sales by Epizyme of Tazverik outside of Japan, for an upfront payment of $110.0 million plus up to an additional $220.0 million for the remainder of the royalty upon FDA approval of Tazverik for certain indications. The FDA approval of Tazverik in January 2020 triggered our obligation to fund the second $110.0 million tranche in November 2020. In June 2020, the FDA approval of additional indications of Tazverik triggered our obligation to fund the final $110.0 million tranche in November 2021, which is recorded within current liabilities on the consolidated balance sheet at December 31, 2020.

We have commitments to advance funds to counterparties through our investment in the Avillion Entities and R&D arrangements. Please refer to Notes 9–Non-Consolidated Affiliates and 10–R&D Funding Expense, respectively, for details of these arrangements. We also have requirements to make Operating and Personnel Payments over the life of the management agreement as described in Note 16–Related Party Transactions, which are variable and based on projected cash receipts.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Legal proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings in our consolidated balance sheets as of December 31, 2020 and 2019. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

18. Subsequent Events

In January 2021, we acquired a royalty interest in seltorexant from Minerva Neurosciences, Inc. for an upfront payment of $60 million and up to $95 million in additional milestone payments, contingent on the achievement of certain clinical, regulatory and commercialization milestones. Seltorexant is currently in Phase III development for the treatment of major depressive disorder (MDD) with insomnia symptoms by Janssen Pharmaceutica, N.V., a subsidiary of Johnson & Johnson.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

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

Item 9B.     OTHER INFORMATION

Not applicable.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in our Proxy Statement to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item will be presented in our Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be presented in our Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this Item will be presented in our Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be presented in our Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as a part of this Annual Report on Form 10-K:

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date	Filed or Furnished Herewith
3.1	Articles of Association of Royalty Pharma plc	8-K	3.1	6/19/2020
3.2	Articles of Association of Royalty Pharma Holdings Ltd	8-K	3.2	6/19/2020
4.1	Form of Class A Ordinary Share Certificate	S-1/A	4.1	6/11/2020
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934				x
10.1	Management and Services Agreement dated June 15, 2020, among the Company and RP Management, LLC	8-K	10.2	6/19/2020
10.2	Exchange Agreement dated June 16, 2020, among the Company, Royalty Pharma Holdings Ltd, RPI US Partners 2019, LP, RPI International Holdings 2019, LP, RPI International Partners 2019, LP and RPI EPA Holdings, LP	8-K	10.1	6/19/2020
10.3	Registration Rights Agreement dated June 18, 2020, among the Company and the Persons listed on Schedule A and Schedule B thereto	8-K	10.4	6/19/2020
10.4†	Form of Deed of Indemnity	S-1/A	10.5	6/2/2020
10.5†	Director Appointment Agreement, dated June 9, 2020, between the Company and Mr. Germano Giuliani	S-1/A	10.6	6/11/2020
10.6#	Amended and Restated Purchase and Sale Agreement, dated November 14, 2014, with the Cystic Fibrosis Foundation Therapeutics Incorporated	S-1/A	10.7	6/2/2020
10.7#	Amendment No. 1 to the Amended and Restated Purchase and Sale Agreement, dated October 13, 2016 with the Cystic Fibrosis Foundation	S-1/A	10.8	6/2/2020
10.8#	Research, Development and Commercialization Agreement, dated May 24, 2004, between the Cystic Fibrosis Foundation Therapeutics Incorporated and Vertex Pharmaceuticals Inc., as amended	S-1	10.9	5/22/2020
10.9#	Amendment No. 1 to Research, Development and Commercialization Agreement, dated January 6, 2006 by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.10	5/22/2020
10.10	Amendment No. 2 to Research, Development and Commercialization Agreement, dated January 1, 2006, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.11	5/22/2020
10.11#	Amendment No. 5 to Research, Development and Commercialization Agreement, dated April 1, 2011, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.12	5/22/2020
10.12#	Amendment No. 7 to Research, Development and Commercialization Agreement, dated September 1, 2016, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.13	5/22/2020

10.13	Amended and Restated Management and Services Agreement dated June 11, 2020, among Royalty Pharma Investments 2019 ICAV and RP Management, LLC	8-K	10.3	6/19/2020
10.14†	Form of Independent Director Equity Incentive Plan	S-1/A	10.15	6/11/2020
10.15	Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.1	9/2/2020
10.16	First Supplemental Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd. and Wilmington Trust, National Association, as Trustee	8-K	4.2	9/2/2020
10.17	Registration Rights Agreement, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd, BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC	8-K	4.9	9/2/2020
10.18#	Amendment No. 2 to the Amended and Restated Purchase and Sale Agreement, dated October 30, 2020, by and among RPI Finance Trust, RPI 2019 Intermediate Finance Trust and Cystic Fibrosis Foundation	8-K	10.1	11/5/2020
21.1	List of subsidiaries	S-1	21.1	5/22/2020
23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm				x
24.1	Power of Attorney (reference is made to the signature page hereto)				x
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				x
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32*	Certifications of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS	XBRL Taxonomy Extension Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)				x

†     Management contract or compensatory plan or arrangement.
#     Certain information has been excluded from the exhibit because it both (i) is not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
*     The certifications furnished in Exhibit 32 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

Item 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYALTY PHARMA PLC
(Registrant)

Date:	February 24, 2021	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date:	February 24, 2021	/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Terrance Coyne and George Lloyd, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Pablo Legorreta	Chairman of the Board, Director & Chief Executive Officer (Principal Executive Officer and Royalty Pharma plc’s authorized representative in the United States)	February 24, 2021
Pablo Legorreta

/s/ Terrance Coyne	Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2021
Terrance Coyne

/s/ Errol De Souza	Director	February 24, 2021
Errol De Souza

/s/ William Ford	Director	February 24, 2021
William Ford

/s/ Gregory Norden	Director	February 24, 2021
Gregory Norden

/s/ M. Germano Giuliani	Director	February 24, 2021
M. Germano Giuliani

/s/ Rory Riggs	Director	February 24, 2021
Rory Riggs

/s/ Bonnie Bassler	Director	February 24, 2021
Bonnie Bassler

/s/ Catherine Engelbert	Director	February 24, 2021
Catherine Engelbert

/s/ Ted Love	Director	February 24, 2021
Ted Love

/s/ Henry Fernandez	Director	February 24, 2021
Henry Fernandez