Form 10-Q
period 2021-03-31
Royalty Pharma plc
filed 2021-05-11
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 7, 2021, Royalty Pharma plc had 392,857,300 shares of Class A ordinary shares outstanding and 214,255,202 Class B ordinary shares outstanding.

ROYALTY PHARMA PLC

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective assets, our industry, our beliefs and our assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of the numerous risks outlined in Part I under Item 1A. under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

These risks and uncertainties include factors related to:
•sales risks of biopharmaceutical products on which we receive royalties;
•the ability of RP Management, LLC (the “Manager”) to locate suitable assets for us to acquire;
•uncertainties related to the acquisition of interests in development-stage biopharmaceutical product candidates and our strategy to add development-stage product candidates to our product portfolio;
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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of March 31,	As of December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$708,810	$1,008,680
Marketable securities	1,068,913	983,279
Financial royalty assets	522,388	587,193
Accrued royalty receivable	33,454	33,155
Available for sale debt securities	69,261	69,984
Other royalty income receivable	6,541	6,011
Other current assets	6,657	8,596
Total current assets	2,416,024	2,696,898

Financial royalty assets, net	12,599,080	12,368,084
Intangible royalty assets, net	22,995	28,666
Equity securities	244,503	298,689
Available for sale debt securities	179,939	163,016
Derivative financial instruments	2,884	5,439
Investments in non-consolidated affiliates	444,407	454,936
Other assets	4,256	4,558
Total assets	$15,914,088	$16,020,286

Liabilities and equity
Current liabilities
Distribution payable to non-controlling interest	$108,840	$126,366
Accounts payable and accrued expenses	8,272	10,775
Interest payable	10,271	42,146
Accrued purchase obligation	110,000	110,000
Milestone payable	18,600	18,600
Total current liabilities	255,983	307,887

Long-term debt	5,821,072	5,816,584
Total liabilities	6,077,055	6,124,471
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; 392,857 and 388,135 issued and outstanding, respectively	39	39
Class B ordinary shares, $0.000001 par value; 214,255 and 218,976 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 50 issued and outstanding, respectively	63	63
Deferred shares, $0.000001 par value, 321,128 and 316,407 issued and outstanding, respectively	—	—
Additional paid-in capital	2,931,249	2,865,964
Retained earnings	1,923,771	1,920,635
Non-controlling interest	4,954,818	5,077,036
Accumulated other comprehensive income	29,452	34,395
Treasury interests	(2,359)	(2,317)
Total shareholders’ equity	9,837,033	9,895,815

Total liabilities and shareholders’ equity	$15,914,088	$16,020,286
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Total income and revenues
Income from financial royalty assets	$529,625	$462,844
Revenue from intangible royalty assets	36,061	34,983
Other royalty income	7,341	3,052
Total income and other revenues	573,027	500,879

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	292,262	88,012
Research and development funding expense	2,641	7,639
Amortization of intangible assets	5,671	5,733
General and administrative expenses	43,156	38,065
Total operating expenses, net	343,730	139,449

Operating income	229,297	361,430

Other expense/(income)
Equity in loss of non-consolidated affiliates	1,918	9,074
Interest expense	37,415	53,584
Unrealized loss on derivative financial instruments	2,555	33,445
Loss on equity securities	54,186	153,166
Unrealized gain on available for sale debt securities	(9,115)	—
Interest income	(16,598)	(2,858)
Other non-operating (income)/expense, net	(43)	5,923
Total other expense, net	70,318	252,334
Consolidated net income before tax	158,979	109,096
Income tax expense	—	—
Consolidated net income	158,979	109,096

Less: Net income attributable to non-controlling interest	(89,860)	(37,856)

Net income attributable to controlling interest	69,119	71,240

Other comprehensive income/(loss)
Reclassification of loss on interest rate swaps	—	4,066
Unrealized gain on available for sale debt securities	5,125	52,725
Reclassification of unrealized gain on available for sale debt securities	(15,491)	—
Other comprehensive (loss)/income	(10,366)	56,791
Comprehensive income	58,753	128,031

Less: Other comprehensive loss/(income) attributable to non-controlling interest	4,881	(9,672)
Comprehensive income attributable to controlling interest	$63,634	$118,359

Earnings per Class A ordinary share:
Basic	$0.18	N/A
Diluted	$0.18	N/A
Weighted average Class A ordinary shares outstanding:
Basic	389,760	N/A
Diluted	607,148	N/A
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815
Contributions	—	—	—	—	—	—	—	—	—	—	—	3,253	—	3,253
Distributions	—	—	—	—	—	—	—	—	—	—	—	(145,378)	—	(145,378)
Dividends	—	—	—	—	—	—	—	—	—	(65,983)	—	—	—	(65,983)
Other exchanges	4,721	—	(4,721)	—	—	—	4,721	—	64,572	—	542	(65,072)	(42)	—
Share based compensation and related issuance of Class A ordinary shares	1	—	—	—	—	—	—	—	713	—	—	—	—	713
Net income	—	—	—	—	—	—	—	—	—	69,119	—	89,860	—	158,979
Other comprehensive income:
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	2,712	2,413	—	5,125
Reclassification of unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(8,197)	(7,294)	—	(15,491)
Balance at March 31, 2021	392,857	$39	214,255	$—	50	$63	321,128	$—	$2,931,249	$1,923,771	$29,452	$4,954,818	$(2,359)	$9,837,033

	Shareholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Treasury Interests	Total Equity

Balance at December 31, 2019	$3,282,516	$2,825,212	$2,093	$35,883	$(4,266)	$6,141,438
Contributions	307,646	—	—	1,133,629	—	1,441,275
Transfer of interests	(1,037,161)	—	—	1,037,161	—	—
Cumulative adjustment for adoption of ASU 2016-13	—	(192,705)	—	—	—	(192,705)
Distributions	—	(141,776)	—	(251,426)	—	(393,202)
Net income	—	71,240	—	37,856	—	109,096
Other comprehensive income:
Unrealized gain on available for sale debt securities	—	—	43,053	9,672	—	52,725
Reclassification of loss on interest rate swaps	—	—	4,066	—	—	4,066
Balance at March 31, 2020	$2,553,001	$2,561,971	$49,212	$2,002,775	$(4,266)	$7,162,693
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Cash collections from financial royalty assets	$573,946	$488,028
Cash collections from intangible royalty assets	35,761	34,788
Other royalty cash collections	6,821	535
Distributions from non-consolidated affiliates	17,325	20,293
Interest received	1,548	2,236
Swap collateral received	—	45,252
Swap termination payments	—	(35,448)
Ongoing development-stage funding payments	(2,641)	(7,639)
Payments for operating and professional costs	(42,160)	(25,838)
Interest paid	(64,500)	(51,103)
Net cash provided by operating activities	526,100	471,104

Cash flows from investing activities:
Investments in non-consolidated affiliates	(8,714)	(13,142)
Purchases of equity securities	—	(50,000)
Purchases of available for sale debt securities	(17,585)	—
Proceeds from available for sale debt securities	15,625	—
Purchases of marketable securities	(505,339)	(703,935)
Proceeds from sales and maturities of marketable securities	419,783	104,613
Acquisitions of financial royalty assets	(503,070)	(99,290)
Net cash used in investing activities	(599,300)	(761,754)

Cash flows from financing activities:
Distributions to shareholders/unitholders	—	(141,776)
Distributions to non-controlling interest	(125,721)	(161,387)
Distributions to non-controlling interest- other	(37,183)	—
Dividends to shareholders	(65,983)	—
Contributions from non-controlling interest- R&D	1,997	1,260
Contributions from non-controlling interest- other	220	29,764
Scheduled repayments of long-term debt	—	(47,100)
Repayments of long-term debt	—	(5,170,396)
Proceeds from issuance of long-term debt	—	6,040,000
Debt issuance costs and other	—	(7,841)
Net cash (used in)/provided by financing activities	(226,670)	542,524
Net change in cash and cash equivalents	(299,870)	251,874
Cash and cash equivalents, beginning of period	1,008,680	246,199
Cash and cash equivalents, end of period	$708,810	$498,073
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

RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management entity formed to facilitate our Exchange Offer Transactions (defined below), and is the successor to Royalty Pharma Investments, an Irish unit trust (“Old RPI”), for accounting and financial reporting purposes. RP Holdings is owned directly by RPI US Partners 2019, LP, a Delaware limited partnership, RPI International Holdings 2019, LP, (together, the “Continuing Investors Partnerships”), and Royalty Pharma plc. Old RPI is a unit trust established in August 2011 under the laws of Ireland and authorized by the Central Bank of Ireland pursuant to the Unit Trusts Act, 1990. Prior to the Exchange Offer Transactions, Old RPI was owned by various partnerships (the “Legacy Investors Partnerships”).

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

“Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. After the consummation of the Reorganization Transactions (defined below) and before the consummation of the IPO, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to RPI 2019 ICAV. Prior to the Reorganization Transactions, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Old RPI.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the Exchange Offer Transactions, we own, through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust (“RPI Intermediate FT”), an 82% economic interest in Old RPI. Through our 82% indirect ownership of Old RPI, we are legally entitled to 82% of the economics of Old RPI’s wholly-owned subsidiaries, RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and RPI Acquisitions (Ireland), Limited (“RPI Acquisitions”), an Irish private limited company, and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish unit trust. From the Exchange Date until the expiration of the Legacy Investors Partnerships’ investment period on June 30, 2020 (the “Legacy Date”), the Legacy Investors Partnerships were offered to participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI ceased making new investments and each of Old RPI and the Legacy Investors Partnerships became legacy entities. Following the Legacy Date, we have made and plan to make new investments through our subsidiaries, including RPI Intermediate FT.
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
Prior to, and as a condition precedent to the closing of the IPO, various reorganization transactions became effective, including the following:
•the Exchange Offer Transactions (as described above); and
•the execution of a new management agreement with the Manager (the “Management Agreement”).

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
IPO

On June 18, 2020, we completed our IPO on the Nasdaq Global Select Market under the ticker symbol “RPRX”, in which we issued 89,334 thousand shares of Class A ordinary shares at a price to the public of $28.00 per share, of which 71,652 thousand and 17,682 thousand shares were offered by the Company and selling shareholders, respectively. We used the net proceeds from the IPO to acquire the RP Holdings Class A Interests and, as a result, we own 100% of RP Holdings Class A Interests.

Upon consummation of the IPO, certain of the Continuing Investors agreed to exchange, pursuant to the Exchange Offer Transactions, interests in the Continuing Investors Partnerships represented by their ownership of 294,176 thousand RP Holdings Class B Interests into an aggregate of 294,176 thousand Class A ordinary shares of Royalty Pharma plc. Upon completion of the exchange, Royalty Pharma plc indirectly owned 294,176 thousand RP Holdings Class B Interests. The remaining investors in the Continuing Investors Partnerships who did not elect to exchange into Class A ordinary shares held 241,207 thousand newly issued Class B ordinary shares of Royalty Pharma plc. As a result, the Continuing Investors Partnerships held a number of our Class B ordinary shares equal to the number of RP Holdings Class B Interests indirectly held by them at such time which are exchangeable on a one-for-one basis for Class A ordinary shares of Royalty Pharma plc.

2. Summary of Significant Accounting Policies

Basis of preparation and use of estimates

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under U.S. GAAP. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K.

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

Basis of consolidation

The unaudited condensed consolidated financial statements include the accounts of Royalty Pharma and all majority-owned and controlled subsidiaries, as well as variable interest entities, where we are the primary beneficiary. We consolidate based upon evaluation of our power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance. For consolidated entities where we own or are exposed to less than 100% of the economics, we record Net income attributable to non-controlling interest in our unaudited condensed consolidated statements of comprehensive income equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

Following management’s determination that a high degree of common ownership existed in Royalty Pharma both before and after the Exchange Date, Royalty Pharma recognized Old RPI’s assets and liabilities at the carrying value reflected on Old RPI’s balance sheet as of the Exchange Date.

Prior to the Exchange Offer Transactions, our only historical non-controlling interest was attributable to a de minimis interest in RPCT held by RPSFT. As a result of the Exchange Offer Transactions in February 2020, a new non-controlling interest was created related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI.

Following the consummation of our IPO in June 2020, two new non-controlling interests were created: (1) a non-controlling interest related to the Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of the RP Holdings Class B Interests, which amounted to approximately 35% as of March 31, 2021 and (2) a non-controlling interest attributable to the RP Holdings Class C Special Interest held by EPA Holdings, an affiliate of the Manager. Income will not be allocated to the latter non-controlling interest until certain conditions are met, which we do not expect to occur for several years.

All intercompany transactions and balances have been eliminated in consolidation.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adjustment to prior period presentation

In connection with the preparation of our condensed consolidated interim financial statements for the three months ended September 30, 2020, we identified an adjustment to the classification of our short-term investments on our consolidated balance sheet, as of December 31, 2019 based on the original maturity dates of the investments. The adjustment resulted in an increase of $88.8 million to Marketable securities and a corresponding decrease to Cash and cash equivalents on the consolidated balance sheet as of March 31, 2020. The adjustments resulted in an increase of $66.7 million and a decrease of $22.1 million in cash activity related to Purchases of marketable securities and Proceeds from sales and maturities of marketable securities, respectively, within Net cash used in investing activities for the three months ended March 31, 2020, with a net impact on net cash flow from investing of $88.8 million. We evaluated the adjustment and determined that, based on our quantitative and qualitative analysis, it was not material to the condensed consolidated financial statements as of and for the three months ended March 31, 2020.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations of credit risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, financial royalty assets and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances as of March 31, 2021 and December 31, 2020 were held with State Street and Bank of America. Our primary operating accounts significantly exceed the FDIC limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, AbbVie, Amgen, Bristol-Myers Squibb, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche/Genentech and Vertex. As of March 31, 2021 and December 31, 2020, Vertex was the marketer and payor making up the largest balance of our current portion of Financial royalty assets, net, accounting for 28% and 27%, respectively, as the marketer and payor of our royalties on the cystic fibrosis franchise.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of income or revenue on our royalty assets.

Recently adopted and issued accounting standards

Upon the January 1, 2020 adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on the portion of our portfolio of financial royalty assets that is subject to credit risk. Refer to Note 7––Cumulative Allowance for Changes in Expected Cash Flows from Financial Royalty Assets for additional discussion.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Fair Value Measurements and Financial Instruments

Fair value measurements

The summary below presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and the valuation techniques we utilized to determine such fair value.

•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Our Level 1 assets consist of equity securities with readily determinable fair values and money market funds.

•Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. Our Level 2 assets generally include marketable securities, warrants, derivatives and, historically, our interest rate swap contracts.

•Level 3: Prices or valuation that require inputs that are both significant to the fair value measurement and unobservable. Our Level 3 assets consist of our investments in the Series A Biohaven Preferred Shares, Series B Biohaven Preferred Shares and the Series B Forwards. See Note 5––Available for Sale Debt Securities for a description of our investments in the Series A Biohaven Preferred Shares, Series B Biohaven Preferred Shares and the Series B Forwards.

For financial instruments which are carried at fair value, the level in the fair value hierarchy is based on the lowest level of inputs that is significant to the fair value measurement in its entirety.

Fair value hierarchy

The following is a summary of the inputs used to value our financial assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$201,439	$—	$—	$201,439
Certificates of deposit	—	91,660	—	91,660
Marketable securities
Commercial paper	—	369,037	—	369,037
Certificates of deposit	—	699,876	—	699,876
Available for sale debt securities	—	—	69,261	69,261
Total current assets	$201,439	$1,160,573	$69,261	$1,431,273

Equity securities	$244,503	$—	$—	$244,503
Available for sale debt securities	—	—	157,539	157,539
Forwards (1)	—	—	22,400	22,400
Warrants (2)	—	2,884	—	2,884
Total non-current assets	$244,503	$2,884	$179,939	$427,326
(1)The Series B Forwards, recorded within Available for sale debt securities in the condensed consolidated balance sheet as of March 31, 2021, relate to our obligation to fund the acquisition of the Series B Biohaven Preferred Shares.
(2)Related to the Epizyme transaction as described in Note 4––Derivative Instruments and recorded in the non-current asset portion of Derivative financial instruments in the condensed consolidated balance sheet as of March 31, 2021.

The net unrealized loss recognized on equity securities still held as of March 31, 2021 was a loss of $54.2 million and $119.6 million for the three months ended March 31, 2021 and 2020, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$24,302	$—	$—	$24,302
Commercial paper	—	77,176	—	77,176
Certificates of deposit	—	74,502	—	74,502
Marketable securities
Corporate debt securities	—	32,754	—	32,754
Commercial paper	—	444,554	—	444,554
Certificates of deposit	—	505,971	—	505,971
Available for sale debt securities	—	—	69,984	69,984
Total current assets	$24,302	$1,134,957	$69,984	$1,229,243

Equity securities (1)	$298,689	$—	$—	$298,689
Available for sale debt securities	—	—	144,416	144,416
Forwards (2)	—	—	18,600	18,600
Warrants (3)	—	5,439	—	5,439
Total non-current assets	$298,689	$5,439	$163,016	$467,144
(1)Upon Gilead’s acquisition of Immunomedics, our investment in Immunomedics common stock was redeemed in full in the three months ended December 31, 2020, resulting in a gain of $292.3 million recognized within (Gain)/loss on equity securities in the year ended December 31, 2020.
(2)The Series B Forwards, recorded within Available for sale debt securities in the condensed consolidated balance sheet as of December 31, 2020, relate to our obligation to fund the acquisition of the Series B Biohaven Preferred Shares.
(3)Related to the Epizyme transaction as described in Note 4––Derivative Instruments and recorded in the non-current asset portion of Derivative financial instruments in the condensed consolidated balance sheet as of December 31, 2020.

The tables presented below summarize the change in the combined carrying value (current and non-current) of Level 3 financial instruments, which relate to our investment in the Series A Biohaven Preferred Shares, Series B Biohaven Preferred Shares and the Series B Forwards (in thousands).

	For the three months ended March 31,
	2021	2020
Series A Biohaven Preferred Shares
Balance at the beginning of the period	$214,400	$131,280
Unrealized gains on available for sale debt securities (1)	5,125	52,725
Transfer to Level 2	—	(184,005)
Redemption	(15,625)	—
Balance at the end of the period	$203,900	$—

	For the three months ended March 31,
	2021	2020
Series B Biohaven Preferred Shares
Balance at the beginning of the period	$—	$—
Purchases	17,585	—
Settlement of forwards (2)	5,315	—
Balance at the end of the period	$22,900	$—

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended March 31,
	2021	2020
Series B Forwards
Balance at the beginning of the period	$18,600	$—
Unrealized gains included in earnings (3)	9,115	—
Settlement of forwards (2)	(5,315)	—
Balance at the end of the period	$22,400	$—
(1)     Recorded in other comprehensive income within Unrealized gain on available for sale debt securities on the condensed consolidated statements of comprehensive income.
(2)     Reflects the fair value attributed to the Series B Forwards that were settled in the period, which is included in the fair value of the Series B Biohaven Preferred Shares. See Note 5––Available for Sale Debt Securities.
(3)     Recorded in earnings within Unrealized gain on available for sale debt securities on the condensed consolidated statements of comprehensive income.

Valuation inputs

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements in the fair value hierarchy.

Investment in Series A Biohaven Preferred Shares

The fair value of the Series A Biohaven Preferred Shares as of March 31, 2021 and December 31, 2020 was based on the cash flows due to us from Biohaven Pharmaceutical Holding Company Ltd. (“Biohaven”) of two times (2x) the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments of $15.6 million following U.S. Food and Drug Administration (“FDA”) approval and starting one-year after FDA approval, through December 31, 2024. The FDA approved Nurtec ODT (rimegepant) in February 2020, at which point we became entitled to receive a fixed payment amount of $250.0 million payable in equal quarterly payments from March 31, 2021 through December 31, 2024. For additional discussion of our investment in the Series A Biohaven Preferred Shares, see Note 5––Available for Sale Debt Securities.

The fair value of the Series A Biohaven Preferred Shares as of March 31, 2021 and December 31, 2020 was calculated using probability-adjusted discounted cash flow calculations incorporating Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability of a change of control event occurring during the investment term, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a four-year time period and developing a risk-adjusted discount rate requires significant judgement. Our estimate of a risk adjusted discount rate of 7.9% as of March 31, 2021 and 8.3% as of December 31, 2020 could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series A Biohaven Preferred Shares, which would mean that the estimated fair value could be significantly higher or lower. As of March 31, 2021 and December 31, 2020, we estimated a fair value for the Series A Biohaven Preferred Shares of $203.9 million and $214.4 million, respectively, which we classified as Available for sale debt securities in our condensed consolidated balance sheet. The unrealized movement in the fair value of the Series A Preferred Shares is recorded in other comprehensive income within Unrealized gain on available for sale debt securities on the condensed consolidated statements of comprehensive income.

Our investment in the Series A Biohaven Preferred Shares was transferred from a Level 3 asset to a Level 2 asset in February 2020, when Nurtec ODT (rimegepant) received FDA approval, at which time we began using a discounted cash flow analysis that relied on observable inputs. During the three months ended December 31, 2020, information pertaining to Biohaven’s issuance of debt and its effective interest rate became available and we refined our valuation of the Series A Biohaven Preferred shares as of December 31, 2020 to incorporate this significant unobservable input. As a result, we reclassified the investment from a Level 2 to a Level 3 asset during the three months ended December 31, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investment in Series B Biohaven Preferred Shares

We have committed to acquiring 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share for a total of $200.0 million payable on a quarterly basis between March 31, 2021 and December 31, 2024 (“Series B Forwards”). As of March 31, 2021, we have acquired 351 shares of Series B Biohaven Preferred Shares. In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments equal to approximately 1.8 times the original issue price per share between March 31, 2025 and December 31, 2030. For additional discussion of our investment in the Series B Biohaven Preferred Shares, see Note 5–Available for Sale Debt Securities.

The fair value of the Series B Biohaven Preferred Shares as of March 31, 2021 and the fair value of the Series B Forwards as of March 31, 2021 and December 31, 2020 were based on probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability that there will be a change of control event in different periods of time, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a 10-year time period and developing a risk-adjusted discount rate requires significant judgement. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series B Biohaven Preferred Shares or the Series B Forwards, which would mean that the estimated fair value could be significantly higher or lower. We have elected the fair value option to account for our Series B Biohaven Preferred Shares and Series B Forwards as it most accurately reflects the nature of our investment in the Series B Biohaven Preferred Shares. The Series B Biohaven Preferred Shares and the Series B Forwards are recorded within Available for sale debt securities in our condensed consolidated balance sheet.

The unrealized movement in fair value of the Series B Preferred Shares and Series B Forwards is recorded in earnings within Unrealized gain on available for sale debt securities on the condensed consolidated statements of comprehensive income.

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

Financial assets not measured at fair value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. The fair value of financial royalty assets is calculated by management using the forecasted royalty payments we expect to receive based on the projected product sales for all royalty bearing products as estimated by sell-side equity research analysts’ consensus forecasts. These projected future royalty payments by asset are then discounted to a present value using appropriate individual discount rates. The fair value of our financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. Estimated fair values based on Level 3 inputs and related carrying values for the non-current portion of our financial royalty assets as of March 31, 2021 and December 31, 2020 are presented below (in thousands).

	March 31, 2021		December 31, 2020
	Fair value	Carrying value, net	Fair value	Carrying value, net
Financial royalty assets, net	$18,464,028	$12,599,080	$18,718,179	$12,368,084

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Interest rate swaps

As of March 31, 2021, we do not hold any interest rate swap contracts. In connection with the Exchange Offer Transactions described in Note 1–Organization and Purpose, RPIFT terminated all outstanding interest rate swaps in February 2020. We paid $35.4 million in the three months ended March 31, 2020 to terminate our swaps and reclaimed $45.3 million of collateral that was held by the respective counterparties. We did not apply hedge accounting and recognized all movement in fair value through earnings. During the three months ended March 31, 2020, we recorded unrealized losses of $10.9 million on interest rate swaps in the condensed consolidated statements of comprehensive income.

Epizyme put option and warrant

In November 2019, RPIFT made an equity investment in Epizyme Inc. (“Epizyme”) of $100.0 million. Under the terms of its agreement with Epizyme, RPIFT made an upfront payment of $100.0 million for (1) shares of Epizyme common stock, (2) a warrant to purchase an additional 2.5 million shares of Epizyme common stock at $20 per share over a three-year term, and (3) Epizyme’s royalty on sales of Tazemetostat in Japan payable by Eisai Co., Ltd (“Eisai”). In addition, Epizyme had an 18 month put option to sell an additional $50.0 million of its common stock to RPIFT at then prevailing prices, not to exceed $20 per share, which Epizyme exercised in February 2020.

The warrant was recognized at fair value of $2.9 million and $5.4 million within the non-current asset portion of Derivative financial instruments on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. We recorded an unrealized loss on derivative contracts of $2.6 million and $16.7 million related to the change in the fair value of the warrants on the condensed consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020, respectively.

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

The Biohaven written put option was not exercised and expired in the year ended December 31, 2020. See Note 5–Available for Sale Debt Securities for a description of our investment in the Series A Biohaven Preferred Shares.

Summary of derivatives and reclassifications

The table below summarizes the change in fair value of derivatives for the three months ended March 31, 2021 and 2020 and the line items within the condensed consolidated statements of comprehensive income where the (gains)/losses on derivatives are recorded (in thousands).

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended March 31,		Condensed Consolidated Statement of Comprehensive Income location
	2021	2020
Derivatives in hedging relationships (1)
Interest Rate Swaps:
Amount of loss reclassified from Accumulated Other Comprehensive Income into income	$—	$4,066	Unrealized loss on derivative financial instruments
Change in fair value of interest rate swaps	—	(73)	Unrealized loss on derivative financial instruments
Interest expense	—	114	Interest expense
Derivatives not designated as hedging instruments
Interest Rate Swaps:
Change in fair value of interest rate swaps	—	6,908	Unrealized loss on derivative financial instruments
Interest expense	—	408	Interest expense
Warrant:
Change in fair value of warrant	2,555	16,744	Unrealized loss on derivative financial instruments
Forward purchase contract:
Change in fair value of forward purchase contract	—	5,800	Unrealized loss on derivative financial instruments
(1)     Certain older interest rate swaps were previously designated as cash flow hedges. These swaps became ineffective as debt refinancings occurred between 2013 and 2016. As a result of the termination of interest rate swaps in February 2020, all amounts associated with interest rate swaps previously designated as cash flow hedges and recorded in Accumulated Other Comprehensive Income have been released into earnings.

5. Available for Sale Debt Securities

Series A Biohaven Preferred Shares

On April 5, 2019, RPIFT funded the purchase of 2,495 Series A Biohaven Preferred Shares from Biohaven at a price of $50,100.00 per preferred share, for a total of $125.0 million. The approval of Nurtec ODT (rimegepant) by the FDA in February 2020 results in a payment due to us of two times the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments beginning on March 31, 2021 through December 31, 2024. In the three months ended March 31, 2021, we received our first payment from the quarterly redemption of the Series A Biohaven Preferred Shares. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to redeem any outstanding Series A Biohaven Preferred Shares at a price equal to two times the original purchase price of the Series A Biohaven Preferred Shares. Biohaven may redeem at their election, any outstanding Series A Biohaven Preferred Shares at a price equal to two times the original purchase price. In the event that Biohaven defaults on any obligation to redeem Series A Biohaven Preferred Shares when required, the redemption amount shall accrue interest at the rate of 18% annually until the redemption price for such unredeemed Series A Biohaven Preferred Shares is paid in full, subject to applicable law. If any such default continues for at least one year, we will be entitled to convert all unredeemed Series A Biohaven Preferred Shares into common shares equal to the redemption price, plus accrued interest, divided by the five-day volume-weighted trading price immediately preceding the conversion date.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In the three months ended March 31, 2021, we began purchasing the Series B Biohaven Preferred Shares which are classified as Available for sale debt securities on the condensed consolidated balance sheet. We have elected the fair value option to account for the Series B Forwards and the Series B Biohaven Preferred Shares, which are recorded in aggregate on the condensed consolidated balance sheet as Available for sale debt securities. We believe the fair value option most accurately reflects the nature of the Series B Forwards and the associated Series B Biohaven Preferred Shares.

The table below summarizes our available for sale debt securities recorded at fair value as of March 31, 2021 and December 31, 2020 (in thousands):

	Cost	Unrealized gains	Fair Value (1)
As of March 31, 2021
Series A Biohaven Preferred Shares	$125,121	$78,779	$203,900
Series B Biohaven Preferred Shares	17,585	5,315	22,900
Series B Forwards	—	22,400	22,400
Total available for sale debt securities	$142,706	$106,494	$249,200

As of December 31, 2020
Series A Biohaven Preferred Shares	$125,121	$89,279	$214,400
Series B Forwards	—	18,600	18,600
Total available for sale debt securities	$125,121	$107,879	$233,000
(1)     As of March 31, 2021, $69.3 million and $134.6 million related to Series A Biohaven Preferred Shares are recorded in the current and non-current asset portion of Available for sale debt securities, respectively, on the condensed consolidated balance sheet. As of December 31, 2020, $70.0 million and $144.4 million related to the Series A Preferred Shares were recorded as the current and non-current asset portion of Available for sale debt securities, respectively, on the condensed consolidated balance sheet. As of March 31, 2021 and December 31, 2020, balances related to Series B Biohaven Preferred Shares and Series B Forwards are recorded in the non-current portion of Available for sale debt securities on the condensed consolidated balance sheets.

6. Financial Royalty Assets, Net

Financial royalty assets, net consist of contractual rights to cash flows relating to royalty payments derived from the expected sales of patent-protected biopharmaceutical products that entitle us and our subsidiaries to receive a portion of income from the sale of those products by unrelated companies.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

March 31, 2021	Estimated royalty duration (a)	Gross carrying value	Cumulative allowance for changes in expected cash flows (Note 7)	Net carrying value (e)
Cystic fibrosis franchise	2037 (b)	$5,292,904	$(53,092)	$5,239,812
Tysabri	(c)	1,967,974	(114,354)	1,853,620
Imbruvica	2027-2029	1,416,270	(110,285)	1,305,985
Xtandi	2027-2028	1,136,270	(188,417)	947,853
Evrysdi	2030-2035 (d)	688,189	—	688,189
Promacta	2025-2028	658,287	—	658,287
Other	2020-2039	3,517,660	(730,280)	2,787,380
Total		$14,677,554	$(1,196,428)	$13,481,126
Less: Cumulative allowance for credit losses (Note 7)				(359,658)
Total financial royalty assets, net				$13,121,468
a)Dates shown represent management’s estimates of when a royalty will substantially end, which may depend on our estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. Royalty expiration dates can change due to patent, regulatory, commercial or other developments. There can be no assurances that our royalties will expire when expected.
b)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on generic entry.
c)Under terms of the agreement, RPIFT acquired a perpetual royalty on net sales of Tysabri. Management has applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed.
d)Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.
e)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 7—Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

December 31, 2020	Estimated royalty duration (a)	Gross carrying value	Cumulative allowance for changes in expected cash flows (Note 7)	Net carrying value (e)
Cystic fibrosis franchise	2037 (b)	$5,274,896	$—	$5,274,896
Tysabri	(c)	2,003,797	(112,720)	1,891,077
Imbruvica	2027-2029	1,406,291	(46,872)	1,359,419
Xtandi	2027-2028	1,150,335	(145,565)	1,004,770
Promacta	2025-2027	686,129	—	686,129
Evrysdi	2030-2035 (d)	675,440	—	675,440
Other	2020-2039	3,022,213	(634,950)	2,387,263
Total		$14,219,101	$(940,107)	$13,278,994
Less: Cumulative allowance for credit losses (Note 7)				(323,717)
Total financial royalty assets, net				$12,955,277
a)Dates shown represent management’s estimates of when a royalty will substantially end, which may depend on our estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. Royalty expiration dates can change due to patent, regulatory, commercial or other developments. There can be no assurances that our royalties will expire when expected.
b)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on generic entry.
c)Under terms of the agreement, RPIFT acquired a perpetual royalty on net sales of Tysabri. Management has applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed by the management.
d)Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.
e)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 7—Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

7. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

The cumulative allowance for changes in expected future cash flows from financial royalty assets is presented net within the non-current portion of Financial royalty assets, net on the condensed consolidated balance sheets and includes the following activities:

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following tables set forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands):

Activity for the period
Balance at December 31, 2020 (a)	$(1,263,824)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(283,617)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	27,296
Current period provision for credit losses (b)	(35,941)
Balance at March 31, 2021	$(1,556,086)
(a)     Includes $323.7 million related to cumulative allowance for credit losses.
(b)     Primarily related to provision for credit losses resulting from increases to our portfolio of financial royalty assets in the three months ended March 31, 2021, predominantly the $100.0 million increase to our zavegepant financial royalty asset related to the funding payment we made to Biohaven upon the start of the oral zavegepant Phase 3 program and a new royalty interest in the cabozantinib products.

8. Intangible Royalty Assets, Net

The following schedules of the intangible royalty assets present the cost, accumulated amortization and net carrying value as of March 31, 2021 and December 31, 2020 (in thousands).

As of March 31, 2021	Cost	Accumulated amortization	Net carrying value
DPP-IV patents	$606,216	$583,221	$22,995
Total intangible royalty assets	$606,216	$583,221	$22,995

As of December 31, 2020	Cost	Accumulated amortization	Net carrying value
DPP-IV patents	$606,216	$577,550	$28,666
Total intangible royalty assets	$606,216	$577,550	$28,666

The DPP-IV patents associated with the intangible royalty assets terminate at various dates up to 2022. The weighted average remaining life of the intangible royalty assets is one year. We project amortization expense will be $17.3 million and $5.7 million in the remainder of 2021 and 2022, respectively.

Our revenue is tied to underlying patent protected sales of other DPP-IV products of various licensees. Such revenue from royalty assets is earned from sales occurring primarily in the United States and Europe; however, we do not have the ability to disaggregate our royalty revenue from licensees based on the geography of the underlying sales, as this level of information is not always included in royalty reports provided to us. The marketers paying us royalties on these products do not always provide, and are not necessarily required to provide, the breakdown of product sales by geography. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 99% and 94% of our revenues from intangible royalty assets in the three months ended March 31, 2021 and 2020, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The income allocation from the Legacy SLP Interest is based on an estimate, as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this quarterly report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. During the three months ended March 31, 2021, we received cash distributions of $3.9 million from the Legacy Investors Partnerships and recorded an income allocation of $5.2 million within Equity in loss of non-consolidated affiliates. During the three months ended March 31, 2020, we received cash distributions of $6.9 million from the Legacy Investors Partnerships and recorded an income allocation of $3.2 million related to the period subsequent to the Exchange Date, for which the income allocation was recorded within Equity in loss of non-consolidated affiliates.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II”, or, together, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the entities. During the three months ended March 31, 2021 and 2020, we recorded a loss allocation of $7.1 million and $12.2 million, respectively, within Equity in loss of non-consolidated affiliates.

On December 19, 2017, the Avillion Entities announced that the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif (bosutinib). Avillion I is eligible to receive fixed payments from Pfizer based on this approval. Subsequent to the asset sale, the only operations of Avillion I are the collection of cash and unwinding of discount on the series of fixed annual payments due from Pfizer. We received distributions of $13.4 million from Avillion I during the three months ended March 31, 2021 and 2020, respectively, in connection with Avillion I’s receipt of the fixed annual payments due under its co-development agreement with Pfizer.

In March 2017, RPIFT entered into an agreement with Avillion II, amended in 2019, to invest approximately $19.0 million to fund approximately 50% of the costs of a phase 2 clinical trial for the use of Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck KGaA Asset”) for the treatment of psoriasis in exchange for certain milestone and royalty payments. Development for the Merck KGaA Asset ceased in 2020, for which we received a distribution of $21.3 million from Avillion II during the three months ended June 30, 2020.

In May 2018, RPIFT entered into an additional agreement to invest up to $105.0 million in Avillion II over multiple years to fund approximately 44% of the costs of Phase 2 and 3 clinical trials to advance Pearl Therapeutics, Inc.’s product PT-027 (the “AZ Asset”) through a global clinical development program for the treatment of asthma in exchange for a series of deferred payments and success-based milestones.

As of March 31, 2021 and December 31, 2020, RPIFT had $19.9 million and $28.6 million, respectively, of unfunded commitments related to the Avillion Entities. Our maximum exposure to loss at any particular reporting date is limited to the current carrying value of the investment plus the unfunded commitments.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Research & Development (“R&D”) Funding Expense

During the three months ended March 31, 2021, we did not enter into any new R&D funding arrangements. We recognized $2.6 million and $7.6 million of R&D funding expense for the three months ended March 31, 2021 and 2020, respectively, primarily related to ongoing development-stage funding payments under our co-funding agreement with Sanofi.

As of March 31, 2021 we have a remaining commitment of $13.9 million related to our R&D funding agreement with Sanofi.

11. Borrowings

Our borrowings as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

Type of Borrowing	Maturity	Interest rate	March 31, 2021	December 31, 2020
Senior Unsecured Notes:
Senior unsecured notes (issued at 99.322% of par)	9/2023	0.75%	$1,000,000	$1,000,000
Senior unsecured notes (issued at 98.875% of par)	9/2025	1.20%	1,000,000	1,000,000
Senior unsecured notes (issued at 98.284% of par)	9/2027	1.75%	1,000,000	1,000,000
Senior unsecured notes (issued at 97.760% of par)	9/2030	2.20%	1,000,000	1,000,000
Senior unsecured notes (issued at 95.556% of par)	9/2040	3.30%	1,000,000	1,000,000
Senior unsecured notes (issued at 95.306% of par)	9/2050	3.55%	1,000,000	1,000,000
Senior Unsecured Revolving Credit Facility			—	—
Unamortized debt discount and issuance costs			(178,928)	(183,416)
Total debt carrying value			5,821,072	5,816,584
Less: Current portion of long-term debt			—	—
Total long-term debt			$5,821,072	$5,816,584

Senior Unsecured Notes

On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “Notes”). Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary. Interest on each series of the Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year, commenced on March 2, 2021. The Notes were issued at a total discount of $149.0 million. We capitalized approximately $40.4 million in debt issuance costs primarily composed of underwriting fees. The discount and the capitalized debt issuance costs are recorded as a direct deduction from the carrying amount of the Notes on our condensed consolidated balance sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. The Notes have a weighted average coupon rate and a weighted average effective interest rate of 2.125% and 2.50% as of March 31, 2021, respectively.
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

We are required to comply with certain covenants under our Notes and as of March 31, 2021, we were in compliance with all applicable covenants.

We used the net proceeds from the Notes offering, together with available cash on hand, to repay in full the senior secured credit facilities.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Unsecured Revolving Credit Facility

On September 18, 2020, our subsidiary RP Holdings, as borrower, entered into a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which provides for borrowing capacity of up to $1.5 billion for general corporate purposes. We capitalized approximately $6.1 million in debt issuance costs related to the revolving credit facility which is recorded within Other current assets for the current portion and Other assets for the non-current portion. As of March 31, 2021 and December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

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

The revolving credit agreement (the “Credit Agreement”) that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated charges, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. As of March 31, 2021, RP Holdings was in compliance with these covenants.

Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions (as discussed in Note 1–Organization and Purpose) and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement (the “Senior Secured Credit Agreement”) with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. The senior secured credit facilities contained in the Senior Secured Credit Agreement consisted of a term loan A (“Tranche A-1”) and term loan B (“Tranche B-1”) in the amounts of $3.20 billion and $2.84 billion, respectively. In September 2020, we repaid in whole the outstanding principal amounts of term loans under the senior secured credit facilities governed by the Senior Secured Credit Agreement with net proceeds from the Notes and available cash on hand.

RPIFT Senior Secured Credit Facilities

The RPIFT Senior Secured Credit Facilities were repaid in full in February 2020 in connection with the Exchange Offer Transactions. We recorded a loss on debt extinguishment of $5.4 million as part of Other non-operating (income)/expense, net, during the three months ended March 31, 2020.

Principal Payments on the Notes

The future principal payments for our borrowings as of March 31, 2021 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2021	$—
2022	—
2023	1,000,000
2024	—
2025	1,000,000
Thereafter	4,000,000
Total (1)	$6,000,000
(1)     Excludes unamortized discount and loan issuance costs on long-term debt of $178.9 million as of March 31, 2021, which are amortized through interest expense over the remaining life of the underlying debt obligations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2021, the fair value of our outstanding Notes was approximately $5.8 billion and is classified as a Level 2 measurement within the fair value hierarchy.

12. Shareholders’ Equity

Capital structure

Following the completion of our IPO as discussed in Note 1–Organization and Purpose, we have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up of the Company.

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by the Board of Directors. The holders of Class B shares do not have any rights to receive dividends; however, the RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. As of March 31, 2021, we have outstanding 392,857 thousand Class A ordinary shares and 214,255 thousand Class B ordinary shares.

The RP Holdings Class B Interests are exchangeable on a one-for-one basis for our Class A ordinary shares pursuant to an exchange agreement entered into by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings (the “Exchange Agreement”) that governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Pursuant to the Exchange Agreement, the Continuing Investors Partnerships have the ability to exchange their RP Holdings Class B interests for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of March 31, 2021, we have outstanding deferred shares of 321,128 thousand.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. The purpose of the Class R redeemable shares was to ensure Royalty Pharma Limited had sufficient sterling denominated share capital at the time it was re-registered as a public limited company to Royalty Pharma plc, as required by the U.K. Companies Act. The Class R redeemable shares may be redeemed at our option in the future. Any such redemption would be at the nominal value of £1 each.

Non-controlling interests

Prior to the Exchange Offer Transactions in February 2020, the only non-controlling interest related to RPSFT, for which the related movements are presented in the historical statements of shareholders’ equity. The net change in the balance of our four non-controlling interests for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2020	$12,436	$1,939,509	$3,125,091	$—	$5,077,036
Contributions	—	3,253	—	—	3,253
Distributions	(13,653)	(94,542)	(37,183)	—	(145,378)
Net income	15,058	36,257	38,545	—	89,860
Other exchanges	—	—	(65,072)	—	(65,072)
Other comprehensive income:
Unrealized gain on available for sale debt securities	—	901	1,512	—	2,413
Reclassification of unrealized gain on available for sale debt securities	—	(2,723)	(4,571)	—	(7,294)
March 31, 2021	$13,841	$1,882,655	$3,058,322	$—	$4,954,818
(1)     Related to the Continuing Investors Partnerships’ ownership as of March 31, 2021 of approximately 35% in RP Holdings through their ownership of the RP Holdings Class B Interests. Royalty Pharma plc owns the remaining 65% of RP Holdings through its ownership of RP Holdings Class A Interests and Class B Interests as of March 31, 2021.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	RPSFT	Legacy Investors Partnerships	Total
December 31, 2019	$35,883	$—	$35,883
Contributions	—	1,133,629	1,133,629
Transfer of interests	—	1,037,161	1,037,161
Distributions	(29,246)	(222,180)	(251,426)
Net income	24,926	12,930	37,856
Other comprehensive income:
Unrealized gain on available for sale debt securities	—	9,672	9,672
March 31, 2020	$31,563	$1,971,212	$2,002,775

RP Holdings Class C Special Interest held by EPA Holdings
EPA Holdings is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period will be grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, EPA Holdings is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards will be allocated and paid by RP Holdings to EPA Holdings as the holder of the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests for which we will issue the same number of Class B ordinary shares, which may be subsequently exchanged for our Class A ordinary shares. We do not currently expect any material Equity Performance Awards to be payable until the mid to late 2020s.

Dividends

We declared and paid one quarterly cash dividend for an aggregate amount of $66.0 million, or $0.17 per share during the three months ended March 31, 2021 to holders of our Class A ordinary shares. We did not have any Class A ordinary shares outstanding in the three months ended March 31, 2020. Future dividends are subject to declaration by the board of directors.

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares have been reserved for future issuance to our independent directors.

RSU activity and share-based compensation

We grant RSUs to independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized based on estimated fair value of the award on the grant date and amortized on a straight-line basis over the requisite service period of generally one year. We recognized share-based compensation of approximately $0.9 million for the three months ended March 31, 2021, which is recorded as part of General and administrative expenses in the condensed consolidated statement of comprehensive income.

There were no share-based awards or related share-based compensation in periods prior to the IPO.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to us by the weighted average number of Class A ordinary shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to us, including the impact of potentially dilutive securities, by the weighted average number of Class A ordinary shares outstanding during the period, including the number of Class A ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include the outstanding Class B ordinary shares, Class B ordinary shares contingently issuable to EPA Holdings related to Equity Performance Awards, and unvested RSUs issued under our Equity Incentive Plan. We use the “if-converted” method to determine the potentially dilutive effect of our outstanding Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs.

Prior to the IPO, our capital structure included predominantly unitholder interests. We analyzed the calculation of earnings per interest for periods prior to the IPO and determined that the resultant values would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2020.

Our Class B ordinary shares, Class R redeemable shares, and deferred shares do not share in the earnings or losses attributable to us and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share for Class B ordinary shares, Class R redeemable shares, and deferred shares under the two-class method has not been presented. Our Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because shares of Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact for the three months ended March 31, 2021.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A ordinary share for the three months ended March 31, 2021 (in thousands, except per share amounts).

Three Months Ended March 31, 2021
Numerator:
Consolidated Net Income	$158,979
Less: Net income attributable to Continuing Investor Partnerships	38,545
Less: Net income attributable to non-controlling interest - Legacy Investors Partners and RPSFT	51,315
Net income attributable to Royalty Pharma plc - basic	69,119
Add: Reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B ordinary shares	38,545
Net income attributable to Royalty Pharma plc - diluted	$107,664

Denominator
Weighted average Class A ordinary shares outstanding - basic	389,760
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	217,350
Unvested RSUs	38
Weighted average Class A ordinary shares outstanding - diluted	607,148

Earnings per Class A ordinary share - basic	$0.18
Earnings per Class A ordinary share - diluted	$0.18

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands).

	For the Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Consolidated net income	$158,979	$109,096
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(529,625)	(462,844)
Provision for changes in expected cash flows from financial royalty assets	292,262	88,012
Amortization of intangible assets	5,671	5,733
Amortization of debt discount and issuance costs	4,790	2,478
Unrealized loss on derivative contracts	2,555	33,445
Loss on equity securities	54,186	153,166
Equity in loss of non-consolidated affiliates	1,918	9,074
Distributions from non-consolidated affiliates	17,325	20,293
Loss on extinguishment of debt	—	5,406
Share-based compensation	713	—
Interest income accretion	(15,491)	—
Unrealized gain on available for sale debt securities	(9,115)	—
Loss on derivative financial instruments	—	(34,952)
Other	958	3,469
Decrease/(increase) in operating assets:
Cash collected on financial royalty assets	573,946	488,028
Accrued royalty receivable	(299)	(196)
Other royalty income receivable	(530)	(2,619)
Other current assets	1,939	40
Other assets	—	45,007
(Decrease)/increase in operating liabilities:
Accounts payable and accrued expenses	(2,207)	8,468
Interest payable	(31,875)	—
Net cash provided by operating activities	$526,100	$471,104

Non-cash investing and financing activities are summarized below (in thousands).

	For the Three Months Ended March 31,
	2021	2020
Supplemental schedule of non-cash investing / financing activities:
Receipt of contribution of investment in Legacy Investors Partnerships (Note 9)	$—	$303,679
Settlement of Epizyme forward purchase contract (Note 4)	—	5,700
Accrued purchase obligation - Tazverik (Note 17)	—	110,000
Repayments of long-term debt by contributions from non-controlling interest (1)	—	1,103,774

(1) Related to the pro rata portion of RPIFT’s outstanding debt repaid by the Legacy Investors Partnerships

15. Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income/(loss). We include unrealized gains and losses on available for sale debt securities related to Series A Biohaven Preferred Shares, which is the only component of accumulated other comprehensive income as of March 31, 2021 and December 31, 2020. As a result of the termination of interest rate swaps in February 2020, all amounts associated with interest rate swaps previously designated as cash flow hedges and recorded in accumulated other comprehensive income were released into earnings during the three months ended March 31, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Changes in accumulated other comprehensive income are as follows (in thousands):

Unrealized gain/(loss) on available for sale debt securities
Balance at December 31, 2020	$34,395
Reclassifications to net income	(8,197)
Activity for the period	2,712
Reclassifications from non-controlling interest	542
Balance at March 31, 2021	$29,452

The total reclassification of unrealized gains on available for sale debt securities of $15.5 million for the three months ended March 31, 2021 is presented in earnings within Interest income on the condensed consolidated statements of comprehensive income, including $8.2 million attributable to controlling interest as noted in the table above and $7.3 million attributable to the non-controlling interest.

16. Related Party Transactions

The Manager

The Manager is the investment manager of Royalty Pharma and its subsidiaries. The Manager is an affiliate of RP Ireland, the administrator of RPIFT and RPI Intermediate FT. The sole member of the Manager, Pablo Legorreta, holds an interest in us and serves as our Chief Executive Officer and Chairman of the board of directors, and as a director on the board of directors of RP Holdings.

In connection with the Exchange Offer Transactions (discussed in Note 1–Organization and Purpose), the Manager entered into Management Agreements with us and our subsidiaries, the Continuing Investors Partnerships, and with the Legacy Investors Partnerships. Pursuant to the Management Agreements, we pay quarterly operating and personnel expenses to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the Adjusted Cash Receipts (both, as defined in the Management Agreement) for such quarter and 0.25% of the GAAP value of our security investments as of the end of such quarter. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our income statement, is calculated as the greater of $1 million per quarter and 0.3125% of Royalty Investments (as defined in the limited partnership agreements of the Legacy Investor Partnerships) during the previous twelve calendar months. During the three months ended March 31, 2021, Operating and Personnel Payments incurred were $35.7 million, including the amount attributable to Old RPI, and were recognized within General and administrative expenses on the condensed consolidated statements of comprehensive income.

Prior to the Exchange Date, the Manager received operating and personnel payments payable in equal quarterly installments that increased by 5% annually on a compounded basis under the terms of its management agreement with Old RPI and the Legacy Investors Partnerships. RP Ireland receives an annual management fee payable in advance by Old RPI in equal quarterly installments under terms of the limited partnership agreements of the Legacy Investors Partnerships. After the Exchange Date, operating and personnel payments were calculated in accordance with the methodology discussed in the paragraph above. During the three months ended March 31, 2020, total operating and personnel payments incurred were $19.7 million and were recognized within General and administrative expenses on the condensed consolidated statements of comprehensive income.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Distribution Payable to Non-Controlling Interest

The Distribution payable to non-controlling interest represents the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPSFT’s non-controlling interest in RPCT. The Distribution payable to non-controlling interest of $108.8 million as of March 31, 2021 includes the following: (1) $91.7 million due to the Legacy Investors Partnerships from Old RPI in connection with the Legacy Investors Partnerships’ non-controlling interest in Old RPI that arose in the Reorganization Transactions and (2) $17.1 million due to RPSFT from RPCT in connection with RPSFT's non-controlling interest in RPCT. The Distribution payable to non-controlling interest of $126.4 million at December 31, 2020 includes the following: (1) $100.0 million due to the Legacy Investors Partnerships from Old RPI in connection with the Legacy Investors Partnerships’ non-controlling interest in Old RPI that arose in the Reorganization Transactions and (2) $26.3 million due to RPSFT from RPCT in connection with RPSFT's non-controlling interest in RPCT.

Acquisition from Epizyme

In November 2019, in connection with an equity investment in Epizyme of $100.0 million made by RPIFT, Pablo Legorreta, our Chief Executive Officer, was appointed as a director of Epizyme, for which he received, and continues to receive, compensation in cash and shares of Epizyme, all of which will be contributed to the Manager and used to reduce costs and expenses, which would otherwise be billed to us or our affiliates.

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

We began making installment payments to BMS during the second quarter of 2018 and completed our funding in the first quarter of 2020. As of March 31, 2020, we funded a cumulative amount of $162.4 million, net of the assigned funding obligations. During the three months ended March 31, 2020, installment payments made to BMS totaled $24.3 million, of which RPI Acquisitions funded $12.1 million. Upon transfer of funds from BPCR to RPI Acquisitions to meet the quarterly funding obligation to BMS, RPI Acquisitions derecognized 50% of the financial royalty asset. Cash received from BPCR in respect of each funding obligation equaled the carrying amount of the assigned transfer of interest, therefore no gain or loss was recognized upon the transfer.

We began to measure this financial royalty asset using the effective interest method once our installment funding obligation was completed and we received our first royalty payment on the asset in the second quarter of 2020. As of March 31, 2021 and December 31, 2020, the financial royalty asset of $146.1 million and $150.6 million, respectively, included in Financial royalty assets, net on the condensed consolidated balance sheets represents only our right to the future payment streams acquired from BMS.

Other transactions

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnership whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million is recorded as treasury interests, of which $1.9 million and $1.9 million are held by non-controlling interest as of March 31, 2021 and December 31, 2020, respectively.

Based on its ownership percentage of RP Holdings relative to the Company, each Continuing Investor Partnership pays a pro rata portion of any costs and expenses in connection with the contemplation of, formation of, listing and ongoing operation of us and any of our subsidiaries, including any third-party expenses of managing us and any of our subsidiaries, such as accounting, audit, legal, reporting, compliance, administration (including directors’ fees), financial advisory, consulting, investor relations and insurance expenses relating to our affairs and those of any subsidiary.

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

On August 7, 2020, we entered into a funding agreement with Biohaven, including the Series B Biohaven Preferred Share Agreement, for up to $450.0 million to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones. Biohaven received $150.0 million at closing and received an additional $100.0 million in the three months ended March 31, 2021, upon the start of the oral zavegepant Phase 3 program. Pursuant to the Series B Biohaven Preferred Share Agreement, we agreed to provide further support for the ongoing launch of Nurtec ODT with the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200.0 million payable on a quarterly basis between March 31, 2021 and December 31, 2024. In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between March 31, 2025 and December 31, 2030. During the three months ended March 31, 2021, we began purchasing the Series B Biohaven Preferred Shares. We have a remaining commitment of $182.4 million under our Commercial Launch Preferred Equity as of March 31, 2021.

In November 2019, RPIFT agreed to pay $330.0 million to purchase Eisai’s royalties on future worldwide sales of Tazverik (tazemetostat), a novel targeted therapy in late-stage clinical development that was approved by the FDA in January 2020 for epithelioid sarcoma, and with the potential to be approved in several cancer indications. Under the terms of its agreement with Eisai, RPIFT acquired Eisai’s future worldwide royalties on net sales by Epizyme of Tazverik outside of Japan, for an upfront payment of $110.0 million plus up to an additional $220.0 million for the remainder of the royalty upon FDA approval of Tazverik for certain indications. The FDA approval of Tazverik in January 2020 triggered our obligation to fund the second $110.0 million tranche in November 2020. In June 2020, the FDA approval of additional indications of Tazverik triggered our obligation to fund the final $110.0 million tranche in November 2021, which is recorded within the current liabilities on the condensed consolidated balance sheet as of March 31, 2021.

We have commitments to advance funds to counterparties through our investment in the Avillion Entities and R&D arrangements. Please refer to Notes 9–Non-Consolidated Affiliates and 10–Research & Development (“R&D”) Funding Expense, respectively, for details of these arrangements. We also have requirements to make Operating and Personnel Payments over the life of the management agreement as described in Note 16–Related Party Transactions, which are variable and based on cash receipts.

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings in our consolidated balance sheets as of March 31, 2021 and December 31, 2020. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

18. Subsequent Events

In April 2021, we acquired a royalty interest in Oxlumo (lumasiran) from Dicerna Pharmaceuticals, Inc. for an upfront cash payment of $180 million and up to $60 million in contingent sales-based milestone payments. Oxlumo, which has been approved by the FDA and European Medicines Agency for the treatment of primary hyperoxaluria (PH) type 1, is marketed by Alnylam Pharmaceuticals, Inc.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition, cash flows and other changes in financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes to our consolidated financial statements included in our Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Special Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K.

Royalty Pharma plc is an English public limited company incorporated under the laws of England and Wales that was created for the purpose of consolidating our predecessor entities and facilitating the IPO of our Class A ordinary shares that was completed in June 2020. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. After the consummation of the Exchange Offer Transactions (as defined below) and execution of the Management Agreement (as defined below) (collectively, the “Reorganization Transactions”) in February 2020 and before the consummation of the IPO, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”). Prior to the Reorganization Transactions, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments, an Irish unit trust (“Old RPI”).

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

While we classify our acquisitions in these two broad categories, several of our acquisitions of royalties on approved products were driven by the long-term potential of these products in other, unapproved indications. Similarly, some of our royalty acquisitions in development-stage product candidates are for products that are approved in other indications.

We acquire product royalties in a variety of ways that can be tailored to the needs of our partners. We classify our product royalty acquisitions according to the following structures:

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

•Research & Development (“R&D”) Funding – We fund R&D, typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved.

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

Following our IPO, we operate and control the business affairs of Royalty Pharma Holdings Ltd, (“RP Holdings”) through our controlling ownership of RP Holdings’ Class A ordinary shares (the “RP Holdings Class A Interests”) and RP Holdings’ Class B ordinary shares (the “RP Holdings Class B Interests”). We include RP Holdings and its subsidiaries in our consolidated financial statements. RP Holdings is the sole owner of RPI 2019 ICAV, which is an Irish collective asset management entity formed to facilitate our Exchange Offer Transactions.

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

The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish unit trust. From the Exchange Date until the expiration of the Legacy Investors Partnerships’ investment period on June 30, 2020 (“the Legacy Date”), the Legacy Investors Partnerships had the option to participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI ceased making new investments and each of Old RPI and the Legacy Investors Partnerships became legacy entities. Following the Legacy Date, we have made and plan to make new investments solely through our subsidiaries, including RPI Intermediate FT.

Following management’s determination that a high degree of common ownership exists in Royalty Pharma both before and after the Exchange Date, Royalty Pharma recognized Old RPI’s assets and liabilities at the carrying value reflected on Old RPI’s balance sheet as of the Exchange Date. Old RPI is our predecessor for financial reporting purposes. The results of operations for the three months ended March 31, 2020 in the following discussion is comprised of the financial results of Old RPI prior to the Reorganization Transactions and RPI 2019 ICAV subsequent to the Reorganization Transactions.

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
Our operations have historically been financed primarily with cash flows generated by our royalties. Due to the nature of our accounting methodology for our financial royalty assets, there is no direct correlation between our income from royalties and our royalty receipts. As noted above, income from such royalties is measured at amortized cost under the effective interest method accounting methodology. Given the importance of cash flows to management’s operation of the business and their predictability, management uses royalty receipts as the primary measure of our operating performance. Royalty receipts refer to the summation of the following line items from our GAAP Statement of Cash Flows: Cash collections from financial royalty assets, Cash collections from intangible royalty assets, Other royalty cash collections, Proceeds from available for sale debt securities, and Distributions from non-consolidated affiliates.

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

Portfolio Overview

Our portfolio consists of royalties on more than 45 marketed therapies and five development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, oncology, neurology, infectious disease, cardiology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty cash receipts for the three months ended March 31, 2021 and 2020.

(in thousands)			Three Months Ended March 31,
	Marketer	Therapeutic area	2021	2020
Products
Cystic fibrosis franchise (1)	Vertex	Rare disease	$166,809	$99,403
Imbruvica	AbbVie/Johnson & Johnson	Cancer	89,135	77,709
Tysabri	Biogen	Neurology	86,921	83,807
HIV franchise (2)	Gilead, others	Infectious disease	46,500	83,887
Promacta	Novartis	Hematology	44,126	35,748
Xtandi	Pfizer, Astellas	Cancer	41,045	34,777
Januvia, Janumet, Other DPP-IVs (3)	Merck, others	Diabetes	35,761	34,788
Nurtec ODT/Biohaven payment (4)	Biohaven	Neurology	16,501	—
Prevymis	Merck	Infectious disease	8,630	—
Farxiga/Onglyza	AstraZeneca	Diabetes	8,562	—
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	3,588	—
Emgality	Eli Lilly	Neurology	3,264	1,977
Erleada	Johnson & Johnson	Cancer	3,104	1,438
IDHIFA	Bristol-Myers Squibb	Cancer	2,888	—
Trodelvy	Gilead	Cancer	2,605	—
Evrysdi	Roche	Rare disease	1,677	—
Tazverik	Epizyme	Cancer	464	—
Other Products (5)			87,898	90,110
Total Royalty Receipts			$649,478	$543,644

(1) The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, and Trikafta/Kaftrio.
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
(4) Includes royalty receipts for Nurtec of $0.9 million and the redemption of the Series A Biohaven Preferred Shares of $15.6 million (presented as Proceeds from available for sale debt securities on the Statement of Cash Flows).
(5) Other Products include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Letairis, Lyrica, Cimzia, Conbriza/Fablyn/Viviant, Entyvio, Lexiscan, Mircera, Myozyme, Nesina, Priligy, Soliqua, Orladeyo, Thalomid and contributions from the Legacy SLP Interest.

Financial Overview

Financial highlights

•Net cash provided by operating activities totaled $526.1 million and $471.1 million for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by operating activities is the closest comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $523.8 million and $382.3 million for the three months ended March 31, 2021 and 2020, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $481.6 million and $356.4 million for the three months ended March 31, 2021 and 2020, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $409.3 million and $297.8 million for the three months ended March 31, 2021 and 2020, respectively.

Understanding Our Results of Operations

In connection with our IPO, Royalty Pharma plc became a holding company whose principal asset is a controlling equity interest in RP Holdings, which is the sole equity owner of RPI 2019 ICAV, an entity that is included in our condensed consolidated financial statements. We report non-controlling interest related to four minority interests in our subsidiaries held by third parties.

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

3.     The third minority interest is attributable to the RP Holdings Class B Interests held indirectly by the Continuing Investors, which represent an approximate 35% ownership interest in RP Holdings as of March 31, 2021 and are exchangeable for our Class A ordinary shares. The value of this non-controlling interest will decline over time if the investors who indirectly own the RP Holdings Class B Interests exchange those shares for our Class A ordinary shares. During the three months ended March 31, 2021, 4,721 thousand RP Holdings Class B Interests were exchanged for our Class A shares.

4.     The fourth minority interest is attributable to a de minimis interest in RPCT held by certain legacy investors as a result of a 2011 reorganization transaction that created a prior legacy entity. The value of this non-controlling interest will decline over time as the assets in RPCT expire and is expected to be substantially eliminated by the end of 2022.

The fourth non-controlling interest related to ownership in RPCT held by RPSFT, is the only non-controlling interest that existed prior to the Reorganization Transactions. The non-controlling interest related to the Legacy Investors Partnerships’ 18% ownership interest in Old RPI is reflected in our financial statements from and after the Exchange Date. The other two non-controlling interests are reflected in our financial statements from and after the date of our IPO. All of the results of operations of RP Holdings, Old RPI and RPCT are consolidated into our financial statements.

Following the IPO, EPA Holdings is entitled to receive Equity Performance Awards through its RP Holdings Class C Special Interests. Equity Performance Awards owed to EPA Holdings will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interest related to the RP Holdings Class C Special Interests at that time. We do not currently expect any material Equity Performance Awards to be payable until the mid to late 2020s.

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

We recognize interest income related to our financial royalty assets. Royalty revenue relates solely to revenue from our DPP-IV patent estate for which the patent rights have been licensed to various counterparties. For the three months ended March 31, 2021 and 2020, the royalty payors accounting for 10% or more of our total income and other revenues in any one period are shown in the table below:

		Three Months Ended March 31,
Royalty payor	Royalty asset	2021	2020
Vertex	Cystic fibrosis franchise	32%	28%
AbbVie	Imbruvica	17%	20%
Gilead	HIV franchise, Letairis, Trodelvy (1)	11%	16%
Biogen	Tysabri	9%	11%

(1) We began recognizing income related to Trodelvy in the three months ended June 30, 2020.

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

Variables affecting the recognition of interest income from financial royalty assets on individual products under the perspective effective interest method include any one of the following: (1) additional acquisitions, (2) changes in expected cash flows of the underlying pharmaceutical products, derived primarily from sell-side equity research analysts’ consensus forecasts, (3) regulatory approval of additional indications which leads to new cash flow streams, (4) changes to the duration of the royalty (i.e., patent expiration date) and (5) amounts and timing of royalty receipts. Our financial royalty assets are directly linked to sales of underlying pharmaceutical products whose life cycle typically peaks at a point in time, followed frequently by declining sales trends due to the entry of generic competition, resulting in natural declines in the asset balance and periodic interest income over the life of our royalties. The recognition of income from royalties requires management to make estimates and assumptions around many factors, including those impacting the variables noted above.

Revenue from intangible royalty assets

Revenue from intangible royalty assets is derived from our Januvia, Janumet and other DPP-IV patents classified as intangible royalty assets.

Other royalty income

Other royalty income primarily includes income from former royalties for which the asset balances have been fully amortized and royalty income from synthetic royalties arising out of R&D funding arrangements. Occasionally, a royalty asset may be amortized on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial royalty asset remains. Similarly, we may continue to collect royalties on a financial royalty asset beyond the estimated patent expiration date by which the financial asset was amortized in full. In each scenario where a financial royalty asset no longer remains, income is recognized as other royalty income.

Provision for changes in expected cash flows from financial royalty assets

The provision for changes in expected future cash flows from financial royalty assets includes the following:

•the movement in the cumulative allowance for changes in expected future cash flows, and
•expense or income related to the provision for current expected credit losses subsequent to adoption of ASU 2016-13 on January 1, 2020.

The provision for changes in expected cash flows is the current period activity resulting from adjustments to the cumulative allowance for changes in expected cash flows, which is netted against the Financial royalty assets, net balance on the condensed consolidated balance sheets. As discussed above, income is accreted on our financial royalty assets using the effective interest method. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly to the income statement through the line item Provision for changes in expected future cash flows from financial royalty assets. If, in a subsequent period, there is an increase in expected cash flows or if actual cash flows are significantly greater than cash flows previously expected, we reduce the cumulative allowance previously established for a financial royalty asset for the incremental increase in the present value of cash flows expected to be collected. This results in a credit to provision expense.

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

During the three months ended March 31, 2021 and 2020, R&D funding expense incurred primarily related to ongoing development stage funding payments under our co-funding agreement with Sanofi.

General and administrative expenses

General and administrative (“G&A”) expenses primarily include Operating and Personnel Payments (define below), legal expenses, other expenses for professional services and share-based compensation.

Beginning in 2020, the Operating and Personnel Payments paid to our Manager were significantly higher than they were in historical periods. Prior to the Reorganization Transactions, the operating and personnel payments were fixed, growing at 5% annually and not linked to any financial line item. Under the management agreement which is effective from the Exchange Date (“Management Agreement”), we pay quarterly operating and personnel expenses to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the Adjusted Cash Receipts for each quarter and 0.25% of the GAAP value of our security investments as of the end of each quarter. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our net income, is payable in equal quarterly installments and is calculated as the greater of $1 million per quarter and 0.3125% of royalties from Royalty Investments (as defined in the limited partnership agreements of the Legacy Investors Partnerships). The expenses incurred in respect of Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses on an ongoing basis.

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

The Avillion Entities

During 2014, we entered into an agreement with our equity method investee Avillion Financing I, LP (“Avillion I”) to invest up to $46.0 million over three years to fund a portion of the costs of a pivotal Phase 3 study for Pfizer’s Bosulif (bosutinib) to expand its label into front-line chronic myeloid leukemia. The U.S. Food and Drug Administration (“FDA”) approved a supplemental New Drug Application (“sNDA”) for Pfizer’s Bosulif (bosutinib) in December 2017, which triggered a series of contractual fixed payments from Pfizer to Avillion I over a 10-year period, which we recognize through receipt of distributions from non-consolidated affiliates on the Statement of Cash Flows.

In March 2017, we entered into an agreement with BAv Financing II, LP (“Avillion II”, or, together with Avillion I, the “Avillion Entities”), amended in December 2019, to fund up to $19.0 million of the costs of a clinical trial for the use of the Merck KGaA Asset for the treatment of psoriasis in exchange for certain milestone and royalty payments. Development for the Merck KGaA Asset ceased during the three months ended June 30, 2020 and we do not expect to record significant earnings or losses in the future related to this investment.

In 2018, we agreed to fund up to approximately $105.0 million over multiple years to fund a portion of the costs for Phase 2 and 3 clinical trials of Avillion II, who simultaneously entered into a co-development agreement with AstraZeneca to advance PT027 (the “AZ Asset”) through a global clinical development program for the treatment of asthma in exchange for a series of deferred payments and success-based milestones.

The business model of the Avillion Entities includes partnering with global biopharmaceutical companies to perform R&D in exchange for success-based milestones and/or royalties once products are commercialized.

Other expense, net

Other expense, net primarily includes the change in fair market value of our equity securities, the unrealized gains or losses on our available for sale debt securities, including related forwards, derivatives, losses on extinguishment of debt and interest income.

Net income attributable to non-controlling interest

Prior to the Exchange Date, the net income attributable to non-controlling interest relates to RPSFT’s 20% share of earnings in RPCT, which is a consolidated subsidiary of Old RPI. We expect net income attributable to this non-controlling interest to decline over time as the assets in RPCT expire and to be substantially eliminated by the end of 2022.

As of and following the Exchange Date, the net income attributable to non-controlling interest also includes Legacy Investors Partnerships’ approximately 18% share of earnings in Old RPI. As the Legacy Investors Partnerships no longer participate in investment opportunities of Royalty Pharma, the related net income attributable to this non-controlling interest is expected to decline over time.

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

Results of Operations

For the three months ended March 31, 2021 and 2020

The comparison of our historical results of operations for the three months ended March 31, 2021 and 2020 is as follows:

(in thousands)	Three Months Ended March 31,		Change
	2021	2020	$	%
Income and other revenues:
Income from financial royalty assets	$529,625	$462,844	$66,781	14.4%
Revenue from intangible royalty assets	36,061	34,983	1,078	3.1%
Other royalty income	7,341	3,052	4,289	140.5%
Total income and other revenues	573,027	500,879	72,148	14.4%
Operating expenses:
Provision for changes in expected cash flows from financial royalty assets	292,262	88,012	204,250	232.1%
Research and development funding expense	2,641	7,639	(4,998)	(65.4)%
Amortization of intangible royalty assets	5,671	5,733	(62)	(1.1)%
General and administrative expenses	43,156	38,065	5,091	13.4%
Total operating expenses	343,730	139,449	204,281	146.5%
Operating income	229,297	361,430	(132,133)	(36.6)%
Other expense:
Equity in loss of non-consolidated affiliates	1,918	9,074	(7,156)	(78.9)%
Interest expense	37,415	53,584	(16,169)	(30.2)%
Other expense, net	30,985	189,676	(158,691)	(83.7)%
Total other expenses, net	70,318	252,334	(182,016)	(72.1)%
Consolidated net income	158,979	109,096	49,883	45.7%
Less: Net income attributable to non-controlling interest	(89,860)	(37,856)	(52,004)	137.4%
Net income attributable to controlling interest	$69,119	$71,240	$(2,121)	(3.0)%

Total income and revenues

Income from financial royalty assets

Income from financial royalty assets by product for our top products for the three months ended March 31, 2021 and 2020 is as follows, in order of contribution to income for the three months ended March 31, 2021:

(in thousands)	Three Months Ended March 31,		Change
	2021	2020	$	%
Cystic fibrosis franchise	$184,816	$140,031	$44,785	32.0%
Imbruvica	99,115	98,239	876	0.9%
Tysabri	51,098	56,276	(5,178)	(9.2)%
HIV franchise	49,546	65,776	(16,230)	(24.7)%
Xtandi	26,980	23,388	3,592	15.4%
Tazverik	20,338	6,932	13,406	193.4%
Other	97,732	72,202	25,530	35.4%
Total income from financial royalty assets	$529,625	$462,844	$66,781	14.4%

Three Months Ended March 31, 2021 and 2020

Income from financial royalty assets increased by $66.8 million, or 14%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by strong performance from the cystic fibrosis franchise, which included interest income attributable to the residual royalty interest in the cystic fibrosis franchise that we acquired in October 2020. Additionally, we recorded $26.2 million of income from financial royalty assets in the three months ended March 31, 2021 related to new assets acquired subsequent to the three months ended March 31, 2020, primarily Evrysdi, Prevymis and Orladeyo. The increase was partially offset by declines from the HIV franchise, reflecting the loss of exclusivity of Truvada and Atripla in the United States in October 2020, and from maturing assets such as Lyrica.

Revenue from intangible royalty assets

Three Months Ended March 31, 2021 and 2020

Revenue from intangible royalty interests was relatively flat in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Other royalty income

Three Months Ended March 31, 2021 and 2020

Other royalty income increased by $4.3 million, or 141%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily related to other royalty income for Trodelvy, which we provided upfront R&D funding to Immunomedics in 2018 and which was approved by the FDA in the three months ended June 30, 2020.

Provision for changes in expected cash flows from financial royalty assets

The breakdown of our provision for changes in expected cash flows includes the
•income and expense activity for financial royalty assets whose cash flow forecasts have changed from the prior period, and
•expense or income related to the provision for current expected credit losses subsequent to the adoption of ASU 2016-13 on January 1, 2020.
As the former activity is a combination of income and expense items, the provision breakdown by product, exclusive of the provision for current expected credit losses, is as follows, based on the largest contributors to each period’s income or expense:

(in thousands)	Three Months Ended March 31,		Three Months Ended March 31,

Product	2021	Product	2020
Imbruvica	$63,414	Tysabri	$57,405
Cystic fibrosis franchise	53,092	Crysvita	34,499
Tazverik	48,422	Imbruvica	34,247
Xtandi	42,852	Promacta	14,785
Emgality	35,236	Xtandi	(102,032)
Other	13,305	Other	(32,850)
Total provision, exclusive of provision for credit losses	256,321	Total provision, exclusive of provision for credit losses	6,054
Provision for current expected credit losses	35,941	Provision for current expected credit losses	81,958
Total provision	$292,262	Total provision	$88,012

Three Months Ended March 31, 2021 and 2020

In the three months ended March 31, 2021, we recorded provision expense of $292.3 million, of which $256.3 million and $35.9 million related to provision expense for changes in expected cash flows and current expected credit losses, respectively. We recorded provision expense for Imbruvica, the cystic fibrosis franchise, Tazverik, Xtandi and Emgality, primarily due to declines in sell-side equity research analysts’ consensus forecasts. During the three months ended March 31, 2021, the provision expense for current expected credit losses was predominantly driven by increases to our portfolio of financial royalty assets, including the incremental $100 million financial royalty asset related to zavegepant and a new royalty interest in the cabozantinib products.

In the three months ended March 31, 2020, we recorded provision expense of $88.0 million, of which $6.1 million and $82.0 million related to provision expense for changes in expected cash flows and current expected credit losses, respectively. We recorded provision expenses for Tysabri, Crysvita and Imbruvica, primarily due to declines in sell-side equity research analysts’ consensus forecasts. Offsetting the provision expense was a large reversal of the cumulative allowance for Xtandi due to an increase in consensus forecasts. During the three months ended March 31, 2020, we recognized a provision expense for current expected credit losses predominantly driven by increases to our portfolio of financial royalty assets, including the second $110.0 million tranche of Tazverik.

R&D funding expense

Three Months Ended March 31, 2021 and 2020

R&D funding expense declined by $5.0 million, or 65% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to lower funding requirements under our co-funding agreement with Sanofi.

G&A expenses

Three Months Ended March 31, 2021 and 2020

G&A expenses increased $5.1 million, or 13%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily driven by an increase in Operating and Personnel Payments under the Management Agreement and ongoing expenses associated with the directors and officers liability insurance policy entered into in June 2020. Offsetting the increase was a decrease in non-recurring costs for professional services incurred in the three months ended March 31, 2020 in connection with the Reorganization Transactions, the refinancing of our senior secured credit facilities and the preparation for our IPO for which we did not have comparable activities in the three months ended March 31, 2021.

Equity in losses of non-consolidated affiliates

Three Months Ended March 31, 2021 and 2020

Equity in losses of non-consolidated affiliates was $1.9 million and $9.1 million in the three months ended March 31, 2021 and 2020, respectively, and was comprised of equity in losses from the Avillion Entities offset by equity in earnings from the Legacy SLP Interest, an investment which arose through the Exchange Offer Transactions.

Equity in earnings from the Legacy SLP Interest was $5.2 million and $3.2 million in the three months ended March 31, 2021 and 2020, respectively. The increase in equity in earnings from the Legacy SLP Interest reflects a partial period of equity in earnings subsequent to the Exchange Date in the three months ended March 31, 2020.

Equity in losses of the Avillion Entities was $7.1 million and $12.2 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in equity in losses is primarily driven by the 2020 cessation of the phase 2 clinical trial for the Merck KGaA Asset.

Interest expense

Three Months Ended March 31, 2021 and 2020

Interest expense decreased by $16.2 million, or 30%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a lower weighted average interest rate on the $6.0 billion senior unsecured notes issued in September 2020 (the “Notes”) compared to the interest rate on the senior secured credit facilities that were in place in the three months ended March 31, 2020.

Refer to the “Liquidity and Capital Resources” section for additional discussion of the Notes and our debt refinancings in 2020.

Other expense, net

Three Months Ended March 31, 2021 and 2020

Other expense, net was $31.0 million in the three months ended March 31, 2021, primarily comprised of losses on equity securities of $54.2 million driven by a decreased share price of our investees. This decrease was partially offset by interest income of $16.6 million, primarily related to our Series A Biohaven Preferred Shares and a gain of $9.1 million related to the unrealized movement in fair value of the Series B Preferred Shares and related Series B Forwards recorded as Available for sale debt securities.

Other expense, net was $189.7 million in the three months ended March 31, 2020, primarily comprised of losses on equity securities and unrealized losses on warrants of $170.9 million due to equity market declines.

Net income attributable to non-controlling interest

Three Months Ended March 31, 2021 and 2020

Net income attributable to the Legacy Investors Partnerships and the Continuing Investors Partnerships was $36.3 million and $38.5 million, respectively, in the three months ended March 31, 2021. The non-controlling interest related to the Continuing Investors Partnerships arose in connection with the IPO while the non-controlling interest related to the Legacy Investors Partnerships arose in February 2020 in connection with the Reorganization Transactions. During the three months ended March 31, 2020, we recorded net income attributable to the Legacy Investors Partnerships of $12.9 million, which only reflected a partial period.

During the three months ended March 31, 2021 and 2020, we recorded net income attributable to RPSFT of $15.1 million and $24.9 million, respectively. We expect net income attributable to RPSFT to continue to decline as the assets held by RPCT mature.

Key developments and upcoming events relating to our portfolio

The key developments impacting our cash receipts and income and revenue from our royalty interests are discussed below:

Commercial Products

•Cystic fibrosis franchise. In August 2020, Vertex announced that the European Commission (EC) had granted marketing authorization of Kaftrio in a combination regimen with ivacaftor for the treatment of patients with cystic fibrosis ages 12 years and older with one F508del mutation and one minimal function mutation, or two F508del mutations in the CFTR gene.

In December 2020, the U.S. FDA expanded the eligibility for Trikafta to include people with cystic fibrosis ages 12 and older with certain mutations that are responsive to Trikafta based on in vitro data.

In January 2021, Vertex announced that the U.S. FDA accepted a supplemental New Drug Application (sNDA) for Trikafta for the treatment of children with cystic fibrosis ages 6 to 11 who have at least one F508del mutation or have certain mutations that are responsive to Trikafta based on in vitro data. The U.S. FDA granted Priority Review of the sNDA and assigned a Prescription Drug User Fee Act (PDUFA) target action date of June 8, 2021.

•Tysabri. In January 2019, Biogen announced the start of the two-year global Phase 3b NOVA study evaluating the efficacy and safety of extended interval dosing for natalizumab compared to standard interval dosing in patients with relapsing multiple sclerosis. Data from the study is expected in 2021.

In June 2020, Biogen submitted a supplemental Biologics License Application (sBLA) for a subcutaneous formulation of Tysabri to the U.S. FDA. This followed a regulatory submission for a subcutaneous formulation of Tysabri to the European Medicines Agency (EMA) in March 2020. In April 2021 Biogen announced that the EC granted marketing authorization for a subcutaneous injection of Tysabri to treat relapsing-remitting multiple sclerosis. Biogen also announced that it had received a Complete Response Letter (CRL) from the U.S. FDA for its sBLA for subcutaneous Tysabri. The CRL indicates that the U.S. FDA is unable to approve Biogen’s filing as submitted. Biogen is evaluating the CRL and will determine next steps in the U.S.

•Imbruvica. In April 2020, Imbruvica received U.S. FDA approval for use in combination with rituximab for the treatment of previously untreated patients with chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL).

In August 2020, the EC granted marketing authorization for Imbruvica in combination with rituximab for the treatment of adult patients with previously untreated CLL. This milestone marked the 11th U.S. FDA approval for Imbruvica since it was first approved in 2013 and sixth in CLL.

The primary completion date for the Phase 3 SHINE trial for treatment of frontline mantle cell lymphoma is expected to be June 2021 and AbbVie has indicated that approval could occur in 2022.

The primary completion date for the Phase 3 GLOW trial of Imbruvica in combination with Venetoclax for treatment of frontline CLL and SLL was February 2021 and AbbVie has indicated that approval could occur in 2022.

•Xtandi. Astellas and Pfizer have indicated that there could be a potential readout of the Phase 3 EMBARK trial for high-risk non-metastatic prostate cancer in 2021, with a primary trial completion date anticipated in 2023.

In May 2021, Astellas and Pfizer announced that the EC approved Xtandi for the treatment of patients with metastatic hormone-sensitive prostate cancer.

•Trodelvy. In April 2020, Immunomedics announced that the U.S. FDA granted accelerated approval of Trodelvy for the treatment of patients with metastatic triple-negative breast cancer (TNBC)who have received at least two prior therapies for metastatic disease.

In September 2020, Gilead and Immunomedics announced that Gilead would acquire Immunomedics for approximately $21 billion in cash and the transaction closed in October 2020. In 2018, we entered into a partnership with Immunomedics whereby we acquired a tiered sales-based royalty on Trodelvy for $175.0 million and acquired 4,373,178 shares of Immunomedics common stock for $75.0 million. Gilead's acquisition of Immunomedics closed in October, resulting in gross cash proceeds upon redemption of our Immunomedics common stock of approximately $385 million.

In January 2021, Gilead announced that progression-free survival data from the Phase 3 TROPiCS-02 trial testing Trodelvy versus physician’s choice in hormone receptor positive/human epidermal growth factor receptor 2 negative metastatic breast cancer who have previously failed at least two, and no more than four, prior chemotherapy regimens for metastatic disease was expected in the second half of 2021.

In March 2021, Gilead announced that the EMA had validated the marketing authorization application (MAA) filing for Trodelvy for the treatment of adult patients with unresectable locally advanced or metastatic TNBC who have received at least two prior therapies, including at least one prior therapy for locally advanced or metastatic disease. The MAA is under accelerated review by the EMA and Gilead has indicated that approval may occur as early as December 2021.

In April 2021, Gilead announced the U.S. FDA granted full approval to Trodelvy for adult patients with unresectable locally advanced or metastatic TNBC who have received two or more prior systemic therapies, at least one of them for metastatic disease. The approval is supported by data from the Phase 3 ASCENT study.

In April 2021, Gilead announced that the U.S. FDA granted an accelerated approval of Trodelvy for use in adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-containing chemotherapy and either a programmed death receptor-1 (PD-1) or a programmed death-ligand 1 (PD-L1) inhibitor. The accelerated approval was based on data from the international Phase 2, single-arm TROPHY study.

•Nurtec ODT. In February 2020, Biohaven announced that the U.S. FDA approved Nurtec ODT for the acute treatment of migraine in adults. The U.S. FDA approval of Nurtec ODT triggered a redemption provision related to our investment in Biohaven’s Series A Preferred Shares, which entitles us to receive a fixed payment amount of $250.0 million payable in equal quarterly payments from March 31, 2021 through December 31, 2024.

In October 2020, Biohaven announced that the U.S. FDA had filed and accepted for review its recently submitted sNDA for Nurtec ODT for the preventive treatment of migraine. The PDUFA target date for completion of the U.S. FDA review of the preventive application for Nurtec ODT is in the second quarter of 2021.

In March 2021, Biohaven announced that its filing for rimegepant was submitted and accepted for review by the EMA for the treatment of migraine, inclusive of both acute and preventive treatment.

•Evrysdi. In August 2020, the U.S. FDA approved Evrysdi, the first at-home, orally administered treatment for spinal muscular atrophy (SMA) in adults and children ages 2 months and older.

In March 2021, Roche announced that the EC approved Evrysdi for the treatment of SMA in patients two months of age and older, with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four splicing modifier of motor neuron 2 (SMN2) copies.

•Orladeyo. In December 2020, BioCryst announced that Orladeyo was approved by the U.S. FDA for prophylaxis to prevent attacks of hereditary angioedema (HAE) in patients ages 12 years and older.

In January 2021, Orladeyo was approved in Japan, becoming the first and only prophylactic HAE medication approved in the region.

In April 2021, BioCryst announced that the EC approved Orladeyo for the prevention of recurrent hereditary angioedema attacks in HAE patients 12 years and older.

•Cabometyx. In January 2021, Exelixis announced that the U.S. FDA approved Cabometyx for patients with advanced renal cell carcinoma (RCC) as a first-line treatment in combination with Bristol Myers Squibb’s Opdivo.

The approval was based on the Phase 3 CheckMate -9ER trial, in which the combination of Cabometyx and Opdivo significantly improved overall survival while doubling progression-free survival and objective response rate versus sunitinib as a first-line treatment for patients with advanced RCC.

In March 2021, Ipsen announced that the EC approved the combination of Cabometyx and Opdivo for the first-line treatment of advanced RCC.

Development-Stage Product Candidates

•Zavegepant. In October 2020, Biohaven began a one-year long-term safety trial of zavegepant. Biohaven expects a potential NDA filing at the end of 2021 if the pivotal acute trial proves to be positive.

In March, 2021, Biohaven announced that it enrolled the first patient in a Phase 2/3 clinical trial of oral zavegepant for the preventive treatment of migraine. Accordingly, per the agreement with Biohaven announced in August 2020, Royalty Pharma paid $100 million to Biohaven for the achievement of this milestone, bringing the total zavegepant funding to $250 million.

•Omecamtiv mecarbil. In November 2020, Amgen, Cytokinetics and Servier presented the results of GALACTIC-HF study, a Phase 3 trial of omecamtiv mecarbil in patients with heart failure, at the American Heart Association Scientific Sessions. The trial met the primary composite endpoint of reduction in cardiovascular death or heart failure events, but did not meet the secondary endpoint of reduction in cardiovascular death. Cytokinetics subsequently regained global rights to develop and commercialize omecamtiv mercarbil when Amgen and Servier elected to terminate their collaboration agreement effective, May 2021. Following the Phase 3 results and termination of the collaboration, we recorded a $90 million write-off in December 2020 to the royalty investment given the uncertainty around the future of omecamtiv.

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

Adjusted Cash Receipts is a measure calculated with inputs directly from the Statement of Cash Flows and includes (1) royalty receipts by product: (i) Cash collections from royalty assets (financial assets and intangible assets), (ii) Other royalty cash collections, (iii) Distributions from non-consolidated affiliates, plus (2) Proceeds from available for sale debt securities and less (3) Distributions to non-controlling interest, which represents contractual distributions of royalty receipts and proceeds from available for sale debt securities to our historical non-controlling interest attributable to a de minimis interest in RPCT held by certain legacy investors and to a new non-controlling interest that was created as a result of the Exchange Offer Transactions in February 2020 related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI. Adjusted Cash Receipts is most directly comparable to the GAAP measure of Net cash provided by operating activities.

Adjusted EBITDA and Adjusted Cash Flow are similar non-GAAP liquidity measures that are both most closely comparable to the GAAP measure, Net cash provided by operating activities. Adjusted EBITDA is important to our lenders and is defined under the Credit Agreement as Adjusted Cash Receipts less payments for operating and professional costs. Operating and professional costs are comprised of Payments for operating costs and professional costs from the Statement of Cash Flows.

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

The table below includes the royalty receipts and non-GAAP financial results for the three months ended March 31, 2021 and 2020 by product.

(in thousands)	Three months ended March 31,		Change
	2021	2020	$	%
Products
Cystic fibrosis franchise (1)	$166,809	$99,403	$67,406	67.8%
Imbruvica	89,135	77,709	11,426	14.7%
Tysabri	86,921	83,807	3,114	3.7%
HIV franchise (2)	46,500	83,887	(37,387)	(44.6)%
Promacta	44,126	35,748	8,378	23.4%
Xtandi	41,045	34,777	6,268	18.0%
Januvia, Janumet, Other DPP-IVs (3)	35,761	34,788	973	2.8%
Nurtec ODT/Biohaven payment (4)	16,501	—	16,501	—%
Prevymis	8,630	—	8,630	—%
Farxiga/Onglyza	8,562	—	8,562	—%
Crysvita	3,588	—	3,588	—%
Emgality	3,264	1,977	1,287	65.1%
Erleada	3,104	1,438	1,666	115.9%
IDHIFA	2,888	—	2,888	—%
Trodelvy	2,605	—	2,605	—%
Evrysdi	1,677	—	1,677	—%
Tazverik	464	—	464	—%
Other Products (5)	87,898	90,110	(2,212)	(2.5)%
Total Royalty Receipts	$649,478	$543,644	$105,834	19.5%
Distributions to non-controlling interest	(125,721)	(161,387)	35,666	(22.1)%
Adjusted Cash Receipts (non-GAAP)	$523,757	$382,257	$141,500	37.0%
Payments for operating and professional costs	(42,160)	(25,838)	(16,322)	63.2%
Adjusted EBITDA (non-GAAP)	$481,597	$356,419	$125,178	35.1%
Ongoing development-stage funding payments	$(2,641)	$(7,639)	$4,998	(65.4)%
Interest paid, net	(62,952)	(48,867)	(14,085)	28.8%
Swap collateral received	—	45,252	(45,252)	(100.0)%
Swap termination payments	—	(35,448)	35,448	(100.0)%
Investment in non-consolidated affiliates	(8,714)	(13,142)	4,428	(33.7)%
Contributions from non-controlling interest- R&D	1,997	1,260	737	58.5%
Adjusted Cash Flow (non-GAAP)	$409,287	$297,835	$111,452	37.4%

Weighted average Class A ordinary shares outstanding - diluted	607,148	n/a

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
(4) Includes royalty receipts for Nurtec of $0.9 million and the redemption of the Series A Biohaven Preferred Shares of $15.6 million (presented as Proceeds from available for sale debt securities on the Statement of Cash Flows).
(5) Other Products include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Letairis, Lyrica, Cimzia, Conbriza/Fablyn/Viviant, Entyvio, Lexiscan, Mircera, Myozyme, Nesina, Priligy, Soliqua, Orladeyo, Thalomid and contributions from the Legacy SLP Interest.

Adjusted Cash Receipts (non-GAAP)

Three Months Ended March 31, 2021 and 2020

Adjusted Cash Receipts increased by $141.5 million to $523.8 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by an increase in royalty receipts from the performance of the cystic fibrosis franchise, Imbruvica and new assets acquired subsequent to the three months ended March 31, 2020. Offsetting the increase in royalty receipts is a decline in royalty receipts from the HIV franchise, due to loss of exclusivity for Truvada and Atripla, and the maturities of Lyrica and Letairis. The increase in Adjusted Cash Receipts is further driven by a decrease in distributions to non-controlling interest, primarily due to a non-recurring distribution to the Legacy Investors Partnerships in connection with the Exchange Offer Transactions in February 2020 that occurred in the three months ended March 31, 2020.

Below we discuss the key drivers of royalty receipts.

Royalty Receipts

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, all approved for patients with certain mutations causing cystic fibrosis, increased by $67.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was driven by a clawback adjustment related to Vertex’s agreement with the French Authorities around reimbursement for Orkambi that reduced royalty receipts in the three months ended March 31, 2020, as well as growth in sales for the overall cystic fibrosis franchise resulting from continued uptake of Trikafta in the United States and Kaftrio in Europe. Following our acquisition of the residual interest from the Cystic Fibrosis Foundation in the three months ended December 31, 2020, Royalty Pharma is entitled to all royalty receipts on annual worldwide net sales above $5.8 billion.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, increased by $11.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven by continued penetration in patients with chronic lymphocytic leukemia.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $3.1 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

•HIV franchise – Royalty receipts from the HIV franchise, which is based on products marketed by Gilead that contain emtricitabine, including Biktarvy, Genvoya and Truvada, among others, decreased by $37.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was driven by a decline in sales volumes of Truvada and Atripla following loss of exclusivity in the United States in October 2020 as well as a lower percentage of combination sales attributable to emtricitabine in the United States.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia and aplastic anemia, increased by $8.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This growth was driven by increased use in immune thrombocytopenia and as first-line treatment for severe aplastic anemia in the United States.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $6.3 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven by demand across various prostate cancer indications.

•Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs for type 2 diabetes, which includes Januvia and Janumet, both marketed by Merck, was relatively consistent in three months ended March 31, 2021 compared to the three months ended March 31, 2020.

•Nurtec ODT – Royalty receipts from Nurtec ODT, marketed by Biohaven for the acute treatment of migraine, were $0.9 million in the first quarter of 2021. In addition, as a result of the approval of Nurtec ODT in February 2020,

Royalty Pharma received a $15.6 million fixed payment from Biohaven, the first of 16 consecutive quarterly payments to be received from Biohaven relating to the Series A Preferred Shares.

Distributions to Non-Controlling Interest

Distributions to non-controlling interest decreased by $35.7 million to $125.7 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, which positively impacted Adjusted Cash Receipts. The decrease in distributions to non-controlling interest is primarily due to a non-recurring distribution to the Legacy Investors Partnerships in connection with the Exchange Offer Transactions in February 2020 that occurred in the three months ended March 31, 2020.

Adjusted EBITDA (non-GAAP)

Three Months Ended March 31, 2021 and 2020

Adjusted EBITDA increased by $125.2 million to $481.6 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of the factors noted above in “Adjusted Cash Receipts (Non-GAAP).” Payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, increased in 2021 as a result of higher costs for Operating and Personnel Payments under the terms of our Management Agreement offset by a decrease in non-recurring professional services fees and refinancing fees incurred in the three months ended March 31, 2020 in connection with the Reorganization Transactions.

Adjusted Cash Flow (non-GAAP)

Three Months Ended March 31, 2021 and 2020

Adjusted Cash Flow increased by $111.5 million to $409.3 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily for the same reasons noted above in “Adjusted Cash Receipts (Non-GAAP).” The increase in Adjusted Cash Flow was offset by a $14.1 million increase in interest paid in the three months ended March 31, 2021 due to a shift to semi-annual interest payments on the Notes, for which we made our first interest payment of $63.8 million in March 2021. Further, the Adjusted Cash Flow for the three months ended March 31, 2020 was positively impacted by the net cash received upon the termination of our interest rate swaps in February 2020 for which we did not have comparable activity.

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

The non-GAAP financial measures used in this Quarterly Report on Form 10-Q have limitations as analytical tools, and you should not consider them in isolation or as a substitute for the analysis of our results as reported under GAAP. We have provided a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure, in each case being Net cash provided by operating activities below.

To arrive at Adjusted Cash Receipts, we start with the GAAP line item, Net cash provided by operating activities, and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments, (5) Payments for operating and professional costs, (6) Payments for rebates, and (7) Swap termination payments, and to deduct (1) Distributions to non-controlling interest, which represents distributions to our historical non-controlling interest attributable to a de minimis interest in RPCT held by certain legacy investors and to a new non-controlling interest that was created as a result of the Exchange Offer Transactions in February 2020 related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI, and (2) Swap collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or, Adjusted Cash Receipts.

To arrive at Adjusted EBITDA, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Interest paid, net of Interest received and (4) Development-stage funding payments and (5) Swap termination payments, and to deduct (1) Distributions to non-controlling interest and (2) Swap collateral posted or (received), net.

To arrive at Adjusted Cash Flow, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Upfront development-stage funding payments, and (4) Contributions from non-controlling interest- R&D, and to deduct (1) Distributions to non-controlling interest and (2) Investment in non-consolidated affiliates. This is intended to present an Adjusted Cash Flow measure that is representative of cash generated from the broader business strategy of acquiring royalty-generating assets that are available for reinvestment and for discretionary purposes.

(in thousands)	For the three months ended March 31,
	2021	2020
Net cash provided by operating activities (GAAP)	$526,100	$471,104
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	—
Interest paid, net (2)	62,952	48,867
Ongoing development-stage funding payments (3)	2,641	7,639
Payments for operating and professional costs	42,160	25,838
Swap termination payments	—	35,448
Distributions to non-controlling interest (2)	(125,721)	(161,387)
Swap collateral received	—	(45,252)
Adjusted Cash Receipts (non-GAAP)	$523,757	$382,257

Net cash provided by operating activities (GAAP)	$526,100	$471,104
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	—
Interest paid, net (2)	62,952	48,867
Ongoing development-stage funding payments (3)	2,641	7,639
Swap termination payments	—	35,448
Distributions to non-controlling interest (2)	(125,721)	(161,387)
Swap collateral received	—	(45,252)
Adjusted EBITDA (non-GAAP)	$481,597	$356,419

Net cash provided by operating activities (GAAP)	$526,100	$471,104
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	—
Distributions to non-controlling interest (2)	(125,721)	(161,387)
Investment in non-consolidated affiliates (2), (4)	(8,714)	(13,142)
Contributions from non-controlling interests-R&D (2)	1,997	1,260
Adjusted Cash Flow (non-GAAP)	$409,287	$297,835

(1) Receipts from the redemption of our Series A Biohaven Preferred Shares are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows.
(2) The table below shows the line item for each adjustment and the direct location for such line item on the Statement of Cash Flows.

Reconciling adjustment	Statement of Cash Flows classification
Proceeds from available for sale debt securities	Investing activities
Investments in non-consolidated affiliates	Investing activities
Distributions to non-controlling interest	Financing activities
Interest paid, net	Operating activities (Interest paid less Interest received)
Contributions from non-controlling interest- R&D	Financing activities

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

During the three months ended March 31, 2021, we invested $514.4 million in royalties and related assets, including two new investments. For the three months ended March 31, 2020, we invested $170.1 million in royalties and related assets, including two new investments. While volatility exists in the quantum of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of royalty acquisition activity

•In April 2021, we acquired a royalty interest in Oxlumo (lumasiran) from Dicerna Pharmaceuticals, Inc. for an upfront cash payment of $180 million and up to $60 million in contingent sales-based milestone payments. Oxlumo, which has been approved by the FDA and European Medicines Agency for the treatment of primary hyperoxaluria (PH) type 1, is marketed by Alnylam Pharmaceuticals, Inc.

•In March 2021, we acquired a royalty interest in the cabozantinib products Cabometyx and Cometriq from GlaxoSmithKline for an upfront payment of $342 million and up to $50 million in additional payments contingent on the achievement of regulatory approvals of cabozantinib for prostate cancer and lung cancer in the U.S. and Europe.

•In January 2021, we acquired a royalty interest in seltorexant from Minerva Neurosciences, Inc. for an upfront payment of $60 million and up to $95 million in additional milestone payments, contingent on the achievement of certain clinical, regulatory and commercialization milestones. Seltorexant is currently in Phase 3 development for the treatment of major depressive disorder (MDD) with insomnia symptoms by Janssen Pharmaceutica, N.V., a subsidiary of Johnson & Johnson.

•In December 2020, we acquired royalty interests from BioCryst on (1) ORLADEYO (betrotralstat) to support the launch of the product in hereditary angioedema (HAE) and (2) its development stage Factor D inhibitor BCX9930 in exchange for an upfront cash payment of $125 million.

•In October 2020, we acquired the residual royalty interest in Vertex’s cystic fibrosis franchise owned by the Cystic Fibrosis Foundation. The agreement includes an upfront payment of $575 million and a potential milestone payment of $75 million.

•In August 2020, we entered into an expanded agreement with Biohaven Pharmaceuticals for up to $450 million to fund the development of zavegepant and the commercialization of Nurtec ODT. Biohaven received an upfront payment of $150 million at closing and received an additional $100 million payment in March 2021 upon the start of the oral zavegepant phase 3 program. We will receive a royalty on Nurtec ODT and zavegepant and success-based milestone payments based on zavegepant regulatory approvals. We will also provide further support for the ongoing launch of Nurtec ODT through the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200 million payable between 2021 and 2024 which we started funding in the three months ended March 31, 2021. In return, Biohaven will pay a series of equal fixed payments between 2025 and 2030.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the three months ended March 31, 2021 and 2020, we generated $526.1 million and $471.1 million, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and our Revolving Credit Facility will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In June 2020, we completed our IPO and received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. In September 2020, we refinanced our syndicated term loan facilities with $6.0 billion of Notes. Additionally, we entered into a $1.5 billion Revolving Credit Facility in September 2020. The Revolving Credit Facility remains undrawn and available to us as of March 31, 2021. Our ability to satisfy our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.
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

As of March 31, 2021 and December 31, 2020, we had total long-term debt outstanding of $5.8 billion and $5.8 billion, respectively. In February 2020, in connection with the Exchange Offer Transactions, we repaid our outstanding debt held by RPIFT in full and issued new long-term debt at RPI Intermediate FT. In September 2020, we repaid in full our Senior Secured Credit facilities entered into in February 2020 using the proceeds of the Notes in addition to cash on hand.

Cash flows

The following table summarizes our cash flow activities:

(in thousands)	Three Months Ended March 31,
	2021	2020
Cash provided by (used in):
Operating activities	$526,100	$471,104
Investing activities	$(599,300)	$(761,754)
Financing activities	$(226,670)	$542,524

Analysis of Cash Flow Changes

Operating activities

Cash provided by operating activities increased by $55.0 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by an increase in cash collections from financial royalty assets of $85.9 million. Partially offsetting the increase in royalty receipts was a $16.3 million increase in payments for operating and professional costs primarily driven by Operating and Personnel Payments under the terms of our Management Agreement and a $13.4 million increase in interest paid, primarily due to the shift from quarterly to semi-annual interest payments with the issuance of the Notes. Additionally, in the three months ended March 31, 2020, we received a net cash payment of $9.8 million upon the termination our interest rate swaps for which we did not have comparable activity in the three months ended March 31, 2021.

Investing activities

Cash used in investing activities decreased by $162.5 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily driven by a $513.8 million decrease in the overall cash movement related to marketable securities and offset by a $403.8 million increase in cash used to acquire financial royalty assets. Additionally, in the three months ended March 31, 2020, we used $50.0 million to purchase equity securities for which we did not have comparable activity in the three months ended March 31, 2021.

Financing activities

Cash used in financing activities in the three months ended March 31, 2021 was $226.7 million compared to cash provided by financing activities of $542.5 million in the three months ended March 31, 2020. Cash used in financing activities in the three months ended March 31, 2021 was primarily comprised of dividends paid to shareholders of $66.0 million and distributions to non-controlling interest of $162.9 million. Cash provided by financing activities in the three months ended March 31, 2020 was primarily comprised of the repayment of our pro rata portion of RPIFT’s outstanding debt in February 2020 and subsequent debt issuance, which resulted in net proceeds of $869.6 million, for which there was no comparable activity in the three months ended March 31, 2021.

Sources of Capital

As of March 31, 2021, our cash and cash equivalents and marketable securities totaled $708.8 million and $1.1 billion, respectively. As of December 31, 2020, our cash and cash equivalents and marketable securities totaled $1.0 billion and $983.3 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of short-term marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Senior Unsecured Notes

On September 2, 2020, we issued $6.0 billion of Notes with a weighted average coupon rate of 2.125% and requiring interest payments of approximately $125.7 million on an annual basis, paid semi-annually. The Notes consist of the following:
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

The indenture governing the Notes contains certain covenants which we were in compliance with as of March 31, 2021. We used the net proceeds from the Notes offering, together with available cash on hand, to repay in full the Senior Secured Credit Facilities.

Revolving Credit Facility

On September 18, 2020, RP Holdings, as borrower, entered into a five-year unsecured revolving credit facility which provides for borrowing capacity up to $1.5 billion for general corporate purposes. Our revolving credit agreement includes certain customary financial covenants with which we were in compliance as of March 31, 2021. The Revolving Credit Facility remains undrawn and available to us as of March 31, 2021.

Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement (the “Senior Secured Credit Agreement”) with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. In September 2020, we repaid in full the outstanding principal amounts of term loans under Senior Secured Credit Facilities governed by the Senior Secured Credit Agreement with net proceeds from the Notes.

We had the following indebtedness outstanding as of March 31, 2021 and December 31, 2020:

(in thousands)	Maturity	Interest rate	March 31, 2021	December 31, 2020
Senior Unsecured Notes:
Senior unsecured notes (issued at 99.322% of par)	9/2023	0.750%	$1,000,000	$1,000,000
Senior unsecured notes (issued at 98.875% of par)	9/2025	1.200%	1,000,000	1,000,000
Senior unsecured notes (issued at 98.284% of par)	9/2027	1.750%	1,000,000	1,000,000
Senior unsecured notes (issued at 97.760% of par)	9/2030	2.200%	1,000,000	1,000,000
Senior unsecured notes (issued at 95.556% of par)	9/2040	3.300%	1,000,000	1,000,000
Senior unsecured notes (issued at 95.306% of par)	9/2050	3.550%	1,000,000	1,000,000
Total senior secured debt			6,000,000	6,000,000
Unamortized debt discount and issuance costs			(178,928)	(183,416)
Total long-term debt, including current portion			$5,821,072	$5,816,584

RPIFT Senior Secured Credit Facilities

The RPIFT Senior Secured Credit Facilities (the “Prior Credit Facility”) were issued by our wholly-owned subsidiary, RPIFT, and were investment grade rated. RPIFT used interest rate swap agreements to fix a portion of its floating rate debt. In February 2020, in connection with the Exchange Offer Transactions, the Prior Credit Facility was repaid in full and new long-term debt was issued by RPI Intermediate FT.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. The par value and carrying value of the total outstanding and guaranteed Notes was $6.0 billion and $5.8 billion, respectively as of March 31, 2021.

The following financial information presents summarized combined balance sheet information as of March 31, 2021 and December 31, 2020, and summarized combined statement of comprehensive income information for the three months ended March 31, 2021 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021.

Summarized Combined Balance Sheet	As of	As of
(in thousands)	March 31, 2021	December 31, 2020
Current assets	$50,241	$51,625
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	3,625	15,709
Non-current assets	4,256	4,558
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,057,762	2,101,656
Current liabilities	12,820	44,161
Current interest payables on intercompany notes due to Non-Guarantor Subsidiaries	3,625	15,709
Current intercompany payables due to Non-Guarantor Subsidiaries	—	1,182
Non-current liabilities	5,820,578	5,816,133
Non-current intercompany notes payable due to non-Guarantor Subsidiaries	2,057,762	2,101,656

Summarized Combined Statement of Comprehensive Income	For the period ended
(in thousands)	March 31, 2021
Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$12,865
Expenses	40,461
Interest expenses on intercompany notes payable with Non-Guarantor Subsidiaries	12,865
Net loss	40,461
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

Distributions to Shareholders/Unitholders

We paid dividends to holders of our Class A ordinary shares of $66.0 million in the three months ended March 31, 2021. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

We made distributions of $141.8 million to shareholders/unitholders in the three months ended March 31, 2020.

Commercial Launch Preferred Equity and Other Funding Arrangements

On August 7, 2020, we entered into the Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven to purchase up to 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”), for a total of $200.0 million payable on a quarterly basis between March 31, 2021 and December 31, 2024. In the three months ended March 31, 2021, we began purchasing the Series B Biohaven Preferred Shares.

We have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners and to provide additional capital related to our equity method investment in the Avillion entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital requirements which approximate $55.7 million as of March 31, 2021.

Debt service

As of March 31, 2021, the future principal and interest payments under our Notes over the next five years and thereafter are as follows:

(in thousands)	Principal Payments	Interest Payments
Year
Remainder of 2021	$—	$63,750
2022	—	127,500
2023	1,000,000	127,500
2024	—	120,000
2025	1,000,000	120,000
Thereafter	4,000,000	1,527,500
Total (1)	$6,000,000	$2,086,250

(1) Excludes unamortized discount and loan issuance costs on long-term debt of $178.9 million as of March 31, 2021, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. In the three months ended March 31, 2021, we made a $100.0 million payment to Biohaven related to a development milestone that was achieved upon the start of the oral zavegepant Phase 3 program.

We began purchasing the Series B Biohaven Preferred Shares in the three months ended March 31, 2021 and have a remaining commitment of $182.4 million under our Commercial Launch Preferred Equity as of March 31, 2021. There have been no other significant changes to our contractual obligations disclosed in the audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K.

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

Our most critical accounting policies relate to our royalties. Similarly, the most significant judgments and estimates applied by management are associated with the measurement of our financial royalty assets. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K.

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

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. As of March 31, 2021, we held cash and cash equivalents of $708.8 million, of which $415.7 million was cash, $91.7 million was invested in certificates of deposit and $201.4 million was invested in interest-bearing money market funds. We also held $1.1 billion in marketable securities as of March 31, 2021 invested in commercial paper and certificates of deposit.

As of December 31, 2020, we had cash and cash equivalents of $1.0 billion, of which $832.7 million was cash, $151.7 million was invested in commercial paper and certificates of deposit and $24.3 million was invested in interest-bearing money market funds. In addition, as of December 31, 2020 we had $983.3 million invested in corporate debt securities, commercial paper and certificates of deposit.
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

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. Following the Notes issuance in September 2020, 100% of our outstanding debt became fixed with a total weighted average coupon rate of 2.125% as of March 31, 2021. In September 2020, we also entered into a five-year $1.5 billion Revolving Credit Facility with a variable interest rate that remained undrawn as of March 31, 2021. We are subject to interest rate fluctuation exposure related to the Revolving Credit Facility, if drawn. In connection with the Reorganization Transactions, we terminated all of our interest rate swaps and currently do not have in place any derivative hedging our debt.

Credit and Counterparty Risk

We are exposed to credit risk related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our derivative contracts. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, AbbVie, Amgen, Bristol-Myers Squibb, Celgene, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche/Genentech and Vertex. As of March 31, 2021 and December 31, 2020, Vertex was the marketer and payor making up the largest balance of our current portion of Financial royalty assets, net, accounting for 28% and 27%, respectively, as the marketer and payor of our royalties on the cystic fibrosis franchise. Refer to “—Understanding Our Results of Operations” within this MD&A for a discussion of the marketers or royalty payors accounting for 10% or more of our total income and other revenues for the periods ended March 31, 2021 and 2020.

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2021, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in the Annual Report on Form 10-K.

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

ROYALTY PHARMA PLC
(Registrant)

Date: May 11, 2021	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: May 11, 2021	/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer