Form 10-Q
period 2021-06-30
Royalty Pharma plc
filed 2021-08-11
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

(212) 883-0200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001	RPRX	The Nasdaq Stock Market LLC

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

As of August 6, 2021, Royalty Pharma plc had 427,005,888 shares of Class A ordinary shares outstanding and 180,166,365 Class B ordinary shares outstanding.

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
•the effect of changes to tax legislation and our tax position; and
•the risks, uncertainties and other factors we identify elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of June 30,	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$1,142,281	$1,008,680
Marketable securities	842,685	983,279
Financial royalty assets	596,851	587,193
Accrued royalty receivable	34,143	33,155
Available for sale debt securities	68,702	69,984
Other royalty income receivable	10,694	6,011
Other current assets	12,098	8,596
Total current assets	2,707,454	2,696,898

Financial royalty assets, net	12,932,077	12,368,084
Intangible royalty assets, net	17,262	28,666
Equity securities	184,042	298,689
Available for sale debt securities	202,498	163,016
Investments in non-consolidated affiliates	465,620	454,936
Other assets	5,960	9,997
Total assets	$16,514,913	$16,020,286

Liabilities and equity
Current liabilities
Distribution payable to non-controlling interest	$117,378	$126,366
Accounts payable and accrued expenses	9,393	10,775
Interest payable	42,904	42,146
Accrued purchase obligation	110,000	110,000
Other current liabilities	4,314	18,600
Total current liabilities	283,989	307,887

Long-term debt	5,825,559	5,816,584
Total liabilities	6,109,548	6,124,471
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; 427,006 and 388,135 issued and outstanding, respectively	42	39
Class B ordinary shares, $0.000001 par value; 180,166 and 218,976 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 50 issued and outstanding, respectively	63	63
Deferred shares, $0.000001 par value, 355,217 and 316,407 issued and outstanding, respectively	—	—
Additional paid-in capital	3,415,598	2,865,964
Retained earnings	2,291,966	1,920,635
Non-controlling interest	4,671,686	5,077,036
Accumulated other comprehensive income	28,672	34,395
Treasury interests	(2,662)	(2,317)
Total shareholders’ equity	10,405,365	9,895,815

Total liabilities and shareholders’ equity	$16,514,913	$16,020,286
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total income and revenues
Income from financial royalty assets	$503,414	$474,177	$1,033,039	$937,021
Revenue from intangible royalty assets	40,127	33,445	76,188	68,428
Other royalty income	11,422	3,310	18,763	6,362
Total income and other revenues	554,963	510,932	1,127,990	1,011,811

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	(243,762)	47,278	48,499	135,290
Research and development funding expense	3,122	5,776	5,763	13,415
Amortization of intangible assets	5,733	5,733	11,404	11,466
General and administrative expenses	44,921	42,799	88,077	80,864
Total operating (income)/expense, net	(189,986)	101,586	153,743	241,035

Operating income	744,949	409,346	974,247	770,776

Other (income)/expense
Equity in earnings of non-consolidated affiliates	(17,701)	(29,292)	(15,783)	(20,218)
Interest expense	37,426	34,189	74,841	87,773
Loss/(gain) on derivative financial instruments	1,909	(647)	4,464	32,798
Gain on equity securities	(55,495)	(193,895)	(1,309)	(40,729)
Unrealized gain on available for sale debt securities	(14,015)	—	(23,130)	—
Interest income	(14,037)	(2,724)	(30,635)	(5,582)
Other non-operating expense/(income), net	107	(261)	65	5,662
Total other (income)/expense, net	(61,806)	(192,630)	8,513	59,704
Consolidated net income before tax	806,755	601,976	965,734	711,072
Income tax expense	—	—	—	—
Consolidated net income	806,755	601,976	965,734	711,072

Net income attributable to non-controlling interest	365,979	159,902	455,839	197,758

Net income attributable to controlling interest	440,776	442,074	509,895	513,314

Other comprehensive income/(loss)
Reclassification of loss on interest rate swaps	—	—	—	4,066
Unrealized gain on available for sale debt securities	6,025	6,949	11,150	59,674
Reclassification of unrealized gain on available for sale debt securities	(13,299)	—	(28,790)	—
Other comprehensive (loss)/income	(7,274)	6,949	(17,640)	63,740

Other comprehensive (loss)/income attributable to non-controlling interest	(3,231)	1,624	(8,112)	11,296
Other comprehensive (loss)/income attributable to controlling interest	(4,043)	5,325	(9,528)	52,444

Comprehensive income attributable to controlling interest	$436,733	$447,399	$500,367	$565,758

Earnings per Class A ordinary share (1):
Basic	$1.08	$0.09	$1.28	$0.09
Diluted	$1.08	$0.09	$1.25	$0.09
Weighted average Class A ordinary shares outstanding (1):
Basic	409,344	353,979	399,606	353,979
Diluted	607,163	353,980	607,151	353,980
(1) Prior year figures represent earnings per Class A ordinary share and weighted average Class A ordinary shares outstanding for the period from June 16, 2020 through June 30, 2020, the period following our initial public offering (“IPO”). See Note 13–Earnings per Share.
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	392,857	$39	214,255	$—	50	$63	321,128	$—	$2,931,249	$1,923,771	$29,452	$4,954,818	$(2,359)	$9,837,033
Contributions	—	—	—	—	—	—	—	—	—	—	—	11,519	—	11,519
Distributions	—	—	—	—	—	—	—	—	—	—	—	(170,808)	—	(170,808)
Dividends ($0.17 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(72,581)	—	—	—	(72,581)
Other exchanges	34,089	3	(34,089)	—	—	—	34,089	—	483,628	—	3,263	(486,591)	(303)	—
Share based compensation and related issuance of Class A ordinary shares	60	—	—	—	—	—	—	—	721	—	—	—	—	721
Net income	—	—	—	—	—	—	—	—	—	440,776	—	365,979	—	806,755
Other comprehensive income/(loss):														—
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	3,348	2,677	—	6,025
Reclassification of unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(7,391)	(5,908)	—	(13,299)
Balance at June 30, 2021	427,006	$42	180,166	$—	50	$63	355,217	$—	$3,415,598	$2,291,966	$28,672	$4,671,686	$(2,662)	$10,405,365

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Shareholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2020	—	$—	—	$—	—	$—	—	$—	$—	$2,553,001	$2,561,971	$49,212	$2,002,775	$(4,266)	$7,162,693
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	6,691	—	6,691
Distributions	—	—	—	—	—	—	—	—	—	—	(171,632)	—	(124,851)	—	(296,483)
Initial share issuance upon registration of Royalty Pharma plc	—	—	—	—	50	63	—	—	—	—	—	—	—	—	63
Net income prior to IPO	—	—	—	—	—	—	—	—	—	—	408,602	—	107,187	—	515,789
Issuance of Class B ordinary shares to Continuing Investors Partnerships	—	—	535,383	1	—	—	—	—	—	—	—	—	—	—	1
Effect of exchange by Continuing Investors of Class B ordinary shares for Class A ordinary shares and reallocation of historical equity	294,176	30	(294,176)	(1)	—	—	294,176	—	1,402,762	(2,553,001)	(1,261,014)	(24,022)	2,433,098	2,147	(1)
Issuance of Class A ordinary shares sold in IPO, net of offering costs	71,652	7	—	—	—	—	—	—	1,150,735	—	—	—	758,590	—	1,909,332
Share based compensation and related issuance of Class A ordinary shares	71	—	—	—	—	—	—	—	3,740	—	—	—	—	—	3,740
Net income subsequent to IPO	—	—	—	—	—	—	—	—	—	—	33,472	—	52,715	—	86,187
Other comprehensive income:
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	5,325	1,624	—	6,949
Balance at June 30, 2020	365,899	$37	241,207	$—	50	$63	294,176	$—	$2,557,237	$—	$1,571,399	$30,515	$5,237,829	$(2,119)	$9,394,961
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815
Contributions	—	—	—	—	—	—	—	—	—	—	—	14,772	—	14,772
Distributions	—	—	—	—	—	—	—	—	—	—	—	(316,186)	—	(316,186)
Dividends ($0.34 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(138,564)	—	—	—	(138,564)
Other exchanges	38,810	3	(38,810)	—	—	—	38,810	—	548,200	—	3,805	(551,663)	(345)	—
Share based compensation and related issuance of Class A ordinary shares	61	—	—	—	—	—	—	—	1,434	—	—	—	—	1,434
Net income	—	—	—	—	—	—	—	—	—	509,895	—	455,839	—	965,734
Other comprehensive income/(loss):
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	6,060	5,090	—	11,150
Reclassification of unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(15,588)	(13,202)	—	(28,790)
Balance at June 30, 2021	427,006	$42	180,166	$—	50	$63	355,217	$—	$3,415,598	$2,291,966	$28,672	$4,671,686	$(2,662)	$10,405,365

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Shareholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	$3,282,516	$2,825,212	$2,093	$35,883	$(4,266)	$6,141,438
Contributions	—	—	—	—	—	—	—	—	—	307,646	—	—	1,140,319	—	1,447,965
Transfer of interests	—	—	—	—	—	—	—	—	—	(1,037,161)	—	—	1,037,161	—	—
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	—	—	—	—	—	—	—	(192,705)	—	—	—	(192,705)
Distributions	—	—	—	—	—	—	—	—	—	—	(313,408)	—	(376,276)	—	(689,684)
Initial share issuance upon registration of Royalty Pharma plc	—	—	—	—	50	63	—	—	—	—	—	—	—	—	63
Net income prior to IPO	—	—	—	—	—	—	—	—	—	—	479,842	—	145,043	—	624,885
Issuance of Class B ordinary shares to Continuing Investors Partnerships	—	—	535,383	1	—	—	—	—	—	—	—	—	—	—	1
Effect of exchange by Continuing Investors of Class B ordinary shares for Class A ordinary shares and reallocation of historical equity	294,176	30	(294,176)	(1)	—	—	294,176	—	1,402,762	(2,553,001)	(1,261,014)	(24,022)	2,433,098	2,147	(1)
Issuance of Class A ordinary shares sold in IPO, net of offering costs	71,652	7	—	—	—	—	—	—	1,150,735	—	—	—	758,590	—	1,909,332
Share based compensation and related issuance of Class A ordinary shares	71	—	—	—	—	—	—	—	3,740	—	—	—	—	—	3,740
Net income subsequent to IPO	—	—	—	—	—	—	—	—	—	—	33,472	—	52,715	—	86,187
Other comprehensive income:
Unrealized gain on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	48,378	11,296	—	59,674
Reclassification of loss on interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	4,066	—	—	4,066
Balance at June 30, 2020	365,899	$37	241,207	$—	50	$63	294,176	$—	$2,557,237	$—	$1,571,399	$30,515	$5,237,829	$(2,119)	$9,394,961

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Cash collections from financial royalty assets	$1,094,094	$1,003,504
Cash collections from intangible royalty assets	75,200	69,646
Other royalty cash collections	14,088	8,548
Distributions from non-consolidated affiliates	22,003	31,840
Interest received	2,332	3,597
Derivative collateral received	11,470	45,252
Derivative collateral posted	(9,340)	—
Termination payments on derivative instruments	—	(35,448)
Ongoing development-stage funding payments	(5,763)	(13,415)
Payments for operating and professional costs	(81,764)	(69,985)
Interest paid	(64,500)	(83,431)
Net cash provided by operating activities	1,057,820	960,108

Cash flows from investing activities:
Distributions from non-consolidated affiliates	523	15,084
Investments in non-consolidated affiliates	(17,427)	(29,262)
Purchases of equity securities	—	(50,000)
Proceeds from equity securities	109,367	—
Purchases of available for sale debt securities	(35,170)	—
Proceeds from available for sale debt securities	31,250	—
Purchases of marketable securities	(728,025)	(703,934)
Proceeds from sales and maturities of marketable securities	868,689	336,012
Acquisitions of financial royalty assets	(683,741)	(574,620)
Milestone payments	(18,600)	—
Net cash used in investing activities	(473,134)	(1,006,720)

Cash flows from financing activities:
Distributions to shareholders/unitholders	—	(285,355)
Distributions to non-controlling interest	(238,197)	(284,546)
Distributions to non-controlling interest- other	(86,978)	(28,055)
Dividends to shareholders	(138,564)	—
Contributions from non-controlling interest- R&D	4,080	5,114
Contributions from non-controlling interest- other	8,574	29,984
Scheduled repayments of long-term debt	—	(94,200)
Repayments of long-term debt	—	(5,170,396)
Proceeds from issuance of long-term debt	—	6,040,000
Debt issuance costs and other	—	(8,819)
Proceeds from issuance of Class A ordinary shares upon IPO, net of offering costs	—	1,918,229
Net cash (used in)/provided by financing activities	(451,085)	2,121,956
Net change in cash and cash equivalents	133,601	2,075,344
Cash and cash equivalents, beginning of period	1,008,680	246,199
Cash and cash equivalents, end of period	$1,142,281	$2,321,543
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

RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management entity formed to facilitate our Exchange Offer Transactions (defined below), and is the successor to Royalty Pharma Investments, an Irish unit trust (“Old RPI”), for accounting and financial reporting purposes. RP Holdings is owned by RPI US Partners 2019, LP, a Delaware limited partnership, RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”), and Royalty Pharma plc. Old RPI is a unit trust established in August 2011 under the laws of Ireland and authorized by the Central Bank of Ireland pursuant to the Unit Trusts Act, 1990. Prior to the Exchange Offer Transactions, Old RPI was owned by various partnerships (the “Legacy Investors Partnerships”).

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
As part of the Exchange Offer Transactions, the Legacy Investors Partnerships and RPI Intermediate FT entered into new credit facilities in the amount of $1.3 billion and $6.0 billion, respectively, the proceeds of which were used to repay the $6.3 billion outstanding debt of RPIFT and, in the case of RPI Intermediate FT, were also available to be used to fund investments. As part of the new credit facilities, RPI Intermediate FT repaid $5.2 billion, its pro rata portion of RPIFT’s outstanding debt and accrued interest. RPIFT also terminated all outstanding interest rate swaps in connection with the debt refinancing.
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
IPO

On June 18, 2020, we completed our IPO on the Nasdaq Global Select Market under the ticker symbol “RPRX”, in which we issued 89,334 thousand shares of Class A ordinary shares at a price to the public of $28.00 per share, of which 71,652 thousand and 17,682 thousand shares were offered by the Company and selling shareholders, respectively. We used the net proceeds from the IPO to acquire RP Holdings Class A Interests and, as a result, we own 100% of RP Holdings Class A Interests.

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

Following the consummation of our IPO in June 2020, two new non-controlling interests were created: (1) a non-controlling interest related to the Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of the RP Holdings Class B Interests, which amounted to approximately 30% as of June 30, 2021 and (2) a non-controlling interest related to RPI EPA Holdings, LP (“EPA Holdings”), an affiliate of the Manager through its ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). Income will not be allocated to the latter non-controlling interest until certain conditions are met, which we do not expect to occur for several years.

All intercompany transactions and balances have been eliminated in consolidation.

Adjustment to prior period presentation

In connection with the preparation of our condensed consolidated interim financial statements for the three months ended September 30, 2020, we identified an adjustment to the classification of our short-term investments on our consolidated balance sheet, as of December 31, 2019 based on the original maturity dates of the investments. The adjustments resulted in an increase of $66.7 million and a decrease of $17.7 million in cash activity related to Purchases of marketable securities and Proceeds from sales and maturities of marketable securities, respectively, within Net cash used in investing activities for the six months ended June 30, 2020, with a net impact on net cash flow from investing of $84.4 million. We evaluated the adjustment and determined that, based on our quantitative and qualitative analysis, it was not material to the condensed consolidated financial statements as of and for the six months ended June 30, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations of credit risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, financial royalty assets and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances as of June 30, 2021 and December 31, 2020 were held with State Street and Bank of America. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, AbbVie, Amgen, Bristol-Myers Squibb, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche/Genentech and Vertex. As of June 30, 2021 and December 31, 2020, Vertex was the marketer and payor making up the largest balance of our current portion of Financial royalty assets, net, accounting for 29% and 27%, respectively, as the marketer and payor of our royalties on the cystic fibrosis franchise.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of income or revenue on our royalty assets.

Recently adopted and issued accounting standards

Upon the January 1, 2020 adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on the portion of our portfolio of financial royalty assets that is subject to credit risk. Refer to Note 7–Cumulative Allowance for Changes in Expected Cash Flows from Financial Royalty Assets for additional discussion.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Available for Sale Debt Securities

Series A Biohaven Preferred Shares

On April 5, 2019, RPIFT funded the purchase of 2,495 Series A Biohaven Preferred Shares from Biohaven Pharmaceutical Holding Company Ltd. (“Biohaven”) at a price of $50,100.00 per preferred share, for a total of $125.0 million (the “First Tranche”). The approval of Nurtec ODT (rimegepant) by the U.S. Food and Drug Administration (“FDA”) in February 2020 results in a payment due to us of two times the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments beginning on March 31, 2021 through December 31, 2024. In the three months ended March 31, 2021, we began receiving payment from the quarterly redemption of the Series A Biohaven Preferred Shares. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to redeem, in a single payment, any outstanding Series A Biohaven Preferred Shares at a price equal to two times the original purchase price of the Series A Biohaven Preferred Shares. Biohaven may redeem at their election, any outstanding Series A Biohaven Preferred Shares, in a single payment, at a price equal to two times the original purchase price. In the event that Biohaven defaults on any obligation to redeem Series A Biohaven Preferred Shares when required, the redemption amount shall accrue interest at the rate of 18% annually until the redemption price for such unredeemed Series A Biohaven Preferred Shares is paid in full, subject to applicable law. If any such default continues for at least one year, we will be entitled to convert all unredeemed Series A Biohaven Preferred Shares into common shares equal to the redemption price, plus accrued interest, divided by the five-day volume-weighted trading price immediately preceding the conversion date.

The Series A Biohaven Preferred Shares are classified as Available for sale debt securities in our condensed consolidated balance sheets. The unrealized change in the fair value of the Series A Biohaven Preferred Shares is recorded in other comprehensive income within Unrealized gain on available for sale debt securities on the condensed consolidated statements of comprehensive income.

Series B Biohaven Preferred Shares

On August 7, 2020 we entered into a Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven where we committed to acquire 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”), for a total of $200 million payable on a quarterly basis between March 31, 2021 and December 31, 2024. Our commitment to purchase the Series B Biohaven Preferred Shares is recognized as the Series B Forwards. In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between March 31, 2025 and December 31, 2030 at a price equal to approximately 1.8 times the original purchase price of the Series B Biohaven Preferred Shares. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to issue to us all unissued Series B Biohaven Preferred Shares and to redeem, in a single payment, any outstanding Series B Biohaven Preferred Shares at a price equal to approximately 1.8 times the Series B original issue price per share. Biohaven may redeem at their election, any outstanding Series B Biohaven Preferred Shares, in a single payment, at a price equal to approximately 1.8 times the Series B original issue price. In the event that Biohaven defaults on any obligation to redeem Series B Biohaven Preferred Shares, the redemption amount shall accrue interest on the applicable original issue price at the rate of 18% annually until the redemption price for such unredeemed Series B Biohaven Preferred Shares is paid in full, subject to applicable law. If any such default continues for at least one year, we will be entitled to convert any or all unredeemed Series B Biohaven Preferred Shares into common shares equal to the redemption price, plus accrued interest, divided by the five-day volume-weighted trading price immediately preceding the conversion date.

In the three months ended March 31, 2021, we began purchasing the Series B Biohaven Preferred Shares. As of June 30, 2021, we have acquired 702 shares of Series B Biohaven Preferred Shares. We have elected the fair value option to account for the Series B Forwards and the Series B Biohaven Preferred Shares, which are recorded in aggregate on the condensed consolidated balance sheets as Available for sale debt securities. We believe the fair value option most accurately reflects the nature of these instruments. The unrealized change in fair value of the Series B Biohaven Preferred Shares and Series B Forwards is recorded in earnings within Unrealized gain on available for sale debt securities on the condensed consolidated statements of comprehensive income.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding partnership with MorphoSys AG (“MorphoSys”) to support MorphoSys’ acquisition of Constellation Pharmaceuticals, Inc. (“Constellation”), which closed on July 15, 2021. As part of the funding agreement, we agreed to provide MorphoSys up to $350 million of capital (the “Development Funding Bonds”), which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. MorphoSys is required to draw a minimum of $150 million. Our commitment to fund at least $150 million of the Development Funding Bonds is recognized as the Development Funding Bond Forward. We expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding.

We have elected the fair value option to account for the Development Funding Bond Forward as it most accurately reflects the nature of the instrument. The Development Funding Bond Forward is recorded within Available for sale debt securities in our condensed consolidated balance sheet. The unrealized change in fair value of the Development Funding Bond Forward is recorded in earnings within Unrealized gain on available for sale debt securities on the condensed consolidated statements of comprehensive income.

The table below summarizes our available for sale debt securities recorded at fair value as of June 30, 2021 and December 31, 2020 (in thousands):

	Cost (1)	Unrealized gains	Fair Value	Current Assets	Non-Current Assets	Total
As of June 30, 2021
Series A Biohaven Preferred Shares	$143,211	$51,089	$194,300	$68,702	$125,598	$194,300
Series B Biohaven Preferred Shares	35,170	10,930	46,100	—	46,100	46,100
Series B Forwards	—	21,500	21,500	—	21,500	21,500
Development Funding Bond Forward	—	9,300	9,300	—	9,300	9,300
Total available for sale debt securities	$178,381	$92,819	$271,200	$68,702	$202,498	$271,200

As of December 31, 2020
Series A Biohaven Preferred Shares	$145,647	$68,753	$214,400	$69,984	$144,416	$214,400
Series B Forwards	—	18,600	18,600	—	18,600	18,600
Total available for sale debt securities	$145,647	$87,353	$233,000	$69,984	$163,016	$233,000

(1) Cost for Series A Biohaven Preferred Shares represents amortized cost. Cost for Series B Biohaven Preferred Shares represents the amounts paid to purchase the instruments. There were no costs associated with the Series B Forwards and Development Funding Bond Forward.

4. Derivative Instruments

We have historically managed the impact of foreign currency exchange rate and interest rate risk through various financial instruments, including derivative instruments such as treasury rate lock contracts, interest rate swap contracts and foreign currency forward contracts. Our policy is to use derivatives strategically to hedge existing and future interest rate exposure and to minimize volatility in cash flow arising from our exposure to interest rate risk and foreign currency risk. We may also acquire other financial instruments that are classified as derivatives. We do not enter into derivative instruments for trading or speculative purposes.

Treasury rate lock contracts

In June 2021, we entered into treasury rate lock contracts with notional amounts totaling $600.0 million to manage the impact of fluctuations in the underlying benchmark interest rate associated with the 2021 Notes issuance (as further discussed in Note 11–Borrowings and Note 18–Subsequent Events). The treasury rate lock contracts were not designated as hedge instruments. The treasury rate lock contracts were recognized by individual counterparty at a fair value of $0.6 million within Other current assets and $1.6 million within Other current liabilities on the condensed consolidated balance sheet as of June 30, 2021.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under our International Swaps and Derivatives Association (“ISDA”) agreements, we have the right of setoff on the fair value of derivative instruments in a gain position and those in a loss position with the same counterparty. We have elected to offset such derivative instrument fair values by counterparty in the condensed consolidated balance sheets.

All of the treasury rate lock contracts had collateral requirements. We elected not to offset fair value amounts of any outstanding derivatives against the related cash collateral receivable or payable. As of June 30, 2021, we had a receivable of $0.6 million in cash collateral previously posted to counterparties and an obligation to return $2.7 million in cash collateral to counterparties that were recorded in Other current assets and Other current liabilities on the condensed consolidated balance sheet, respectively.

The treasury rate lock contracts were unwound and settled in connection with the 2021 Notes issuance (as further discussed in Note 11–Borrowings and Note 18–Subsequent Events) and the resulting net loss was recognized in earnings in the same period. We paid $16.1 million in July 2021 to terminate our treasury rate lock contracts.

Interest rate swaps

As of June 30, 2021, we do not hold any interest rate swap contracts. In connection with the Exchange Offer Transactions described in Note 1–Organization and Purpose, RPIFT terminated all outstanding interest rate swaps in February 2020. We paid $35.4 million to terminate our swaps and reclaimed $45.3 million of collateral that was held by the respective counterparties. We did not apply hedge accounting and recognized change in fair value through earnings. During the three and six months ended June 30, 2020, we recorded unrealized losses of $10.9 million on interest rate swaps in the condensed consolidated statements of comprehensive income.

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

The warrant was recognized at fair value of $1.9 million and $5.4 million within the Other Assets on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. We recorded an unrealized loss on derivative financial instruments of $0.9 million and $3.5 million related to the change in the fair value of the warrant on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021, respectively. We recorded an unrealized gain on derivative financial instruments of $0.6 million and an unrealized loss on derivative financial instruments of $16.1 million related to the change in the fair value of the warrant on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2020, respectively.

Summary of derivatives and reclassifications

The tables below summarize the change in the fair value of derivatives for the three and six months ended June 30, 2021 and 2020 and the line items within the condensed consolidated statements of comprehensive income where the losses/(gains) on derivatives are recorded (in thousands).

	For the three months ended June 30,		Condensed Consolidated Statements of Comprehensive Income location
	2021	2020
Derivatives not designated as hedging instruments
Warrant:
Change in fair value of warrant	$941	$(647)	Loss/(gain) on derivative financial instruments
Treasury rate lock contracts:
Change in fair value of treasury rate lock contracts	968	—	Loss/(gain) on derivative financial instruments

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the six months ended June 30,		Condensed Consolidated Statements of Comprehensive Income location
	2021	2020
Derivatives in hedging relationships (1)
Interest Rate Swaps:
Amount of loss reclassified from Accumulated Other Comprehensive Income into income	$—	$4,066	Loss/(gain) on derivative financial instruments
Change in fair value of interest rate swaps	—	(73)	Loss/(gain) on derivative financial instruments
Interest expense	—	114	Interest expense
Derivatives not designated as hedging instruments
Interest Rate Swaps:
Change in fair value of interest rate swaps	—	6,908	Loss/(gain) on derivative financial instruments
Interest expense	—	408	Interest expense
Warrant:
Change in fair value of warrant	3,496	16,097	Loss/(gain) on derivative financial instruments
Forward purchase contract:
Change in fair value of forward purchase contract	—	5,800	Loss/(gain) on derivative financial instruments
Treasury rate lock contracts:
Change in fair value of treasury rate lock contracts	968	—	Loss/(gain) on derivative financial instruments
(1)     Certain interest rate swaps were previously designated as cash flow hedges. These swaps became ineffective as debt refinancings occurred between 2013 and 2016. As a result of the termination of interest rate swaps in February 2020, all amounts associated with interest rate swaps previously designated as cash flow hedges and recorded in Accumulated other comprehensive income have been released into earnings.

5. Fair Value Measurements and Financial Instruments

Fair value measurements

The summary below presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and the valuation techniques we utilized to determine such fair value.

•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Our Level 1 assets consist of equity securities with readily determinable fair values and money market funds.

•Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. Our Level 2 assets generally include marketable securities, warrants, derivatives, treasury rate lock contracts, and, historically, our interest rate swap contracts.

•Level 3: Prices or valuation that require inputs that are both significant to the fair value measurement and unobservable. Our Level 3 assets consist of our investments in the Series A Biohaven Preferred Shares, Series B Biohaven Preferred Shares, the Series B Forwards and the Development Funding Bond Forward. See Note 3–Available for Sale Debt Securities for a description of these investments.

For financial instruments which are carried at fair value, the level in the fair value hierarchy is based on the lowest level of inputs that is significant to the fair value measurement in its entirety.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair value hierarchy

The following is a summary of the inputs used to value our financial assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$510,092	$—	$—	$510,092
Certificates of deposit	—	10,001	—	10,001
Marketable securities
Commercial paper	—	165,658	—	165,658
Certificates of deposit	—	677,027	—	677,027
Available for sale debt securities	—	—	68,702	68,702
Treasury rate lock contracts (1)	—	616	—	616
Total current assets	$510,092	$853,302	$68,702	$1,432,096

Equity securities	$184,042	$—	$—	$184,042
Available for sale debt securities	—	—	171,698	171,698
Forwards (2)	—	—	30,800	30,800
Warrant (3)	—	1,944	—	1,944
Total non-current assets	$184,042	$1,944	$202,498	$388,484

Liabilities:
Treasury rate lock contracts (1)	—	1,584	—	1,584
Total current liabilities	$—	$1,584	$—	$1,584
(1)The treasury rate lock contracts are recorded by counterparty within Other current assets and Other current liabilities in the condensed consolidated balance sheet as of June 30, 2021, respectively. See Note 4–Derivative Instruments for additional discussion.
(2)The Series B Forwards and the Development Funding Bond Forward, recorded within Available for sale debt securities in the condensed consolidated balance sheet as of June 30, 2021, relate to our obligation to fund the acquisition of the Series B Biohaven Preferred Shares and $150 million of the Morphosys Development Funding Bonds, respectively. See Note 3–Available for Sale Debt Securities for additional discussion.
(3)Related to the Epizyme transaction as described in Note 4–Derivative Instruments and recorded in Other assets in the condensed consolidated balance sheet as of June 30, 2021.

For the three and six months ended June 30, 2021, we recognized an unrealized gain of $28.3 million and unrealized loss of $10.7 million on equity securities still held as of June 30, 2021, respectively. For the three and six months ended June 30, 2020, we recognized an unrealized gain of $48.5 million and an unrealized loss of $57.5 million on equity securities still held as of June 30, 2021, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$24,302	$—	$—	$24,302
Commercial paper	—	77,176	—	77,176
Certificates of deposit	—	74,502	—	74,502
Marketable securities
Corporate debt securities	—	32,754	—	32,754
Commercial paper	—	444,554	—	444,554
Certificates of deposit	—	505,971	—	505,971
Available for sale debt securities	—	—	69,984	69,984
Total current assets	$24,302	$1,134,957	$69,984	$1,229,243

Equity securities (1)	$298,689	$—	$—	$298,689
Available for sale debt securities	—	—	144,416	144,416
Forwards (2)	—	—	18,600	18,600
Warrant (3)	—	5,439	—	5,439
Total non-current assets	$298,689	$5,439	$163,016	$467,144
(1)Upon Gilead’s acquisition of Immunomedics in October 2020, our investment in Immunomedics common stock was redeemed, resulting in a gain of $292.3 million recognized within (Gain)/loss on equity securities in the year ended December 31, 2020.
(2)The Series B Forwards, recorded within Available for sale debt securities in the condensed consolidated balance sheet as of December 31, 2020, relate to our obligation to fund the acquisition of the Series B Biohaven Preferred Shares.
(3)Related to the Epizyme transaction as described in Note 4–Derivative Instruments and recorded in Other assets in the condensed consolidated balance sheet as of December 31, 2020.

The tables presented below summarize the change in the combined carrying value (current and non-current) of Level 3 financial instruments, which relate to available for sale debt securities and forwards (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Debt Securities
Balance at the beginning of the period	$226,800	$—	$214,400	$131,280
Purchases	17,585	—	35,170	—
Unrealized gains on available for sale debt securities (1)	6,525	—	11,650	52,725
Settlement of forwards (2)	5,115	—	10,430	—
Transfer to Level 2	—	—	—	(184,005)
Redemption	(15,625)	—	(31,250)	—
Balance at the end of the period	$240,400	$—	$240,400	$—

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Forwards
Balance at the beginning of the period	$22,400	$—	$18,600	$—
Unrealized gains included in earnings (3)	13,515	—	22,630	—
Settlement of forwards (2)	(5,115)	—	(10,430)	—
Balance at the end of the period	$30,800	$—	$30,800	$—
(1)     The unrealized change in the fair value of the Series A Biohaven Preferred Shares is recorded in other comprehensive income within Unrealized gain on available for sale debt securities while the unrealized change in the fair value of the Series B Biohaven Preferred Shares is recorded in earnings within Unrealized gain on available for sale debt securities on the condensed consolidated statements of comprehensive income.
(2)     Reflects the fair value attributed to the Series B Forwards that were settled in the period as the Series B Biohaven Preferred Shares were acquired, which is included in the fair value of the Series B Biohaven Preferred Shares. See Note 3–Available for Sale Debt Securities.
(3)     Recorded in earnings within Unrealized gain on available for sale debt securities on the condensed consolidated statements of comprehensive income.

Valuation inputs

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements in the fair value hierarchy.

Investment in Series A Biohaven Preferred Shares

The fair value of the Series A Biohaven Preferred Shares as of June 30, 2021 and December 31, 2020 was based on the cash flows due to us from Biohaven of two times (2x) the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments of $15.6 million following the FDA approval and starting one-year after FDA approval, through December 31, 2024. The FDA approved Nurtec ODT (rimegepant) in February 2020, at which point we became entitled to receive a fixed payment amount of $250.0 million payable in equal quarterly payments from March 31, 2021 through December 31, 2024.

The fair value of the Series A Biohaven Preferred Shares as of June 30, 2021 and December 31, 2020 was calculated using probability-adjusted discounted cash flow calculations incorporating Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability of a change of control event occurring during the investment term, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a four-year time period and developing a risk-adjusted discount rate requires significant judgement. Our estimate of a risk adjusted discount rate of 7.1% as of June 30, 2021 and 8.3% as of December 31, 2020 could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series A Biohaven Preferred Shares, which would mean that the estimated fair value could be significantly higher or lower.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investment in Series B Biohaven Preferred Shares

The fair value of the Series B Biohaven Preferred Shares as of June 30, 2021 and the fair value of the Series B Forwards as of June 30, 2021 and December 31, 2020 were based on probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability that there will be a change of control event in different periods of time, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a 10-year time period and developing a risk-adjusted discount rate requires significant judgement. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series B Biohaven Preferred Shares or the Series B Forwards, which would mean that the estimated fair value could be significantly higher or lower.

MorphoSys Development Funding Bonds

The fair value of the Development Funding Bond Forward as of June 30, 2021 was based on a discounted cash flow calculation using an estimated risk-adjusted discount rate, which is a Level 3 fair value input. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the instrument, which would mean that the estimated fair value could be significantly higher or lower. We have elected the fair value option to account for the Development Funding Bond Forward as it most accurately reflects the nature of the instrument.

Other financial instruments

We use third party pricing services for Level 2 inputs used to value cash equivalents, marketable securities, treasury rate lock contracts and borrowings, which provide documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. Warrants are valued using a Black-Scholes option pricing model which considers observable and unobservable inputs.

Financial assets not measured at fair value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. The fair value of financial royalty assets is calculated by management using the forecasted royalty payments we expect to receive based on the projected product sales for all royalty bearing products as estimated by sell-side equity research analysts’ consensus forecasts. These projected future royalty payments by asset are then discounted to a present value using appropriate individual discount rates. The fair value of our financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. Estimated fair values based on Level 3 inputs and related carrying values for the non-current portion of our financial royalty assets as of June 30, 2021 and December 31, 2020 are presented below (in thousands).

	June 30, 2021		December 31, 2020
	Fair value	Carrying value, net	Fair value	Carrying value, net
Financial royalty assets, net	$19,082,368	$12,932,077	$18,718,179	$12,368,084

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

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

June 30, 2021	Estimated royalty duration (a)	Gross carrying value	Cumulative allowance for changes in expected cash flows (Note 7)	Net carrying value (e)
Cystic fibrosis franchise	2037 (b)	$5,322,478	$—	$5,322,478
Tysabri	(c)	1,926,555	—	1,926,555
Imbruvica	2027-2029	1,425,298	(156,664)	1,268,634
Xtandi	2027-2028	1,126,241	(87,245)	1,038,996
Evrysdi	2030-2035 (d)	703,153	—	703,153
Promacta	2025-2028	645,626	(7,600)	638,026
Other	2020-2039	3,670,181	(680,145)	2,990,036
Total		$14,819,532	$(931,654)	$13,887,878
Less: Cumulative allowance for credit losses (Note 7)				(358,950)
Total financial royalty assets, net				$13,528,928
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
e)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 7–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

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
e)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 7–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

ROYALTY PHARMA PLC
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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands).

Activity for the period
Balance at December 31, 2020 (a)	$(1,263,824)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(409,793)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	396,526
Write-off of cumulative allowance (b)	21,719
Current period provision for credit losses (c)	(35,232)
Balance at June 30, 2021	$(1,290,604)
(a)     Includes $323.7 million related to cumulative allowance for credit losses.
(b)     Relates to amounts removed from the allowance at the end of a royalty asset’s life to bring the account balance to zero. Write-offs solely impact the asset account and allowance account, there is no impact on the condensed consolidated statements of comprehensive income.
(c)     Primarily related to the provision for credit losses resulting from increases to our portfolio of financial royalty assets in the six months ended June 30, 2021, primarily the $100.0 million increase to our zavegepant financial royalty asset related to the funding payment we made to Biohaven upon the start of the oral zavegepant Phase 3 program, and a new royalty interest in Cabometyx/Cometriq.

8. Intangible Royalty Assets, Net

The following schedules of the intangible royalty assets present the cost, accumulated amortization and net carrying value as of June 30, 2021 and December 31, 2020 (in thousands).

As of June 30, 2021	Cost	Accumulated amortization	Net carrying value
DPP-IV patents	$606,216	$588,954	$17,262
Total intangible royalty assets	$606,216	$588,954	$17,262

As of December 31, 2020	Cost	Accumulated amortization	Net carrying value
DPP-IV patents	$606,216	$577,550	$28,666
Total intangible royalty assets	$606,216	$577,550	$28,666

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The DPP-IV patents associated with the intangible royalty assets terminate at various dates into 2022. The weighted average remaining life of the intangible royalty assets is less than one year. We project amortization expense will be $11.6 million and $5.7 million in the remainder of 2021 and 2022, respectively.

Our revenue is tied to underlying patent protected sales of other DPP-IV products of various licensees. Such revenue from royalty assets is earned from sales occurring primarily in the United States and Europe; however, we do not have the ability to disaggregate our royalty revenue from licensees based on the geography of the underlying sales, as this level of information is not always included in royalty reports provided to us. The marketers paying us royalties on these products do not always provide, and are not necessarily required to provide, the breakdown of product sales by geography. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 90% and 96% of our revenues from intangible royalty assets in the three months ended June 30, 2021 and 2020, respectively. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 94% and 95% of our revenues from intangible royalty assets in the six months ended June 30, 2021 and 2020, respectively.

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

The income allocation from the Legacy SLP Interest is based on an estimate, as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this quarterly report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. During the three and six months ended June 30, 2021, we recorded an income allocation of $25.6 million and $30.8 million, respectively. During the three and six months ended June 30, 2020, we recorded an income allocation of $20.2 million and $23.4 million, respectively, in each case related to the period subsequent to the Exchange Date. The income allocation from the Legacy SLP Interest is recorded within Equity in earnings of non-consolidated affiliates. We received cash distributions from the Legacy SLP Interest of $4.7 million and $8.6 million in the three and six months ended June 30, 2021, respectively. We received cash distributions from the Legacy SLP Interest of $5.3 million and $12.2 million during the three and six months ended June 30, 2020, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II”, or, together, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the entities. During the three and six months ended June 30, 2021, we recorded a loss allocation of $7.9 million and $15.0 million, respectively. During the three and six months ended June 30, 2020, we recorded an income allocation of $9.1 million and a loss allocation of $3.2 million, respectively. The income or loss allocation from the Avillion Entities is recorded within Equity in earnings of non-consolidated affiliates.

On December 19, 2017, the Avillion Entities announced that the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif (bosutinib). Avillion I is eligible to receive fixed payments from Pfizer based on this approval. Subsequent to the asset sale, the only operations of Avillion I are the collection of cash and unwinding of discount on the series of fixed annual payments due from Pfizer. We received distributions of $13.4 million from Avillion I during the six months ended June 30, 2021 and 2020, respectively, in connection with Avillion I’s receipt of the fixed annual payments due under its co-development agreement with Pfizer.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of June 30, 2021 and December 31, 2020, RPIFT had $11.2 million and $28.6 million, respectively, of unfunded commitments related to the Avillion Entities. Our maximum exposure to loss at any particular reporting date is limited to the current carrying value of the investment plus the unfunded commitments.

10. Research & Development (“R&D”) Funding Expense

During the six months ended June 30, 2021, we did not enter into any new R&D funding arrangements. We recognized R&D funding expense of $3.1 million and $5.8 million for the three and six months ended June 30, 2021, respectively. We recognized R&D funding expense of $5.8 million and $13.4 million for the three and six months ended June 30, 2020, respectively. R&D funding expense for the three and six months ended June 30, 2021 and 2020 primarily related to ongoing development-stage funding payments under our co-funding agreement with Sanofi.

As of June 30, 2021, we have a remaining commitment of $11.4 million related to our R&D funding agreement with Sanofi.

11. Borrowings

Our borrowings as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

Type of Borrowing	Maturity	Interest rate	June 30, 2021	December 31, 2020
Senior Unsecured Notes:
Senior unsecured notes (issued at 99.322% of par)	9/2023	0.75%	$1,000,000	$1,000,000
Senior unsecured notes (issued at 98.875% of par)	9/2025	1.20%	1,000,000	1,000,000
Senior unsecured notes (issued at 98.284% of par)	9/2027	1.75%	1,000,000	1,000,000
Senior unsecured notes (issued at 97.760% of par)	9/2030	2.20%	1,000,000	1,000,000
Senior unsecured notes (issued at 95.556% of par)	9/2040	3.30%	1,000,000	1,000,000
Senior unsecured notes (issued at 95.306% of par)	9/2050	3.55%	1,000,000	1,000,000
Senior Unsecured Revolving Credit Facility			—	—
Unamortized debt discount and issuance costs			(174,441)	(183,416)
Total debt carrying value			5,825,559	5,816,584
Less: Current portion of long-term debt			—	—
Total long-term debt			$5,825,559	$5,816,584

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Unsecured Notes

On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “Notes”). Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary. Interest on each series of the Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year, and commenced on March 2, 2021. The Notes were issued at a total discount of $149.0 million. We capitalized approximately $40.4 million in debt issuance costs primarily composed of underwriting fees. The discount and the capitalized debt issuance costs are recorded as a direct deduction from the carrying amount of the Notes on our condensed consolidated balance sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. The Notes have a weighted average coupon rate and a weighted average effective interest rate of 2.125% and 2.50% as of June 30, 2021, respectively.

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

We are required to comply with certain covenants under our Notes and as of June 30, 2021, we were in compliance with all applicable covenants.

We used the net proceeds from the Notes offering, together with available cash on hand, to repay in full the senior secured credit facilities.

Subsequent to the three months ended June 30, 2021, we completed an exchange offer for the Notes whereby holders could elect to tender their unregistered outstanding notes for freely tradable exchange notes (the “Exchange Notes”) that have been registered under the Securities Act of 1933 (the “Securities Act”). The Exchange Notes are substantially identical to the Notes, except that the Exchange Notes are registered under the Securities Act and are not subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Notes.

Senior Unsecured Revolving Credit Facility

On September 18, 2020, our subsidiary RP Holdings, as borrower, entered into a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) which provides for borrowing capacity of up to $1.5 billion for general corporate purposes. We capitalized approximately $6.1 million in debt issuance costs related to the revolving credit facility which is recorded within Other current assets for the current portion and Other assets for the non-current portion. As of June 30, 2021 and December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

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

The revolving credit agreement (the “Credit Agreement”) that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated charges, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. As of June 30, 2021, RP Holdings was in compliance with these covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions (as discussed in Note 1–Organization and Purpose) and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. The senior secured credit facilities consisted of a term loan A and term loan B in the amounts of $3.20 billion and $2.84 billion, respectively. In September 2020, we repaid in full the outstanding principal amounts of term loans under the senior secured credit facilities with net proceeds from the Notes and available cash on hand.

RPIFT Senior Secured Credit Facilities

The RPIFT Senior Secured Credit Facilities were repaid in full in February 2020 in connection with the Exchange Offer Transactions. We recorded a loss on debt extinguishment of $5.4 million as part of Other non-operating expense/(income), net, during the six months ended June 30, 2020.

Principal Payments on the Notes

The future principal payments for our borrowings as of June 30, 2021 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2021	$—
2022	—
2023	1,000,000
2024	—
2025	1,000,000
Thereafter	4,000,000
Total (1)	$6,000,000
(1)     Excludes unamortized debt discount and issuance costs of $174.4 million as of June 30, 2021, which are amortized through interest expense over the remaining life of the underlying debt obligations.

As of June 30, 2021, the fair value of our outstanding Notes was approximately $6.0 billion and is classified as a Level 2 measurement within the fair value hierarchy.

2021 Notes

On July 26, 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) comprised of $600.0 million principal amount of notes due September 2031 issued at 98.263% of par and $700.0 million principal amount of notes due September 2051 issued at 97.565% of par with a coupon rate of 2.15% and 3.35%, respectively. Interest on each series of the 2021 Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year, commencing on March 2, 2022. Our obligations under the 2021 Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary.

ROYALTY PHARMA PLC
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

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by the Board of Directors. The holders of Class B shares do not have any rights to receive dividends; however, the RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. As of June 30, 2021, we have outstanding 427,006 thousand Class A ordinary shares and 180,166 thousand Class B ordinary shares.

The RP Holdings Class B Interests are exchangeable on a one-for-one basis for our Class A ordinary shares pursuant to an exchange agreement entered into by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings (the “Exchange Agreement”) that governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Pursuant to the Exchange Agreement, the Continuing Investors Partnerships have the ability to exchange their RP Holdings Class B interests for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of June 30, 2021, we have outstanding deferred shares of 355,217 thousand.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-controlling interests

The net change in the balance of our four non-controlling interests for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2020	$12,436	$1,939,509	$3,125,091	$—	$5,077,036
Contributions	—	3,253	—	—	3,253
Distributions	(13,653)	(94,542)	(37,183)	—	(145,378)
Net income	15,058	36,257	38,545	—	89,860
Other exchanges	—	—	(65,072)	—	(65,072)
Other comprehensive income:
Unrealized gain on available for sale debt securities	—	901	1,512	—	2,413
Reclassification of unrealized gain on available for sale debt securities	—	(2,723)	(4,571)	—	(7,294)
March 31, 2021	13,841	1,882,655	3,058,322	—	4,954,818
Contributions	—	6,654	4,865	—	11,519
Distributions	(12,476)	(127,747)	(30,585)	—	(170,808)
Net income	19,275	133,743	212,961	—	365,979
Other exchanges	—	—	(486,591)	—	(486,591)
Other comprehensive income:
Unrealized gain on available for sale debt securities	—	1,059	1,618	—	2,677
Reclassification of unrealized gain on available for sale debt securities	—	(2,337)	(3,571)	—	(5,908)
June 30, 2021	$20,640	$1,894,027	$2,757,019	$—	$4,671,686
(1)     Related to the Continuing Investors Partnerships’ ownership as of June 30, 2021 of approximately 30% in RP Holdings through their ownership of the RP Holdings Class B Interests. Royalty Pharma plc owns the remaining 70% of RP Holdings through its ownership of RP Holdings Class A Interests and Class B Interests as of June 30, 2021.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2019	$35,883	$—	$—	$—	$35,883
Contributions	—	1,133,628	—	—	1,133,628
Transfer of interests	—	1,037,161	—	—	1,037,161
Distributions	(29,246)	(222,179)	—	—	(251,425)
Net income prior to IPO	24,926	12,930	—	—	37,856
Other comprehensive income:
Unrealized gain on available for sale debt securities	—	9,672	—	—	9,672
March 31, 2020	31,563	1,971,212	—	—	2,002,775
Contributions	—	6,691	—	—	6,691
Distributions	(25,270)	(99,581)	—	—	(124,851)
Net income prior to IPO	17,225	89,962	—	—	107,187
Effect of exchange by Continuing Investors of Class B shares for Class A ordinary shares and reallocation of historical equity	—	(750)	2,433,848	—	2,433,098
Issuance of Class A ordinary shares sold in IPO, net of offering costs	—	—	758,590	—	758,590
Net income subsequent to IPO	3,400	17,755	31,560	—	52,715
Other comprehensive income:
Unrealized gain on available for sale debt securities	—	1,222	402	—	1,624
June 30, 2020	$26,918	$1,986,511	$3,224,400	$—	$5,237,829
(1)     Related to the Continuing Investors Partnerships’ ownership as of June 30, 2020 of approximately 40% in RP Holdings through their ownership of the RP Holdings Class B Interests. Royalty Pharma plc owns the remaining 60% of RP Holdings through its ownership of RP Holdings Class A Interests and Class B Interests as of June 30, 2020.

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

Dividends

In the six months ended June 30, 2021, we declared and paid two quarterly cash dividends of $0.17 per share for an aggregate amount of $138.6 million to holders of our Class A ordinary shares. Future dividends are subject to declaration by the board of directors.

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares have been reserved for future issuance to our independent directors.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RSU activity and share-based compensation

We grant RSUs to independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized based on estimated fair value of the award on the grant date and amortized on a straight-line basis over the requisite service period of generally one year as part of General and administrative expenses in the condensed consolidated statement of comprehensive income. We recognized share-based compensation expense of approximately $0.9 million and $1.7 million for the three and six months ended June 30, 2021, respectively. We recognized share-based compensation expense of approximately $3.7 million in the partial period subsequent to the IPO in the three and six months ended June 30, 2020. There were no share-based awards or related expenses in periods prior to the IPO.

13. Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to us by the weighted average number of Class A ordinary shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to us, including the impact of potentially dilutive securities, by the weighted average number of Class A ordinary shares outstanding during the period, including the number of Class A ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include the outstanding Class B ordinary shares, Class B ordinary shares contingently issuable to EPA Holdings related to Equity Performance Awards and unvested RSUs issued under our Equity Incentive Plan. We use the “if-converted” method to determine the potentially dilutive effect of our outstanding Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs.

Our Class B ordinary shares, Class R redeemable shares and deferred shares do not share in the earnings or losses attributable to us and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share for Class B ordinary shares, Class R redeemable shares and deferred shares under the two-class method has not been presented. Our Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because shares of Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. For the three and six months ended June 30, 2021 and 2020, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A ordinary share for the three and six months ended June 30, 2021 (in thousands, except per share amounts).

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Numerator
Consolidated Net Income	$806,755	$965,734
Less: Net income attributable to Continuing Investor Partnerships	212,961	251,506
Less: Net income attributable to non-controlling interest - Legacy Investors Partners and RPSFT	153,018	204,333
Net income attributable to Royalty Pharma plc - basic	440,776	509,895
Add: Reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B ordinary shares	212,961	251,506
Net income attributable to Royalty Pharma plc - diluted	$653,737	$761,401

Denominator
Weighted average Class A ordinary shares outstanding - basic	409,344	399,606
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	197,773	207,508
Unvested RSUs	46	37
Weighted average Class A ordinary shares outstanding - diluted	607,163	607,151

Earnings per Class A ordinary share - basic	$1.08	$1.28
Earnings per Class A ordinary share - diluted	$1.08	$1.25

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Prior to the IPO, our capital structure included mainly unitholder interests. We analyzed the calculation of earnings per interest for periods prior to the IPO and determined that the resultant values would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, the basic and diluted earnings per share for the three and six months ended June 30, 2020 is only applicable for the period from June 16, 2020 to June 30, 2020, which represents the period in which we had outstanding Class A ordinary shares. Additionally, Class B ordinary shares in issue were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive for the three and six months ended June 30, 2020, and therefore were excluded from the computation of diluted earnings per shares of Class A ordinary share. As of June 30, 2020, we had 607.1 million fully diluted Class A ordinary shares outstanding.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A ordinary share for the three and six months ended June 30, 2020 (in thousands, except per share amounts).

	Three months ended June 30, 2020	Six months ended June 30, 2020
Numerator
Consolidated net income	$601,976	$711,072
Less: net income attributable to Continuing Investors Partnerships prior to the IPO (1)	408,602	479,842
Less: net income attributable to non-controlling interest - Class B subsequent to the IPO	31,560	31,560
Less: net income attributable to non-controlling interest - Legacy Investors Partnerships and RPSFT	128,342	166,198
Net income attributable to Royalty Pharma plc - basic and diluted	$33,472	$33,472

Denominator
Weighted average Class A ordinary shares outstanding - basic	353,979	353,979
Add: Dilutive effect of unvested RSUs	1	1
Weighted average Class A ordinary shares outstanding - diluted	353,980	353,980

Earnings per Class A ordinary share - basic	$0.09	$0.09
Earnings per Class A ordinary share - diluted	$0.09	0.09
(1) Reflected as net income attributable to controlling interest on the unaudited condensed consolidated statements of comprehensive income.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands).

	For the Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Consolidated net income	$965,734	$711,072
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,033,039)	(937,021)
Provision for changes in expected cash flows from financial royalty assets	48,499	135,290
Amortization of intangible assets	11,404	11,466
Amortization of debt discount and issuance costs	9,583	4,340
Loss on derivative financial instruments	4,464	32,798
Gain on equity securities	(1,309)	(40,729)
Equity in earnings of non-consolidated affiliates	(15,783)	(20,218)
Distributions from non-consolidated affiliates	22,003	31,840
Loss on extinguishment of debt	—	5,405
Share-based compensation	1,434	3,740
Interest income accretion	(28,790)	—
Unrealized gain on available for sale debt securities	(23,130)	—
Termination of derivative financial instruments	—	(34,952)
Other	2,049	3,398
Decrease/(increase) in operating assets:
Cash collected on financial royalty assets	1,094,094	1,003,504
Accrued royalty receivable	(988)	1,218
Other royalty income receivable	(4,683)	2,094
Other current assets	3,703	(12,634)
Other assets	—	45,635
(Decrease)/increase in operating liabilities:
Accounts payable and accrued expenses	(913)	13,862
Interest payable	758	—
Other current liabilities	2,730	—
Net cash provided by operating activities	$1,057,820	$960,108

Non-cash investing and financing activities are summarized below (in thousands).

	For the Six Months Ended June 30,
	2021	2020
Supplemental schedule of non-cash investing / financing activities:
Receipt of contribution of investment in Legacy Investors Partnerships (Note 9)	$—	$303,679
Settlement of Epizyme forward purchase contract (Note 4)	—	5,700
Accrued purchase obligation - Tazverik (Note 17)	—	220,000
Repayments of long-term debt by contributions from non-controlling interest (1)	—	1,103,774
Accrued purchase obligation	—	1,610
Accrued capitalized offering costs (2)	—	8,897

(1) Related to the pro rata portion of RPIFT’s outstanding debt repaid by the Legacy Investors Partnerships
(2) Related to capitalized offering costs incurred in connection with our IPO that were not paid as of June 30, 2020

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15. Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income/(loss). We include unrealized gains and losses on available for sale debt securities related to Series A Biohaven Preferred Shares, which is the only component of accumulated other comprehensive income as of June 30, 2021 and December 31, 2020.

Changes in accumulated other comprehensive income are as follows (in thousands):

Unrealized gain/(loss) on available for sale debt securities

Balance at December 31, 2020	$34,395
Reclassifications to net income	(15,588)
Activity for the period	6,060
Reclassifications from non-controlling interest	3,805
Balance at June 30, 2021	$28,672

The total reclassification of unrealized gains on available for sale debt securities of $28.8 million for the six months ended June 30, 2021 is presented in earnings within Interest income on the condensed consolidated statements of comprehensive income, including $15.6 million attributable to controlling interest as noted in the table above and $13.2 million attributable to the non-controlling interest.

16. Related Party Transactions

The Manager

The Manager is the investment manager of Royalty Pharma and its subsidiaries. The Manager is an affiliate of RP Ireland, the administrator of RPIFT, RPI Intermediate FT and RPSFT. The sole member of the Manager, Pablo Legorreta, holds an interest in us and serves as our Chief Executive Officer and Chairman of the board of directors, and as a director on the board of directors of RP Holdings.

In connection with the Exchange Offer Transactions (discussed in Note 1–Organization and Purpose), the Manager entered into Management Agreements with us and our subsidiaries, the Continuing Investors Partnerships, and with the Legacy Investors Partnerships. Pursuant to the Management Agreements, we pay quarterly operating and personnel expenses to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the Adjusted Cash Receipts (both, as defined in the Management Agreement) for such quarter and 0.25% of the GAAP value of our security investments as of the end of such quarter. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our income statement, is calculated as the greater of $1 million per quarter and 0.3125% of Royalty Investments (as defined in the limited partnership agreements of the Legacy Investor Partnerships) during the previous twelve calendar months. During the three and six months ended June 30, 2021, total operating and personnel payments incurred were $32.4 million and $68.1 million, respectively, including the amount attributable to Old RPI, and are recognized within General and administrative expenses on the condensed consolidated statements of comprehensive income.

Prior to the Exchange Date, the Manager received operating and personnel payments payable in equal quarterly installments that increased by 5% annually on a compounded basis under the terms of its management agreement with Old RPI and the Legacy Investors Partnerships. RP Ireland receives an annual management fee payable in advance by Old RPI in equal quarterly installments under terms of the limited partnership agreements of the Legacy Investors Partnerships. After the Exchange Date, operating and personnel payments were calculated in accordance with the methodology discussed in the paragraph above. During the three and six months ended June 30, 2020, total operating and personnel payments incurred were $27.6 million and $47.3 million, respectively, and were recognized within General and administrative expenses on the condensed consolidated statements of comprehensive income.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Distribution Payable to Non-Controlling Interest

The Distribution payable to non-controlling interest represents the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPSFT’s non-controlling interest in RPCT. The Distribution payable to non-controlling interest as of June 30, 2021 and December 31, 2020 included the following (in thousands).

	As of June 30, 2021	As of December 31, 2020
Due to Legacy Investors Partnerships	$106,031	$100,047
Due to RPSFT	11,347	26,319
Total distribution payable to non-controlling interest	$117,378	$126,366

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

On December 8, 2017, RPI Acquisitions entered into a purchase, sale and assignment agreement (“Assignment Agreement”) with a wholly owned subsidiary of BioPharma Credit PLC (“BPCR”), an affiliate of us. We considered BPCR as a related party due to the sole member of the Manager having significant influence over BPCR’s investment manager. Under the terms of the Assignment Agreement, RPI Acquisitions assigned the benefit of 50% of the payment stream acquired from BMS to BPCR in consideration for BPCR meeting 50% of the funding obligations owed to BMS under the Purchase Agreement.

We began making installment payments to BMS in 2018 and completed our funding requirement, net of the assigned funding obligations, totaling $162.4 million in the three months ended March 31, 2020. During the three months ended March 31, 2020, installment payments made to BMS totaled $24.3 million, of which RPI Acquisitions funded $12.1 million. Upon transfer of funds from BPCR to RPI Acquisitions to meet the quarterly funding obligation to BMS, RPI Acquisitions derecognized 50% of the financial royalty asset. Cash received from BPCR in respect of each funding obligation equaled the carrying amount of the assigned transfer of interest, therefore no gain or loss was recognized upon the transfer.

We began to measure this financial royalty asset using the effective interest method once our installment funding obligation was completed and we received our first royalty payment in the three months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, the financial royalty asset of $141.2 million and $150.6 million, respectively, included in Financial royalty assets, net on the condensed consolidated balance sheets represents only our right to the future payment streams acquired from BMS.

Other transactions

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI, Inc (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to assist MSCI in the design of a classification framework and index methodologies in order to expand MSCI’s thematic index suite with the launch of new indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both June 30, 2021 and December 31, 2020. We do not expect the financial statement impact associated with this transaction to be material for the year ended December 31, 2021.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnership whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million is recorded as treasury interests, of which $1.6 million and $1.9 million are held by non-controlling interest as of June 30, 2021 and December 31, 2020, respectively.

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

On June 2, 2021, we announced a long-term strategic funding partnership of up to $2.025 billion with MorphoSys to support MorphoSys’ acquisition of Constellation, which closed on July 15, 2021. In connection with the closing of MorphoSys’ acquisition of Constellation, we made an upfront payment of $1.425 billion to MorphoSys and purchased 1,337,552 ordinary shares of MorphoSys for $100 million at a price of €63.35 per ordinary share, based on the average trading price of the ordinary shares over a period preceding the closing of the acquisition. As part of the funding agreement, we also agreed to make additional milestone payments of up to $150 million and provide up to $350 million of Development Funding Bonds, which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. MorphoSys is required to draw a minimum of $150 million, for which we have recognized the Development Funding Bond Forward within Available for sale debt securities on the condensed consolidated balance sheet as of June 30, 2021 (See Note 3–Available for Sale Debt Securities for additional discussion). In return, we acquired MorphoSys’ right to receive future royalties on Johnson & Johnson’s Tremfya (guselkumab) and rights to receive royalties and certain milestone payments on four development-stage therapies including gantenerumab, otilimab, pelabresib and CPI-0209. We expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding.

On August 7, 2020, we entered into a funding agreement with Biohaven, including the Series B Biohaven Preferred Share Agreement, for up to $450.0 million to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones. Biohaven received $150.0 million at closing and received an additional $100.0 million in the three months ended March 31, 2021, upon the start of the oral zavegepant Phase 3 program. Pursuant to the Series B Biohaven Preferred Share Agreement, we agreed to provide further support for the ongoing launch of Nurtec ODT with the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200.0 million payable on a quarterly basis between March 31, 2021 and December 31, 2024. In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between March 31, 2025 and December 31, 2030. During the three months ended March 30, 2021, we began purchasing the Series B Biohaven Preferred Shares. We have a remaining commitment of $164.8 million under the Commercial Launch Preferred Equity, for which we have recognized the Series B Forwards within Available for sale debt securities on the condensed consolidated balance sheet as of June 30, 2021 (See Note 3–Available for Sale Debt Securities for additional discussion),

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In November 2019, RPIFT agreed to pay $330.0 million to purchase Eisai’s royalties on future worldwide sales of Tazverik (tazemetostat), a novel targeted therapy in late-stage clinical development that was approved by the FDA in January 2020 for epithelioid sarcoma, and with the potential to be approved in several cancer indications. Under the terms of its agreement with Eisai, RPIFT acquired Eisai’s future worldwide royalties on net sales by Epizyme of Tazverik outside of Japan, for an upfront payment of $110.0 million plus up to an additional $220.0 million for the remainder of the royalty upon FDA approval of Tazverik for certain indications. The FDA approval of Tazverik in January 2020 triggered our obligation to fund the second $110.0 million tranche in November 2020. In June 2020, the FDA approval of additional indications of Tazverik triggered our obligation to fund the final $110.0 million tranche in November 2021, which is recorded as Accrued purchase obligation on the condensed consolidated balance sheet as of June 30, 2021.

We have commitments to advance funds to counterparties through our investment in the Avillion Entities and R&D arrangements. Please refer to Note 9–Non-Consolidated Affiliates and Note 10–Research & Development (“R&D”) Funding Expense, respectively, for details of these arrangements. We also have requirements to make Operating and Personnel Payments over the life of the management agreement as described in Note 16–Related Party Transactions, which are variable and based on cash receipts.

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

18. Subsequent Events

In connection with the closing of MorphoSys’ acquisition of Constellation on July 15, 2021, we made an upfront payment of $1.425 billion to MorphoSys and purchased 1,337,552 ordinary shares of MorphoSys for $100 million at a price of €63.35 per ordinary share, based on the average trading price of the ordinary shares over a period preceding the closing of the acquisition. See Note 17–Commitments and Contingencies for additional discussion.

On July 26, 2021, we issued $1.3 billion of 2021 Notes which is comprised of $600.0 million principal amount of 2031 Notes issued at 98.263% of par and $700.0 million principal amount of 2051 Notes issued at 97.565% of par with a coupon rate of 2.15% and 3.35%, respectively. See Note 11–Borrowings for additional discussion.

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

Royalty Pharma plc is an English public limited company incorporated under the laws of England and Wales that was created for the purpose of consolidating our predecessor entities and facilitating the initial public offering (“IPO”) of our Class A ordinary shares that was completed in June 2020. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. After the consummation of the Exchange Offer Transactions (as defined below) and execution of the Management Agreement (as defined below) (collectively, the “Reorganization Transactions”) in February 2020 and before the consummation of the IPO, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”). Prior to the Reorganization Transactions, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments, an Irish unit trust (“Old RPI”).

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 45 commercial products, including AbbVie and J&J’s Imbruvica, Astellas and Pfizer’s Xtandi, Biogen’s Tysabri, Gilead’s Trodelvy, Merck’s Januvia, Novartis’ Promacta, Vertex’s Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, and nine development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

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

•Mergers and Acquisitions (“M&A”) – We acquire royalties in connection with M&A transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

Background and Format of Presentation

In connection with our IPO, we consummated an exchange offer on February 11, 2020 (the “Exchange Date”). Through the exchange offer, investors representing 82% of the aggregate limited partnership in the various partnerships owned by Old RPI (the “Legacy Investors Partnerships”), exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP, a Delaware limited partnership or RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”). The exchange offer transaction together with (i) the concurrent incurrence of indebtedness under a new credit facility and (ii) the issuance of additional interests in Continuing Investors Partnerships to satisfy performance payments payable in respect of assets acquired prior to the date of the IPO are referred to as the “Exchange Offer Transactions.”

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

The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish unit trust. From the Exchange Date until the expiration of the Legacy Investors Partnerships’ investment period on June 30, 2020 (the “Legacy Date”), the Legacy Investors Partnerships had the option to participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI ceased making new investments and each of Old RPI and the Legacy Investors Partnerships became legacy entities. Following the Legacy Date, we have made and plan to make new investments solely through our subsidiaries, including RPI Intermediate FT.

Following management’s determination that a high degree of common ownership exists in Royalty Pharma both before and after the Exchange Date, Royalty Pharma recognized Old RPI’s assets and liabilities at the carrying value reflected on Old RPI’s balance sheet as of the Exchange Date. Old RPI is our predecessor for financial reporting purposes. The results of operations in the following discussion is comprised of the financial results of Old RPI prior to the Reorganization Transactions, RPI 2019 ICAV subsequent to the Reorganization Transactions and before the consummation of the IPO, and Royalty Pharma plc subsequent to the consummation of the IPO.

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

Portfolio Overview

Our portfolio consists of royalties on more than 45 marketed therapies and nine development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neurology, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty cash receipts for the three and six months ended June 30, 2021 and 2020 in order of contribution to income for the three months ended June 30, 2021.

(in thousands)	Marketer	Therapeutic area	Three Months Ended June 30,		Six Months Ended June 30,
			2021	2020	2021	2020
Products
Cystic fibrosis franchise (1)	Vertex	Rare disease	$156,023	$136,119	$322,832	$235,522
Tysabri	Biogen	Neurology	92,070	92,517	178,991	176,324
Imbruvica	AbbVie/Johnson & Johnson	Cancer	87,289	81,513	176,424	159,222
Januvia, Janumet, Other DPP-IVs (2)	Merck, others	Diabetes	39,438	34,859	75,200	69,647
Xtandi	Pfizer, Astellas	Cancer	35,767	34,131	76,812	68,908
Promacta	Novartis	Hematology	32,341	26,653	76,466	62,401
HIV franchise (3)	Gilead, others	Infectious disease	28,623	64,692	75,123	148,579
Nurtec ODT/Biohaven payment (4)	Biohaven	Neurology	16,721	—	33,222	—
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	10,129	—	10,129	—
Farxiga/Onglyza	AstraZeneca	Diabetes	9,113	8,257	17,675	8,257
Prevymis	Merck	Infectious disease	8,772	6,413	17,402	6,413
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	3,929	2,620	7,516	2,620
Emgality	Lilly	Neurology	3,550	2,236	6,814	4,213
Erleada	Johnson & Johnson	Cancer	3,116	1,772	6,220	3,210
Trodelvy	Gilead	Cancer	2,992	—	5,597	—
Evrysdi	Roche	Rare disease	2,971	—	4,648	—
IDHIFA	Bristol-Myers Squibb	Cancer	2,602	—	5,489	—
Orladeyo	BioCryst	Rare disease	957	—	969	—
Tazverik	Epizyme	Cancer	743	96	1,207	96
Other products (5)			50,534	93,100	138,422	183,210
Total royalty receipts			$587,680	$584,978	$1,237,158	$1,128,622
(1) The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, and Trikafta/Kaftrio.
(2) Januvia, Janumet, Other DPP-IVs include the following approved products: Tradjenta, Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by Boehringer Ingelheim, AstraZeneca, Novartis and Takeda.
(3) The HIV franchise includes the following approved products: Atripla, Truvada, Emtriva, Complera, Stribild, Genvoya, Descovy, Odefsey, Symtuza and Biktarvy. Royalties are received on the emtricitabine portion of sales only.
(4) Includes royalty receipts for Nurtec of $1.1 million and $2.0 million for the three and six months ended June 30, 2021, respectively, and the redemption of the Series A Biohaven Preferred Shares of $15.6 million and $31.3 million (presented as Proceeds from available for sale debt securities on the Statement of Cash Flows) for the three and six months ended June 30, 2021, respectively.
(5) Other products primarily include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Letairis, Lyrica, Cimzia, Entyvio, Lexiscan, Mircera, Myozyme, Nesina, Priligy, Soliqua and a distribution from Avillion in respect of the Merck KGaA Asset (defined below), for which development ceased in 2020, and for which the receipt is presented as Distributions received from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows. Subsequent to the Exchange Offer Transactions, Other products also includes contributions from the Legacy SLP Interest (defined below).

Financial Overview

Financial highlights

•Net cash provided by operating activities totaled $1.1 billion and $960.1 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by operating activities is the closest comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $999.0 million and $844.1 million for the six months ended June 30, 2021 and 2020, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $917.2 million and $774.1 million for the six months ended June 30, 2021 and 2020, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $838.0 million and $666.5 million for the six months ended June 30, 2021 and 2020, respectively.

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

2.     The second minority interest is attributable to the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interests”) held by RPI EPA Holdings, LP (“EPA Holdings”), an affiliate of the Manager. Income will not be allocated to this non-controlling interest until certain conditions are met, which we do not expect to occur for several years.

3.     The third minority interest is attributable to the RP Holdings Class B Interests held indirectly by the Continuing Investors Partnerships, which represent an approximate 30% ownership interest in RP Holdings as of June 30, 2021 and are exchangeable for our Class A ordinary shares. The value of this non-controlling interest will decline over time if the investors who indirectly own the RP Holdings Class B Interests exchange those shares for our Class A ordinary shares. During the three and six months ended June 30, 2021, 34,089 thousand and 38,810 thousand RP Holdings Class B Interests were exchanged for our Class A shares, respectively.

4.     The fourth minority interest is attributable to a de minimis interest in RPCT held by RPSFT as a result of a 2011 reorganization transaction. The value of this non-controlling interest will decline over time as the assets in RPCT expire and is expected to be substantially eliminated by the end of 2022.

The fourth non-controlling interest related to ownership in RPCT held by RPSFT, is the only non-controlling interest that existed prior to the Exchange Offer Transactions. The non-controlling interest related to the Legacy Investors Partnerships’ 18% ownership interest in Old RPI is reflected in our financial statements from and after the Exchange Date. The other two non-controlling interests are reflected in our financial statements from and after the date of our IPO. All of the results of operations of RP Holdings, Old RPI and RPCT are consolidated into our financial statements.

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

We recognize interest income related to our financial royalty assets. Royalty revenue relates solely to revenue from our DPP-IV patent estate for which the patent rights have been licensed to various counterparties. For the three and six months ended June 30, 2021 and 2020, the royalty payors accounting for 10% or more of our total income and other revenues in any one period are shown in the table below:

		Three Months Ended June 30,		Six Months Ended June 30,
Royalty payor	Royalty asset	2021	2020	2021	2020
Vertex	Cystic fibrosis franchise	33%	29%	33%	29%
AbbVie	Imbruvica	17%	19%	17%	19%
Gilead	HIV franchise, Letairis, Trodelvy (1)	5%	14%	8%	15%
Biogen	Tysabri	9%	11%	9%	11%
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

During the three and six months ended June 30, 2021 and 2020, R&D funding expense incurred primarily related to ongoing development stage funding payments under our co-funding agreement with Sanofi.

General and administrative expenses

General and administrative (“G&A”) expenses primarily include Operating and Personnel Payments (defined below), legal expenses, other expenses for professional services and share-based compensation.

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

As the Legacy Investors Partnerships no longer participates in investment opportunities, the value of the Legacy SLP Interest is expected to decline over time. Our equity method investee, the Legacy Investors Partnerships, also owns a non-controlling interest in Old RPI.

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

In March 2017, we entered into an agreement with BAv Financing II, LP (“Avillion II”, or, together with Avillion I, the “Avillion Entities”), amended in December 2019, to invest approximately $19.0 million to fund approximately 50% of the costs of a Phase 2 clinical trial for the use of Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck KGaA Asset”) for the treatment of psoriasis in exchange for certain milestone and royalty payments. Development for the Merck KGaA Asset ceased during the three months ended June 30, 2020 and we do not expect to record significant earnings or losses in the future related to this investment.

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

Other (income)/expense, net

Other (income)/expense, net primarily includes the change in fair market value of our equity securities, the unrealized gains or losses on our available for sale debt securities, including related forwards and derivatives. Other (income)/expense, net also includes losses on extinguishment of debt and interest income.

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

As of and following the Exchange Date, the net income attributable to non-controlling interest also includes Legacy Investors Partnerships’ approximately 18% share of earnings in Old RPI. As the Legacy Investors Partnerships no longer participate in investment opportunities, the related net income attributable to this non-controlling interest is expected to decline over time.

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

Results of Operations

For the three and six months ended June 30, 2021 and 2020

The comparison of our historical results of operations for the three and six months ended June 30, 2021 and 2020 is as follows:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Income and other revenues:
Income from financial royalty assets	$503,414	$474,177	$29,237	6.2%	$1,033,039	$937,021	$96,018	10.2%
Revenue from intangible royalty assets	40,127	33,445	6,682	20.0%	76,188	68,428	7,760	11.3%
Other royalty income	11,422	3,310	8,112	245.1%	18,763	6,362	12,401	194.9%
Total income and other revenues	554,963	510,932	44,031	8.6%	1,127,990	1,011,811	116,179	11.5%
Operating expenses:
Provision for changes in expected cash flows from financial royalty assets	(243,762)	47,278	(291,040)	(615.6)%	48,499	135,290	(86,791)	(64.2)%
Research and development funding expense	3,122	5,776	(2,654)	(45.9)%	5,763	13,415	(7,652)	(57.0)%
Amortization of intangible royalty assets	5,733	5,733	—	—%	11,404	11,466	(62)	(0.5)%
General and administrative expenses	44,921	42,799	2,122	5.0%	88,077	80,864	7,213	8.9%
Total operating (income)/expense, net	(189,986)	101,586	(291,572)	(287.0)%	153,743	241,035	(87,292)	(36.2)%
Operating income	744,949	409,346	335,603	82.0%	974,247	770,776	203,471	26.4%
Other (income)/expense:
Equity in earnings of non-consolidated affiliates	(17,701)	(29,292)	11,591	(39.6)%	(15,783)	(20,218)	4,435	(21.9)%
Interest expense	37,426	34,189	3,237	9.5%	74,841	87,773	(12,932)	(14.7)%
Other income, net	(81,531)	(197,527)	115,996	(58.7)%	(50,545)	(7,851)	(42,694)	543.8%
Total other (income)/expense, net	(61,806)	(192,630)	130,824	(67.9)%	8,513	59,704	(51,191)	(85.7)%
Consolidated net income	806,755	601,976	204,779	34.0%	965,734	711,072	254,662	35.8%
Net income attributable to non-controlling interest	365,979	159,902	206,077	128.9%	455,839	197,758	258,081	130.5%
Net income attributable to controlling interest	$440,776	$442,074	$(1,298)	(0.3)%	$509,895	$513,314	$(3,419)	(0.7)%

Total income and revenues

Income from financial royalty assets

Income from financial royalty assets by product for our top products for the three and six months ended June 30, 2021 and 2020 is as follows, in order of contribution to income for the six months ended June 30, 2021:

(in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cystic fibrosis franchise	$185,597	$149,013	$36,584	24.6%	$370,413	$289,044	$81,369	28.2%
Imbruvica	96,315	97,228	(913)	(0.9)%	195,430	195,467	(37)	—%
Tysabri	50,650	53,955	(3,305)	(6.1)%	101,749	110,230	(8,481)	(7.7)%
HIV franchise	18,255	63,726	(45,471)	(71.4)%	67,802	129,502	(61,700)	(47.6)%
Xtandi	25,738	25,849	(111)	(0.4)%	52,718	49,236	3,482	7.1%
Tazverik	17,619	9,619	8,000	83.2%	37,956	16,552	21,404	129.3%
Other	109,240	74,787	34,453	46.1%	206,971	146,990	59,981	40.8%
Total income from financial royalty assets	$503,414	$474,177	$29,237	6.2%	$1,033,039	$937,021	$96,018	10.2%

Three months ended June 30, 2021 and 2020

Income from financial royalty assets increased by $29.2 million, or 6.2%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily driven by additional interest income attributable to the residual royalty interest in the cystic fibrosis franchise that we acquired in October 2020. Additionally, we recorded $38.2 million in income in the three months ended June 30, 2021 related to new assets acquired subsequent to the three months ended June 30, 2020, primarily Evrysdi, Cabomeytx/Cometriq and Orladeyo. The increase was partially offset by declines from the HIV franchise, reflecting the loss of exclusivity of Truvada and Atripla in the United States in October 2020.

Six Months Ended June 30, 2021 and 2020

Income from financial royalty assets increased by $96.0 million, or 10.2%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by strong performance from the cystic fibrosis franchise. Additionally, we recorded $58.2 million of income from financial royalty assets in the six months ended June 30, 2021 related to new assets acquired subsequent to the six months ended June 30, 2020, primarily Evrysdi, Cabomeytx/Cometriq and Orladeyo. The increase was partially offset by declines from the HIV franchise and from maturing assets, such as Lyrica.

Other royalty income

Three months ended June 30, 2021 and 2020

Other royalty income increased by $8.1 million, or 245.1%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily related to income from Trodelvy, which arose from our R&D funding agreement with Immunomedics in 2018 and which was approved by the FDA in the three months ended June 30, 2020 and Letairis, a financial royalty asset that was fully amortized by June 30, 2021, but for which we still expect minimal residual royalty income.

Six Months Ended June 30, 2021 and 2020

Other royalty income increased by $12.4 million, or 194.9%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily related to income from Trodelvy and Letairis.

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
As the former activity is a combination of income and expense items, the provision breakdown by product, exclusive of the provision for current expected credit losses, is as follows, based on the largest contributors to each period’s income or expense:

(in thousands)	Three Months Ended June 30,		Three Months Ended June 30,

Product	2021	Product	2020
Tysabri	$(114,354)	Cystic fibrosis franchise	$98,381
Xtandi	(101,172)	Soliqua	29,491
Cystic fibrosis franchise	(53,092)	Crysvita	9,764
Lexiscan	(34,286)	Xtandi	(11,188)
Imbruvica	46,378	Tysabri	(94,842)
Other	13,473	Other	(11,053)
Total provision, exclusive of provision for credit losses	(243,053)	Total provision, exclusive of provision for credit losses	20,553
Provision for current expected credit losses	(709)	Provision for current expected credit losses	26,725
Total provision	$(243,762)	Total provision	$47,278

(in thousands)	Six Months Ended June 30,		Six Months Ended June 30,

Product	2021	Product	2020
Imbruvica	$109,792	Cystic fibrosis franchise	$98,381
Tazverik	61,391	Crysvita	44,263
Emgality	55,253	Imbruvica	31,543
Xtandi	(58,320)	Tysabri	(37,437)
Tysabri	(112,720)	Xtandi	(113,219)
Other	(42,129)	Other	3,076
Total provision, exclusive of provision for credit losses	13,267	Total provision, exclusive of provision for credit losses	26,607
Provision for current expected credit losses	35,232	Provision for current expected credit losses	108,683
Total provision	$48,499	Total provision	$135,290
Three months ended June 30, 2021 and 2020

In the three months ended June 30, 2021, we recorded provision income of $243.8 million, of which $243.1 million and $0.7 million related to provision income for changes in expected cash flows and current expected credit losses, respectively. We recorded provision income primarily due to significant increases in sell-side equity research analysts’ consensus forecasts for Tysabri, Xtandi and the cystic fibrosis franchise. Offsetting the provision income was provision expense related to Imbruvica, primarily due to declines in sell-side equity research analysts’ consensus forecasts.

In the three months ended June 30, 2020, we recorded provision expense of $47.3 million, of which $20.6 million and $26.7 million related to provision expense for changes in expected cash flows and current expected credit losses, respectively. We recorded provision expense for the cystic fibrosis franchise and Soliqua, primarily due to declines in sell-side equity research analysts’ consensus forecasts. Offsetting the provision expense was a significant increase in consensus forecasts for Tysabri. During the three months ended June 30, 2020, the provision expense for current expected credit losses was primarily driven by increases to our portfolio of financial royalty assets, including the final $110.0 million tranche of Tazverik for the remainder of the royalty upon FDA approval.

Six Months Ended June 30, 2021 and 2020

In the six months ended June 30, 2021, we recorded provision expense of $48.5 million, of which $13.3 million and $35.2 million related to provision expense for changes in expected cash flows and current expected credit losses, respectively. We recorded provision expense for Imbruvica, primarily due to declines in sell-side equity research analysts’ consensus forecasts, and for Tazverik as a result of a slower than expected product launch. Offsetting the provision expense was provision income from a significant increase in sell-side equity research analysts’ consensus forecasts for Tysabri and Xtandi. During the six months ended June 30, 2021, the provision expense for current expected credit losses was primarily driven by increases to our portfolio of financial royalty assets, including the incremental $100.0 million financial royalty asset related to the start of the oral zavegepant Phase 3 program and a new royalty interest in Cabometyx/Cometriq.

In the six months ended June 30, 2020, we recorded provision expense of $135.3 million, of which $26.6 million and $108.7 million related to provision expense for changes in expected cash flows and current expected credit losses, respectively. We recorded provision expenses for the cystic fibrosis franchise, Crysvita and Imbruvica, primarily due to declines in sell-side equity research analysts’ consensus forecasts. Offsetting the provision expense was provision income from an increase in sell-side equity research analysts’ consensus forecasts for Xtandi and Tysabri. During the six months ended June 30, 2020, we recognized a provision expense for current expected credit losses, primarily driven by increases to our portfolio of financial royalty assets, including the final two $110.0 million tranches of Tazverik for the remainder of the royalty upon FDA approval.

R&D funding expense

Three months ended June 30, 2021 and 2020

R&D funding expense declined by $2.7 million, or 45.9%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to our co-funding agreement with Sanofi approaching completion.

Six Months Ended June 30, 2021 and 2020

R&D funding expense declined by $7.7 million, or 57.0%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to lower funding requirements under our co-funding agreement with Sanofi.

G&A expenses

Three months ended June 30, 2021 and 2020

G&A expenses were relatively flat in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020

G&A expenses were relatively flat in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Equity in earnings of non-consolidated affiliates

Three months ended June 30, 2021 and 2020

Equity in earnings of non-consolidated affiliates decreased $11.6 million, or 39.6%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Equity in earnings from the Legacy SLP Interest was $25.6 million and $20.2 million, in the three months ended June 30, 2021 and 2020, respectively. The increase in equity in earnings of the Legacy SLP Interest was primarily driven by higher net income attributable to Old RPI.

We recognized equity in losses from the Avillion entities of $7.9 million in the three months ended June 30, 2021 as compared to equity in earnings of $9.1 million in the three months ended June 30, 2020. The equity in earnings we recognized from the Avillion entities during the three months ended June 30, 2020 was primarily driven by a gain related to the cessation of the Phase 2 clinical trial for the Merck KGaA Asset, which triggered a distribution in the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020

Equity in earnings of non-consolidated affiliates decreased $4.4 million, or 21.9%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Equity in earnings from the Legacy SLP Interest was $30.8 million and $23.4 million in the six months ended June 30, 2021 and 2020, respectively. The increase in equity in earnings of the Legacy SLP Interest reflects a partial period of equity in earnings subsequent to the Exchange Date in the six months ended June 30, 2020.

Equity in losses of the Avillion Entities was $15.0 million and $3.2 million for the six months ended June 30, 2021 and 2020, respectively. In the six months ended June 30, 2020, the equity in losses was smaller due to a gain we recognized related to the cessation of the clinical trial for the Merck KGaA Asset.
Interest expense

Three months ended June 30, 2021 and 2020

Interest expense was relatively flat in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020

Interest expense decreased by $12.9 million, or 14.7%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a lower weighted average interest rate on the $6.0 billion senior unsecured notes issued in September 2020 (the “Notes”) compared to the weighted average interest rate on the senior secured credit facilities that were in place during the six months ended June 30, 2020.

Refer to the “Liquidity and Capital Resources” section for additional discussion of the Notes and our debt refinancings in 2020.

Other income, net

Three months ended June 30, 2021 and 2020

Other income, net of $81.5 million in the three months ended June 30, 2021, was primarily comprised of gains on equity securities of $55.5 million driven by a net increase in the share price of our investees. During the three months ended June 30, 2021, we sold all of our Cytokinetics common stock and a portion of our Biohaven common stock. We also recognized interest income of $14.0 million, primarily related to our Series A Biohaven Preferred Shares, a gain of $14.0 million related to the unrealized change in fair value of the Series B Biohaven Preferred Shares, Series B Forwards and Development Funding Bond Forward recorded as Available for sale debt securities for which there were no comparable activities in the prior year period.

Other income, net was $197.5 million in the three months ended June 30, 2020, primarily comprised of gains on equity securities of $193.9 million driven by increased share prices of our investees.

Six Months Ended June 30, 2021 and 2020

Other income, net was $50.5 million in the six months ended June 30, 2021, primarily comprised of interest income of $30.6 million related to our Series A Biohaven Preferred Shares for which there was no comparable activity in the prior year period. We also recognized a gain of $23.1 million related to the unrealized change in fair value of the Series B Biohaven Preferred Shares, Series B Forwards and Development Funding Bond Forward recorded as Available for sale debt securities for which there were no comparable activities in the prior period.

Other income, net was $7.9 million in the six months ended June 30, 2020, primarily comprised of gains on equity securities of $40.7 million, driven by increased share prices of our investees, offset by losses on derivative financial instruments of $32.8 million primarily related to losses on our interest rate swaps due to adverse movements in the LIBOR curve prior to the termination of interest rate swaps in February 2020 and a decrease in fair value of our Epizyme warrant.

Net income attributable to non-controlling interest

Three months ended June 30, 2021 and 2020

Net income attributable to the Legacy Investors Partnerships, which arose in February 2020 in connection with the Exchange Offer Transactions, was $133.7 million in the three months ended June 30, 2021, an increase of $26.0 million, compared to the three months ended June 30, 2020 primarily driven by higher net income attributable to Old RPI.

Net income attributable to the Continuing Investors Partnerships, which arose in connection with the IPO, was $213.0 million and $31.6 million in the three months ended June 30, 2021 and 2020, respectively. Net income attributable to the Continuing Investors Partnerships was lower in the three months ended June 30, 2020 as it reflected a partial period.

Net income attributable to RPSFT was $19.3 million and $20.6 million in the three months ended June 30, 2021 and 2020, respectively. We expect net income attributable to RPSFT to continue to decline as the assets held by RPCT mature.

Six Months Ended June 30, 2021 and 2020

Net income attributable to the Legacy Investors Partnerships was $170.0 million and $120.6 million in the six months ended June 30, 2021 and 2020, respectively. Net income attributable to the Legacy Investors Partnerships was lower in the six months ended June 30, 2020 as it reflected a partial period.

Net income attributable to the Continuing Investors Partnerships was $251.5 million and $31.6 million, in the six months ended June 30, 2021 and 2020, respectively. Net income attributable to the Continuing Investors Partnerships was lower in the six months ended June 30, 2020 as it reflected a partial period.

Net income attributable to RPSFT was $34.3 million and $45.6 million in the six months ended June 30, 2021 and 2020, respectively.

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

In April 2021, Vertex announced EC approval for Kaftrio in combination with Ivacaftor for the treatment of patients with cystic fibrosis ages 12 and older who have at least one F508del mutation.

In June 2021, Vertex announced that the FDA approved Trikafta for the treatment of children with cystic fibrosis ages 6 to 11 who have at least one F508del mutation or have certain mutations that are responsive to Trikafta based on in vitro data. Vertex has also filed a regulatory submission for the use of Kaftrio in children ages 6 to 11 to the European Medicines Agency (EMA).

•Tysabri. In June 2020, Biogen submitted a supplemental Biologics License Application (sBLA) for a subcutaneous formulation of Tysabri to the FDA. This followed a regulatory submission for a subcutaneous formulation of Tysabri to the EMA in March 2020. In April 2021 Biogen announced that the EC granted marketing authorization for a subcutaneous injection of Tysabri to treat relapsing-remitting multiple sclerosis. Biogen also announced that it had received a Complete Response Letter (CRL) from the FDA for its sBLA for subcutaneous Tysabri. The CRL indicates that the FDA is unable to approve Biogen’s filing as submitted. Biogen announced that it is evaluating the CRL and will determine next steps in the United States.

In August 2021, Biogen announced results from Phase 3b NOVA study evaluation every six-week dosing with Tysabri IV administration in relapsing-remitting multiple sclerosis. Results show that every six-week Tysabri IV administration provides a high level of efficacy in controlling multiple sclerosis disease activity in patients who switched from the approved every four-week dosing regimen.

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

In June 2021, Phase 3 GLOW study results were announced for Imbruvica in combination with Venetoclax for the treatment of first-line CLL and SLL demonstrated superior progression-free survival versus chlorambucil plus obinutuzumab as a first-line treatment of CLL. The study also showed improved duration of remission and significantly improved depth of remission. AbbVie has indicated that approval could occur in 2022.

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

In September 2020, Gilead and Immunomedics announced that Gilead would acquire Immunomedics for approximately $21 billion in cash and the transaction closed in October 2020. In 2018, we entered into a partnership with Immunomedics whereby we acquired a tiered sales-based royalty on Trodelvy for $175.0 million and acquired 4,373,178 shares of Immunomedics common stock for $75.0 million. Gilead’s acquisition of Immunomedics closed in October 2020, resulting in gross cash proceeds upon redemption of our Immunomedics common stock of approximately $385 million.

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

In March 2021, Gilead announced that the EMA had validated the marketing authorization application (MAA) filing for Trodelvy for the treatment of adult patients with unresectable locally advanced or metastatic TNBC who have received at least two prior therapies, including at least one prior therapy for locally advanced or metastatic disease. The MAA is under accelerated review by the EMA and Gilead has indicated that approval may occur as early as the second half of 2021.

In April 2021, Gilead announced the FDA granted full approval to Trodelvy for adult patients with unresectable locally advanced or metastatic TNBC who have received two or more prior systemic therapies, at least one of them for metastatic disease. The approval is supported by data from the Phase 3 ASCENT study.

In April 2021, Gilead announced that the FDA granted an accelerated approval of Trodelvy for use in adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-containing chemotherapy and either a programmed death receptor-1 (PD-1) or a programmed death-ligand 1 (PD-L1) inhibitor. The accelerated approval was based on data from the international Phase 2, single-arm TROPHY study.

In June 2021, Gilead announced superior outcomes to standard of care in second-line treatment of metastatic triple-negative breast cancer in Phase 3 ASCENT study. Trodelvy more than doubled overall survival as second-line treatment in new ASCENT subgroup analysis.

•Nurtec ODT. In February 2020, Biohaven announced that the FDA approved Nurtec ODT for the acute treatment of migraine in adults. The U.S. FDA approval of Nurtec ODT triggered a redemption provision related to our investment in the Series A Biohaven Preferred Shares, which entitles us to receive a fixed payment amount of $250.0 million payable in equal quarterly payments from March 31, 2021 through December 31, 2024.

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

In May 2021, Biohaven announced that the FDA approved Nurtec ODT for the preventative treatment of migraine, indicated for adult patients with episodic migraine who experience less than 15 headache days per month.

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

In June 2021, Evrysdi was approved in Japan for the treatment of SMA.

•Orladeyo. In December 2020, BioCryst announced that Orladeyo was approved by the FDA for prophylaxis to prevent attacks of hereditary angioedema (HAE) in patients ages 12 years and older.

In January 2021, Orladeyo was approved in Japan, becoming the first and only prophylactic HAE medication approved in the region.

In April 2021, BioCryst announced that the EC approved Orladeyo for the prevention of recurrent hereditary angioedema attacks in HAE patients 12 years and older.

In April 2021, BioCryst announced approval of Japanese National Health Insurance System price listing of Orladeyo for prophylactic treatment of hereditary angioedema.

•Cabometyx. In January 2021, Exelixis announced that the FDA approved Cabometyx for patients with advanced renal cell carcinoma (RCC) as a first-line treatment in combination with Bristol Myers Squibb’s Opdivo. The approval was based on the Phase 3 CheckMate -9ER trial, in which the combination of Cabometyx and Opdivo significantly improved overall survival while doubling progression-free survival and objective response rate versus sunitinib as a first-line treatment for patients with advanced RCC.

In March 2021, Ipsen announced that the EC approved the combination of Cabometyx and Opdivo for the first-line treatment of advanced RCC.

In May 2021, Exelixis announced results from cohort six of COSMIC-021, a Phase 1b trial evaluating Cabometyx in combination with atezolizumab in patients with locally advanced or metastatic solid tumors, including patients with metastatic castration-resistant prostate cancer (CRPC). In high-risk patients, the combination of Cabometyx and atezolizumab resulted in objective response rates of 27% and 18% per investigator assessment and Blinded Independent Radiology Committee, respectively. Exelixis announced that it intends to discuss the results with the FDA to determine next steps towards regulatory submission for patients with high-risk metastatic CRPC.

In June 2021, Exelixis and Ipsen announced that COSMIC-312, a Phase 3 trial evaluating Cabometyx in combination with atezolizumab versus sorafenib in patients with previously untreated advanced hepatocellular carcinoma (HCC). The trial met one of its primary endpoints by demonstrating significant improvement in progression-free survival (PFS) at the planned primary analysis. However, a prespecified interim analysis was not statistically significant for the second primary endpoint of overall survival (OS). Based on the preliminary OS data, Exelixis anticipates that the probability of reaching statistical significance at the time of the final analysis is low. The final OS analysis is anticipated in early 2022. Exelixis announced that it plans to present these results at a future medical meeting and discuss the results with FDA to determine next steps towards a potential regulatory submission for the combination regimen for patients with previously untreated advanced HCC.

In August 2021, Exelixis announced that the FDA accepted for priority review the sNDA for Cabometyx for patients with previously treated radioactive iodine-refractory differentiated thyroid cancer with a PDUFA action date of December 4, 2021.

Development-Stage Product Candidates

•Oxlumo. In July 2021, Alnylam announced results from ILLUMINATE-C, a phase 3 open-label study of lumasiran in patients of all ages with advanced primary hyperoxaluria type 1 (PH1) associated with progressive decline in renal function. Results from the primary analysis at six months demonstrated a substantial reduction in plasma oxalate from baseline in patients (n=21) with advanced disease, including those on hemodialysis. The safety and tolerability profile of lumasiran following six months of treatment was encouraging across all ages, with no drug related serious adverse events (SAEs) and injection site reactions (ISRs) as the most common adverse event (AE). Based on these results, Alnylam announced that it plans to submit a sNDA for lumasiran with the FDA and a Type II Variation with the EMA in late 2021.

•Zavegepant. In October 2020, Biohaven began a one-year long-term safety trial of zavegepant. Biohaven expects a potential NDA filing by end of 2021 if the pivotal acute trial proves to be positive.

In March 2021, Biohaven announced that it enrolled the first patient in a Phase 2/3 clinical trial of oral zavegepant for the preventive treatment of migraine. Accordingly, per the agreement with Biohaven announced in August 2020, Royalty Pharma paid $100 million to Biohaven for the achievement of this milestone, bringing the total zavegepant funding to $250 million.

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

In the second quarter of 2021, Cytokinetics announced that it has engaged with the FDA in both a Type C meeting and a pre-NDA meeting to inform its plans to submit NDA for omecamtiv mecarbil in the second half of 2021. The submission will be based on GALACTIC-HF which demonstrated a positive effect on the primary composite endpoint of cardiovascular death or heart failure events in patients with heart failure and reduced ejection fraction who were receiving standard of care plus omecamtiv mecarbil.

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

Adjusted EBITDA and Adjusted Cash Flow are similar non-GAAP liquidity measures that are both most closely comparable to the GAAP measure, Net cash provided by operating activities. Adjusted EBITDA is important to our lenders and is defined under the Credit Agreement as Adjusted Cash Receipts less Payments for operating and professional costs. Payments for operating and professional costs are comprised of Payments for operating and professional costs and Payments for rebates from the Statement of Cash Flows.

Adjusted Cash Flow is defined as Adjusted EBITDA less (1) Ongoing development-stage funding payments, (2) Interest paid, net of interest received, (3) Other (including Derivative collateral posted, net of Derivative collateral received and Termination payments on derivative instruments) and (4) Investments in non-consolidated affiliates, and plus (1) Contributions from non-controlling interest- R&D, all directly reconcilable to the Statement of Cash Flows.

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

The table below includes the royalty receipts and non-GAAP financial results for the three and six months ended June 30, 2021 and 2020 by product in order of contribution to income for the three months ended June 30, 2021.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Six-Months Year-to-date Change
	2021	2020	2021	2020	$	%
Products
Cystic fibrosis franchise (1)	$156,023	$136,119	$322,832	$235,522	$87,310	37.1%
Tysabri	92,070	92,517	178,991	176,324	2,667	1.5%
Imbruvica	87,289	81,513	176,424	159,222	17,202	10.8%
Januvia, Janumet, Other DPP-IVs (2)	39,438	34,859	75,200	69,647	5,553	8.0%
Xtandi	35,767	34,131	76,812	68,908	7,904	11.5%
Promacta	32,341	26,653	76,466	62,401	14,065	22.5%
HIV franchise (3)	28,623	64,692	75,123	148,579	(73,456)	(49.4)%
Nurtec ODT/Biohaven payment (4)	16,721	—	33,222	—	33,222	—%
Cabometyx/Cometriq	10,129	—	10,129	—	10,129	—%
Farxiga/Onglyza	9,113	8,257	17,675	8,257	9,418	114.1%
Prevymis	8,772	6,413	17,402	6,413	10,989	171.4%
Crysvita	3,929	2,620	7,516	2,620	4,896	186.9%
Emgality	3,550	2,236	6,814	4,213	2,601	61.7%
Erleada	3,116	1,772	6,220	3,210	3,010	93.8%
Trodelvy	2,992	—	5,597	—	5,597	—%
Evrysdi	2,971	—	4,648	—	4,648	—%
IDHIFA	2,602	—	5,489	—	5,489	—%
Orladeyo	957	—	969	—	969	—%
Tazverik	743	96	1,207	96	1,111	1157.3%
Other products (5)	50,534	93,100	138,422	183,210	(44,788)	(24.4)%
Total royalty receipts	$587,680	$584,978	$1,237,158	$1,128,622	$108,536	9.6%
Distributions to non-controlling interest	(112,476)	(123,159)	(238,197)	(284,546)	46,349	(16.3)%
Adjusted Cash Receipts (non-GAAP)	$475,204	$461,819	$998,961	$844,076	$154,885	18.3%
Payments for operating and professional costs	(39,604)	(44,147)	(81,764)	(69,985)	(11,779)	16.8%
Adjusted EBITDA (non-GAAP)	$435,600	$417,672	$917,197	$774,091	$143,106	18.5%
Ongoing development-stage funding payments	$(3,122)	$(5,776)	$(5,763)	$(13,415)	$7,652	(57.0)%
Interest received/(paid), net	784	(30,967)	(62,168)	(79,834)	17,666	(22.1)%
Other	2,130	—	2,130	9,804	(7,674)	(78.3)%
Investments in non-consolidated affiliates	(8,713)	(16,120)	(17,427)	(29,262)	11,835	(40.4)%
Contributions from non-controlling interest- R&D	2,083	3,854	4,080	5,114	(1,034)	(20.2)%
Adjusted Cash Flow (non-GAAP)	$428,762	$368,663	$838,049	$666,498	$171,551	25.7%

Weighted average Class A ordinary shares outstanding - diluted	607,163	n/a	607,151	n/a

(1) The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2) Januvia, Janumet, Other DPP-IVs include the following approved products: Tradjenta, Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by Boehringer Ingelheim, AstraZeneca, Novartis and Takeda.
(3) The HIV franchise includes the following approved products: Atripla, Truvada, Emtriva, Complera, Stribild, Genvoya, Descovy, Odefsey, Symtuza and Biktarvy. Royalties are received on the emtricitabine portion of sales only.
(4) Includes royalty receipts for Nurtec of $1.1 million and $2.0 million for the three and six months ended June 30, 2021, respectively, and the redemption of the Series A Biohaven Preferred Shares of $15.6 million and $31.3 million (presented as Proceeds from available for sale debt securities on the Statement of Cash Flows) for the three and six months ended June 30, 2021, respectively.
(5) Other products primarily include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Letairis, Lyrica, Cimzia, Entyvio, Lexiscan, Mircera, Myozyme, Nesina, Priligy, Soliqua and a distribution from Avillion in respect of the Merck KGaA Asset, for which development ceased in 2020, and for which the receipt is presented as Distributions received from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows. Subsequent to the Exchange Offer Transactions, Other products also includes contributions from the Legacy SLP Interest.

Adjusted Cash Receipts (non-GAAP)

Six Months Ended June 30, 2021 and 2020

Adjusted Cash Receipts increased by $154.9 million to $999.0 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by an increase in royalty receipts from the cystic fibrosis franchise, including royalty receipts related to the residual interest in the cystic fibrosis franchise that we acquired in November 2020, fixed payments from Biohaven on the Series A Biohaven Preferred Shares and new assets acquired subsequent to the six months ended June 30, 2020. Offsetting the increase in royalty receipts is a decline in royalty receipts from the HIV franchise, due to loss of exclusivity for Truvada and Atripla, and a decline in royalty receipts from maturing assets, including Lyrica and Letairis. Additionally, we received a distribution of $21.3 million from Avillion II during the three months ended June 30, 2020 in connection with the cessation of the Merck KGaA Asset development for which there was no comparable activity in the six months ended June 30, 2021. The increase in Adjusted Cash Receipts is further driven by a decrease in distributions to non-controlling interest, primarily due to a non-recurring distribution to the Legacy Investors Partnerships in connection with the Exchange Offer Transactions that occurred in the three months ended March 31, 2020.

Below we discuss the key drivers of royalty receipts.

Royalty Receipts

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, all approved for patients with certain mutations causing cystic fibrosis, increased by $87.3 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was driven by a clawback adjustment related to Vertex’s agreement with the French Authorities around reimbursement for Orkambi that reduced royalty receipts in the three months ended March 31, 2020, as well as growth in sales for the overall cystic fibrosis franchise resulting from continued uptake of Trikafta in the United States and Kaftrio in Europe. Following our acquisition of the residual interest from the Cystic Fibrosis Foundation in the three months ended December 31, 2020, Royalty Pharma is entitled to all royalty receipts on annual worldwide net sales above $5.8 billion and received royalty receipts related to the residual interest in the cystic fibrosis franchise in the six months ended June 30, 2021.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $2.7 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by continued patient growth.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, increased by $17.2 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by continued penetration in patients with chronic lymphocytic leukemia, favorable pricing and partially offset by lower new patient starts due to the COVID-19 pandemic as well as the impact of a COVID-19 inventory stocking benefit in the six months ended June 30, 2020.

•Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs for type 2 diabetes, which includes Januvia and Janumet, both marketed by Merck, increased by $5.6 million in six months ended June 30, 2021 compared to the six months ended June 30, 2020.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $7.9 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, driven by demand across various prostate cancer indications.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia and aplastic anemia, increased by $14.1 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This growth was driven by increased use in immune thrombocytopenia and as first-line treatment for severe aplastic anemia in the United States.

•HIV franchise – Royalty receipts from the HIV franchise, which is based on products marketed by Gilead that contain emtricitabine, including Biktarvy, Genvoya and Truvada, among others, decreased by $73.5 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was driven by a decline in sales volumes of Truvada and Atripla following loss of exclusivity in the United States as well as seasonal trends given a COVID-19 inventory stocking benefit in the six months ended June 30, 2020.

•Cabometyx/Cometriq – Royalty receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, were $10.1 million in the six months ended June 30, 2021. We acquired the Cabometyx/Cometriq royalty in March 2021.

•Nurtec ODT – Royalty receipts from Nurtec ODT, marketed by Biohaven for the acute treatment of migraine, were $2.0 million in the six months ended June 30, 2021. In addition, as a result of the approval of Nurtec ODT in February 2020, Royalty Pharma received $31.3 million in fixed payments from Biohaven during the six months ended June 30, 2021 which represent the first two of 16 consecutive quarterly payments to be received from Biohaven relating to the Series A Biohaven Preferred Shares.

Distributions to Non-Controlling Interest

Distributions to non-controlling interest decreased by $46.3 million to $238.2 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, which positively impacted Adjusted Cash Receipts. The decrease in distributions to non-controlling interest is primarily due to a non-recurring distribution to the Legacy Investors Partnerships in connection with the Exchange Offer Transactions that occurred in the three months ended March 31, 2020.

Adjusted EBITDA (non-GAAP)

Six Months Ended June 30, 2021 and 2020

Adjusted EBITDA increased by $143.1 million to $917.2 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as a result of the factors noted above in “Adjusted Cash Receipts (Non-GAAP).” Payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, increased in 2021 as a result of higher costs for Operating and Personnel Payments under the terms of our Management Agreement offset by a decrease in non-recurring professional services fees, restructuring fees and refinancing fees incurred in the six months ended June 30, 2020 in connection with the Exchange Offer Transactions and the IPO.

Adjusted Cash Flow (non-GAAP)

Six Months Ended June 30, 2021 and 2020

Adjusted Cash Flow increased by $171.6 million to $838.0 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily for the same reasons noted above in “Adjusted Cash Receipts (Non-GAAP).” Further, the increase in Adjusted Cash Flow was also due to a $17.7 million decrease in net interest paid in the six months ended June 30, 2021 due to a lower weighted average interest rate on the $6.0 billion of Notes that were issued in September 2020 compared to the weighted average interest rate on the senior secured credit facilities that were in place during the six months ended June 30, 2020. The increase is further attributed to the lower ongoing development-stage funding requirements under our co-funding agreement with Sanofi and the lower funding requirements by the Avillion entities following the cessation of the Merck KGaA Asset development in 2020.

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

To arrive at Adjusted Cash Receipts, we start with the GAAP line item, Net cash provided by operating activities, and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments, (5) Payments for operating and professional costs, (6) Payments for rebates, and (7) Termination payments on derivative instruments, and to deduct (1) Distributions to non-controlling interest, which represents distributions to our historical non-controlling interest attributable to a de minimis interest in RPCT held by certain legacy investors and to a new non-controlling interest that was created as a result of the Exchange Offer Transactions in February 2020 related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI, and (2) Derivative collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or, Adjusted Cash Receipts.

To arrive at Adjusted EBITDA, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Interest paid, net of Interest received and (4) Development-stage funding payments and (5) Termination payments on derivative instruments, and to deduct (1) Distributions to non-controlling interest and (2) Derivative collateral posted or (received), net.

To arrive at Adjusted Cash Flow, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Upfront development-stage funding payments, and (4) Contributions from non-controlling interest- R&D, and to deduct (1) Distributions to non-controlling interest and (2) Investments in non-consolidated affiliates. This is intended to present an Adjusted Cash Flow measure that is representative of cash generated from the broader business strategy of acquiring royalty-generating assets that are available for reinvestment and for discretionary purposes.

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net cash provided by operating activities (GAAP)	$531,720	$489,004	$1,057,820	$960,108
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	—	31,250	—
Distributions from non-consolidated affiliates - investing (2)	523	15,084	523	15,084
Interest (received)/paid, net (2)	(784)	30,967	62,168	79,834
Ongoing development-stage funding payments (3)	3,122	5,776	5,763	13,415
Payments for operating and professional costs	39,604	44,147	81,764	69,985
Termination payments on derivative instruments	—	—	—	35,448
Distributions to non-controlling interest (2)	(112,476)	(123,159)	(238,197)	(284,546)
Derivative collateral received, net (2)	(2,130)	—	(2,130)	(45,252)
Adjusted Cash Receipts (non-GAAP)	$475,204	$461,819	$998,961	$844,076

Net cash provided by operating activities (GAAP)	$531,720	$489,004	$1,057,820	$960,108
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	—	31,250	—
Distributions from non-consolidated affiliates - investing (2)	523	15,084	523	15,084
Interest (received)/paid, net (2)	(784)	30,967	62,168	79,834
Ongoing development-stage funding payments (3)	3,122	5,776	5,763	13,415
Termination payments on derivative instruments	—	—	—	35,448
Distributions to non-controlling interest (2)	(112,476)	(123,159)	(238,197)	(284,546)
Derivative collateral received, net (2)	(2,130)	—	(2,130)	(45,252)
Adjusted EBITDA (non-GAAP)	$435,600	$417,672	$917,197	$774,091

Net cash provided by operating activities (GAAP)	$531,720	$489,004	$1,057,820	$960,108
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	—	31,250	—
Distributions from non-consolidated affiliates - investing (2)	523	15,084	523	15,084
Distributions to non-controlling interest (2)	(112,476)	(123,159)	(238,197)	(284,546)
Investments in non-consolidated affiliates (2), (4)	(8,713)	(16,120)	(17,427)	(29,262)
Contributions from non-controlling interests-R&D (2)	2,083	3,854	4,080	5,114
Adjusted Cash Flow (non-GAAP)	$428,762	$368,663	$838,049	$666,498

(1) Receipts from the redemption of our Series A Biohaven Preferred Shares are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows.
(2) The table below shows the line item for each adjustment and the direct location for such line item on the Statement of Cash Flows.

Reconciling adjustment	Statement of Cash Flows classification
Proceeds from available for sale debt securities	Investing activities
Investments in non-consolidated affiliates	Investing activities
Distributions to non-controlling interest	Financing activities
Interest (received)/paid, net	Operating activities (Interest paid less Interest received)
Derivative collateral received, net	Operating activities (Derivative collateral received less Derivative collateral posted)
Contributions from non-controlling interest- R&D	Financing activities
Distributions from non-consolidated affiliates - investing	Investing activities

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

For the six months ended June 30, 2021, we invested $706.9 million in royalties and related assets, including three new investments. While volatility exists in the quantum of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of royalty acquisition activity

•In June 2021, we announced a long-term strategic funding partnership with MorphoSys AG (“MorphoSys”) to support MorphoSys’ acquisition of Constellation Pharmaceuticals, Inc. (“Constellation”), which closed on July 15, 2021. We agreed to provide up to $2.025 billion of funding to MorphoSys, comprised of an upfront payment of $1.425 billion, additional milestone payments of up to $150 million, up to $350 million of capital (“Development Funding Bonds”), which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. MorphoSys is required to draw a minimum of $150 million of Development Funding Bonds. In connection with the closing of MorphoSys’ acquisition of Constellation, we purchased 1,337,552 ordinary shares of MorphoSys for $100 million at a price of €63.35 per ordinary share, based on the average trading price of the ordinary shares over a period preceding the closing of the acquisition.

•In April 2021, we acquired a royalty interest in Oxlumo (lumasiran) from Dicerna Pharmaceuticals, Inc. for an upfront cash payment of $180 million and up to $60 million in contingent sales-based milestone payments. Oxlumo, which has been approved by the FDA and EMA for the treatment of primary hyperoxaluria (PH) type 1, is marketed by Alnylam Pharmaceuticals, Inc.

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

Additionally, in April 2021, we entered into an agreement with MSCI Inc. (“MSCI”), a leading provider of critical decision support tools and services where we will assist MSCI to design a classification framework and index methodologies which will expand MSCI’s thematic index suite with the launch of new indexes. In return, we will receive a portion of MSCI’s revenues from those indexes. We do not expect the financial statement impact associated with this transaction to be material for the year ended December 31, 2021.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the six months ended June 30, 2021 and 2020, we generated $1.1 billion and $960.1 million, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and our Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In June 2020, we completed our IPO and received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. In September 2020, we refinanced our syndicated term loan facilities with $6.0 billion of Notes. Additionally, we entered into a five-year unsecured revolving credit facility which provides for borrowing capacity of up to $1.5 billion (the “Revolving Credit Facility”) in September 2020. The Revolving Credit Facility remains undrawn and available to us as of June 30, 2021. In July 2021, we issued an additional $1.3 billion of senior unsecured notes. Our ability to satisfy our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.

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

As of June 30, 2021 and December 31, 2020, we had total long-term debt outstanding of $5.8 billion and $5.8 billion, respectively. In February 2020, in connection with the Exchange Offer Transactions, we repaid our outstanding debt held by RPIFT in full and issued new long-term debt at RPI Intermediate FT. In September 2020, we repaid in full our senior secured credit facilities entered into in February 2020 using the proceeds of the Notes in addition to cash on hand.

Cash flows

The following table summarizes our cash flow activities:

(in thousands)	Six Months Ended June 30,
	2021	2020
Cash provided by (used in):
Operating activities	$1,057,820	$960,108
Investing activities	$(473,134)	$(1,006,720)
Financing activities	$(451,085)	$2,121,956

Analysis of Cash Flow Changes

Operating activities

Cash provided by operating activities increased by $97.7 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by an increase in cash collections from financial royalty assets of $90.6 million and a decrease of $18.9 million in interest paid, primarily due to a lower weighted average interest rate on the Notes compared to the weighted average interest rate on the senior secured credit facilities that were in place during the six months ended June 30, 2020. Partially offsetting the increase in royalty receipts was an $11.8 million increase in payments for operating and professional costs. The increase in operating and professional costs was primarily driven by higher Operating and Personnel Payments under the terms of our Management Agreement subsequent to our IPO, which was partially offset by lower professional costs associated with our IPO, refinancing and restructuring.

Investing activities

Cash used in investing activities decreased by $533.6 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily driven by a $508.6 million increase in the overall net cash provided by marketable securities and offset by a $109.1 million increase in cash used to acquire financial royalty assets. Additionally, in the six months ended June 30, 2021, we received $109.4 million of proceeds from the sale of all of our Cytokinetics common stock and a portion of our Biohaven common stock compared to our purchase of $50.0 million of equity securities in the six months ended June 30, 2020.

Financing activities

Cash used in financing activities in the six months ended June 30, 2021 was $451.1 million compared to cash provided by financing activities of $2.1 billion in the six months ended June 30, 2020. Cash used in financing activities in the six months ended June 30, 2021 was primarily comprised of distributions to non-controlling interest of $325.2 million and $138.6 million in dividends paid to shareholders. Cash provided by financing activities in the six months ended June 30, 2020 was primarily comprised of the proceeds from the issuance of Class A ordinary shares upon our initial public offering in June 2020 of $1.9 billion, net of offering costs paid and the repayment of our pro rata portion of RPIFT’s outstanding debt in February 2020 and subsequent debt issuance, which resulted in net proceeds of $869.6 million, for which there was no comparable activity in the six months ended June 30, 2021.

Sources of Capital

As of June 30, 2021, our cash and cash equivalents and marketable securities totaled $1.1 billion and $842.7 million, respectively. As of December 31, 2020, our cash and cash equivalents and marketable securities totaled $1.0 billion and $983.3 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of short-term marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

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

The indenture governing the Notes contains certain covenants which we were in compliance with as of June 30, 2021. We used the net proceeds from the Notes offering, together with available cash on hand, to repay in full the senior secured credit facilities.

Revolving Credit Facility

On September 18, 2020, RP Holdings, as borrower, entered into a five-year unsecured revolving credit facility which provides for borrowing capacity up to $1.5 billion for general corporate purposes. Our revolving credit agreement includes certain customary financial covenants with which we were in compliance as of June 30, 2021. The Revolving Credit Facility remains undrawn and available to us as of June 30, 2021.

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
We had the following indebtedness outstanding as of June 30, 2021 and December 31, 2020:

(in thousands)	Maturity	Interest rate	June 30, 2021	December 31, 2020
Senior Unsecured Notes:
Senior unsecured notes (issued at 99.322% of par)	9/2023	0.750%	$1,000,000	$1,000,000
Senior unsecured notes (issued at 98.875% of par)	9/2025	1.200%	1,000,000	1,000,000
Senior unsecured notes (issued at 98.284% of par)	9/2027	1.750%	1,000,000	1,000,000
Senior unsecured notes (issued at 97.760% of par)	9/2030	2.200%	1,000,000	1,000,000
Senior unsecured notes (issued at 95.556% of par)	9/2040	3.300%	1,000,000	1,000,000
Senior unsecured notes (issued at 95.306% of par)	9/2050	3.550%	1,000,000	1,000,000
Total senior secured debt			6,000,000	6,000,000
Unamortized debt discount and issuance costs			(174,441)	(183,416)
Total long-term debt			$5,825,559	$5,816,584
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

2021 Notes

On July 26, 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) comprised of $600.0 million principal amount of notes due September 2031 issued at 98.263% of par and $700.0 million principal amount of notes due September 2051 issued at 97.565% of par with a coupon rate of 2.15% and 3.35%, respectively. Interest on each series of the 2021 Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year, commencing on March 2, 2022. Our obligations under the 2021 Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. The par value and carrying value of the total outstanding and guaranteed Notes was $6.0 billion and $5.8 billion, respectively as of June 30, 2021.

The following financial information presents summarized combined balance sheet information as of June 30, 2021 and December 31, 2020, and summarized combined statement of comprehensive income information for the six months ended June 30, 2021 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of June 30, 2021 and December 31, 2020 or for the six months ended June 30, 2021.

Summarized Combined Balance Sheet	As of	As of
(in thousands)	June 30, 2021	December 31, 2020
Current assets	$48,338	$51,625
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	13,999	15,709
Non-current assets	3,950	4,558
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	1,731,393	2,101,656
Current liabilities	48,566	44,161
Current interest payables on intercompany notes due to Non-Guarantor Subsidiaries	13,999	15,709
Current intercompany payables due to Non-Guarantor Subsidiaries	—	1,182
Non-current liabilities	5,825,023	5,816,133
Non-current intercompany notes payable due to non-Guarantor Subsidiaries	1,731,393	2,101,656

Summarized Combined Statement of Comprehensive Income	For the six months ended June 30, 2021
(in thousands)
Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$24,555
Operating expenses	83,140
Interest expenses on intercompany notes payable with Non-Guarantor Subsidiaries	24,555
Other expenses	653
Net loss	83,793

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

Distributions to Shareholders/Unitholders

We paid dividends to holders of our Class A ordinary shares of $138.6 million in the six months ended June 30, 2021. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

We made distributions of $285.4 million to shareholders/unitholders in the six months ended June 30, 2020.

Commercial Launch Preferred Equity and Other Funding Arrangements

In June 2021, we announced a long-term strategic funding partnership with MorphoSys to support MorphoSys’ acquisition of Constellation, which closed on July 15, 2021. As part of the funding agreement, we agreed to provide MorphoSys up to $350 million of Development Funding Bonds, which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. MorphoSys is required to draw a minimum of $150 million. In return, we expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding.

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

We have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners and to provide additional capital related to our equity method investment in the Avillion entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital requirements which approximate $43.5 million as of June 30, 2021.

Debt service

As of June 30, 2021, the future principal and interest payments under our Notes over the next five years and thereafter are as follows:

(in thousands)	Principal Payments	Interest Payments
Year
Remainder of 2021	$—	$63,750
2022	—	127,500
2023	1,000,000	127,500
2024	—	120,000
2025	1,000,000	120,000
Thereafter	4,000,000	1,527,500
Total (1)	$6,000,000	$2,086,250
(1) Excludes unamortized debt discount and issuance costs of $174.4 million as of June 30, 2021, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. In the six months ended June 30, 2021, we made a $100.0 million payment to Biohaven related to a development milestone that was achieved upon the start of the oral zavegepant Phase 3 program.

We began purchasing the Series B Biohaven Preferred Shares in the three months ended March 31, 2021, and have a remaining commitment of $164.8 million under our Commercial Launch Preferred Equity as of June 30, 2021.

In connection with the closing of MorphoSys’ acquisition of Constellation on July 15, 2021, we made an upfront payment of $1.425 billion to MorphoSys and purchased 1,337,552 ordinary shares of MorphoSys for $100 million at a purchase price of €63.35 per ordinary share, based on the average trading price of the ordinary shares over a period preceding the closing of the acquisition. As part of the funding agreement, we also agreed to make additional milestone payments of up to $150 million and provide up to $350 million of Development Funding Bonds, which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. MorphoSys is required to draw a minimum of $150 million of Development Funding Bonds.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to certain risks which may affect our results of operations, cash flows and fair values of assets and liabilities, including volatility in foreign currency exchange rates and interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the nature of the marketable securities we hold. In order to manage our exposures, we follow established risk management policies and procedures, including the use of derivative financial instruments, such as swaps, rate locks and forwards. We do not enter into derivative instruments for trading or speculative purposes. The counterparties to these contracts are all major financial institutions.

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

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our investments in money market accounts, marketable securities, the majority of which bear a variable interest rate. As of June 30, 2021, we held cash and cash equivalents of $1.1 billion, of which $622.2 million was cash, $10.0 million was invested in certificates of deposit and $510.1 million was invested in interest-bearing money market funds. We also held $842.7 million in marketable securities as of June 30, 2021 invested in commercial paper and certificates of deposit.

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

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. Following the Notes issuance in September 2020, 100% of our outstanding debt became fixed with a total weighted average coupon rate of 2.125% as of June 30, 2021. In September 2020, we also entered into a five-year $1.5 billion Revolving Credit Facility with a variable interest rate that remained undrawn as of June 30, 2021. We are subject to interest rate fluctuation exposure related to the Revolving Credit Facility, if drawn. In connection with the Reorganization Transactions, we terminated all of our interest rate swaps and currently do not have in place any derivative hedging our debt.

We manage our exposure to interest rate volatility on future debt issuances by entering into treasury rate lock contracts to lock in the rate on the interest payments related to anticipated debt issuances. In June 2021, we executed treasury rate lock contracts with notional amounts totaling $600.0 million to fix the interest rate on a portion of the principal related to our senior unsecured notes issued in July 2021. The treasury lock contracts were terminated in July 2021, and the resulting net loss was recognized in earnings in the same period.

Credit and Counterparty Risk

We are exposed to credit risk related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our derivative financial instruments. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, AbbVie, Amgen, Bristol-Myers Squibb, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche/Genentech and Vertex. As of June 30, 2021 and December 31, 2020, Vertex was the marketer and payor making up the largest balance of our current portion of Financial royalty assets, net, accounting for 29% and 27%, respectively, as the marketer and payor of our royalties on the cystic fibrosis franchise. Refer to “—Understanding Our Results of Operations” within this MD&A for a discussion of the marketers or royalty payors accounting for 10% or more of our total income and other revenues for the periods ended June 30, 2021 and 2020.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements and to our derivative financial instruments so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of income or revenue on our royalty assets or on the settlement of our derivative financial instruments. If a counterparty becomes bankrupt, or otherwise fails to perform its obligations under a derivative financial instruments due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative financial instruments in a bankruptcy or other reorganization proceeding.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2021, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROYALTY PHARMA PLC
(Registrant)

Date: August 11, 2021	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: August 11, 2021	/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer