Form 10-Q
period 2021-09-30
Royalty Pharma plc
filed 2021-11-10
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 8, 2021, Royalty Pharma plc had 429,511,014 Class A ordinary shares outstanding and 177,663,223 Class B ordinary shares outstanding.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of September 30,	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$1,800,808	$1,008,680
Marketable securities	245,745	983,279
Financial royalty assets	579,746	587,193
Accrued royalty receivable	59,657	33,155
Available for sale debt securities	67,016	69,984
Other royalty income receivable	13,844	6,011
Other current assets	8,945	8,596
Total current assets	2,775,761	2,696,898

Financial royalty assets, net	14,014,116	12,368,084
Intangible royalty assets, net	11,466	28,666
Equity securities	264,765	298,689
Available for sale debt securities	188,684	163,016
Investments in non-consolidated affiliates	473,051	454,936
Other assets	4,515	9,997
Total assets	$17,732,358	$16,020,286

Liabilities and equity
Current liabilities
Distribution payable to non-controlling interest	$119,135	$126,366
Accounts payable and accrued expenses	9,187	10,775
Interest payable	16,733	42,146
Accrued purchase obligation	110,000	110,000
Other current liabilities	—	18,600
Total current liabilities	255,055	307,887

Long-term debt	7,090,669	5,816,584
Total liabilities	7,345,724	6,124,471
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; 429,511 and 388,135 issued and outstanding, respectively	43	39
Class B ordinary shares, $0.000001 par value; 177,663 and 218,976 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 50 issued and outstanding, respectively	63	63
Deferred shares, $0.000001 par value, 357,720 and 316,407 issued and outstanding, respectively	—	—
Additional paid-in capital	3,454,218	2,865,964
Retained earnings	2,320,878	1,920,635
Non-controlling interest	4,593,564	5,077,036
Accumulated other comprehensive income	20,553	34,395
Treasury interests	(2,685)	(2,317)
Total shareholders’ equity	10,386,634	9,895,815

Total liabilities and shareholders’ equity	$17,732,358	$16,020,286
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total income and revenues
Income from financial royalty assets	$505,832	$498,515	$1,538,871	$1,435,536
Revenue from intangible royalty assets	63,406	34,550	139,594	102,978
Other royalty income	16,535	5,334	35,298	11,696
Total income and other revenues	585,773	538,399	1,713,763	1,550,210

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	137,837	(33,792)	186,337	101,498
Research and development funding expense	90,500	5,096	96,263	18,510
Amortization of intangible assets	5,796	5,796	17,200	17,262
General and administrative expenses	48,588	50,732	136,665	131,596
Total operating expenses, net	282,721	27,832	436,465	268,866

Operating income	303,052	510,567	1,277,298	1,281,344

Other (income)/expense
Equity in earnings of non-consolidated affiliates	(2,749)	(13,743)	(18,532)	(33,961)
Interest expense	44,327	31,444	119,168	119,217
Losses on derivative financial instruments	16,972	7,088	21,436	39,886
Losses/(gains) on equity securities	19,289	(160,226)	17,980	(200,955)
Unrealized losses/(gains) on available for sale debt securities	14,885	—	(8,246)	—
Interest income	(12,261)	(1,587)	(42,896)	(7,169)
Other non-operating expense, net	793	23,337	858	29,000
Total other expense/(income), net	81,256	(113,687)	89,768	(53,982)
Consolidated net income before tax	221,796	624,254	1,187,530	1,335,326
Income tax expense	—	—	—	—
Consolidated net income	221,796	624,254	1,187,530	1,335,326

Net income attributable to non-controlling interest	119,867	333,622	575,706	531,380

Net income attributable to controlling interest	101,929	290,632	611,824	803,946

Other comprehensive income/(loss)
Reclassification of loss on interest rate swaps	—	—	—	4,066
Unrealized (losses)/gains on available for sale debt securities	(2,575)	7,571	8,574	67,245
Reclassification of unrealized gains on available for sale debt securities	(11,756)	—	(40,545)	—
Other comprehensive (loss)/income	(14,331)	7,571	(31,971)	71,311

Other comprehensive (loss)/income attributable to non-controlling interest	(6,000)	3,768	(14,112)	15,064
Other comprehensive (loss)/income attributable to controlling interest	(8,331)	3,803	(17,859)	56,247

Comprehensive income attributable to controlling interest	$93,598	$294,435	$593,965	$860,193

Earnings per Class A ordinary share (1):
Basic	$0.24	$0.79	$1.49	$0.88
Diluted	$0.24	$0.79	$1.49	$0.88
Weighted average Class A ordinary shares outstanding (1):
Basic	428,230	369,999	409,253	367,753
Diluted	607,174	370,002	607,152	367,756
(1) Prior year nine month figures represent earnings per Class A ordinary share and weighted average Class A ordinary shares outstanding for the period from June 16, 2020 through September 30, 2020, the period following our initial public offering (“IPO”). See Note 13–Earnings per Share.
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	427,006	$42	180,166	$—	50	$63	355,217	$—	$3,415,598	$2,291,966	$28,672	$4,671,686	$(2,662)	$10,405,365
Contributions	—	—	—	—	—	—	—	—	—	—	—	6,030	—	6,030
Distributions	—	—	—	—	—	—	—	—	—	—	—	(159,714)	—	(159,714)
Dividends ($0.17 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(73,017)	—	—	—	(73,017)
Other exchanges	2,503	1	(2,503)	—	—	—	2,503	—	38,115	—	212	(38,305)	(23)	—
Share based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	505	—	—	—	—	505
Net income	—	—	—	—	—	—	—	—	—	101,929	—	119,867	—	221,796
Other comprehensive income/(loss):
Unrealized losses on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(1,497)	(1,078)	—	(2,575)
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(6,834)	(4,922)	—	(11,756)
Balance at September 30, 2021	429,511	$43	177,663	$—	50	$63	357,720	$—	$3,454,218	$2,320,878	$20,553	$4,593,564	$(2,685)	$10,386,634

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2020	365,899	$37	241,207	$—	50	$63	294,176	$—	$2,557,237	$1,571,399	$30,515	$5,237,829	$(2,119)	$9,394,961
Contributions	—	—	—	—	—	—	—	—	—	—	—	2,105	—	2,105
Distributions	—	—	—	—	—	—	—	—	—	—	—	(175,348)	—	(175,348)
Dividends ($0.15 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(54,885)	—	—	—	(54,885)
Other exchanges	4,099	—	(4,099)	—	—	—	4,099	—	54,414	—	428	(54,806)	(36)	—
Share-based compensation and related issuances of Class A ordinary shares	4	—	—	—	—	—	—	—	848	—	—	—	—	848
IPO offering costs	—	—	—	—	—	—	—	—	(523)	—	—	(335)	—	(858)
Net income	—	—	—	—	—	—	—	—	—	290,632	—	333,622	—	624,254
Other comprehensive income:
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	3,803	3,768	—	7,571
Balance at September 30, 2020	370,002	$37	237,108	$—	50	$63	298,275	$—	$2,611,976	$1,807,146	$34,746	$5,346,835	$(2,155)	$9,798,648
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815
Contributions	—	—	—	—	—	—	—	—	—	—	—	20,803	—	20,803
Distributions	—	—	—	—	—	—	—	—	—	—	—	(475,901)	—	(475,901)
Dividends ($0.51 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(211,581)	—	—	—	(211,581)
Other exchanges	41,313	4	(41,313)	—	—	—	41,313	—	586,315	—	4,017	(589,968)	(368)	—
Share based compensation and related issuances of Class A ordinary shares	63	—	—	—	—	—	—	—	1,939	—	—	—	—	1,939
Net income	—	—	—	—	—	—	—	—	—	611,824	—	575,706	—	1,187,530
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	4,562	4,012	—	8,574
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(22,421)	(18,124)	—	(40,545)
Balance at September 30, 2021	429,511	$43	177,663	$—	50	$63	357,720	$—	$3,454,218	$2,320,878	$20,553	$4,593,564	$(2,685)	$10,386,634

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Shareholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	$3,282,516	$2,825,212	$2,093	$35,883	$(4,266)	$6,141,438
Contributions	—	—	—	—	—	—	—	—	—	307,646	—	—	1,142,424	—	1,450,070
Transfer of interests	—	—	—	—	—	—	—	—	—	(1,037,161)	—	—	1,037,161	—	—
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	—	—	—	—	—	—	—	(192,705)	—	—	—	(192,705)
Distributions	—	—	—	—	—	—	—	—	—	—	(313,408)	—	(551,624)	—	(865,032)
Initial share issuance upon registration of Royalty Pharma plc	—	—	—	—	50	63	—	—	—	—	—	—	—	—	63
Net income prior to IPO	—	—	—	—	—	—	—	—	—	—	479,842	—	145,043	—	624,885
Issuance of Class B ordinary shares to Continuing Investors Partnerships	—	—	535,383	1	—	—	—	—	—	—	—	—	—	—	1
Effect of exchange by Continuing Investors of Class B ordinary shares for Class A ordinary shares and reallocation of historical equity	294,176	30	(294,176)	(1)	—	—	294,176	—	1,402,762	(2,553,001)	(1,261,014)	(24,022)	2,433,098	2,147	(1)
Issuance of Class A ordinary shares sold in IPO, net of offering costs	71,652	7	—	—	—	—	—	—	1,150,212	—	—	—	758,255	—	1,908,474
Share-based compensation and related issuances of Class A ordinary shares	75	—	—	—	—	—	—	—	4,588	—	—	—	—	—	4,588
Other exchanges	4,099	—	(4,099)	—	—	—	4,099	—	54,414	—	—	428	(54,806)	(36)	—
Dividends ($0.15 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	—	(54,885)	—	—	—	(54,885)
Net income subsequent to IPO	—	—	—	—	—	—	—	—	—	—	324,104	—	386,337	—	710,441
Other comprehensive income:
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	52,181	15,064	—	67,245
Reclassification of loss on interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	4,066	—	—	4,066
Balance at September 30, 2020	370,002	$37	237,108	$—	50	$63	298,275	$—	$2,611,976	$—	$1,807,146	$34,746	$5,346,835	$(2,155)	$9,798,648

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Cash collections from financial royalty assets	$1,733,147	$1,549,211
Cash collections from intangible royalty assets	113,133	104,131
Other royalty cash collections	27,469	12,614
Distributions from non-consolidated affiliates	28,213	36,041
Interest received	3,004	7,476
Derivative collateral received	34,660	45,252
Derivative collateral posted	(34,660)	—
Termination payments on derivative instruments	(16,093)	(35,448)
Ongoing development-stage funding payments	(6,263)	(18,510)
Upfront development-stage funding payments	(90,000)	—
Payments for operating and professional costs	(135,272)	(129,382)
Interest paid	(129,759)	(102,429)
Net cash provided by operating activities	1,527,579	1,468,956

Cash flows from investing activities:
Distributions from non-consolidated affiliates	523	15,084
Investments in non-consolidated affiliates	(28,320)	(29,262)
Purchases of equity securities	(100,013)	(50,000)
Proceeds from equity securities	115,957	—
Purchases of available for sale debt securities	(52,755)	—
Proceeds from available for sale debt securities	46,875	—
Purchases of marketable securities	(755,668)	(1,095,259)
Proceeds from sales and maturities of marketable securities	1,493,135	609,604
Acquisitions of financial royalty assets	(2,019,768)	(1,377,085)
Milestone payments	(18,600)	—
Net cash used in investing activities	(1,318,634)	(1,926,918)

Cash flows from financing activities:
Distributions to shareholders/unitholders	—	(285,353)
Distributions to non-controlling interest	(363,624)	(400,893)
Distributions to non-controlling interest- other	(119,507)	(74,231)
Dividends to shareholders	(211,581)	(54,885)
Contributions from non-controlling interest- R&D	6,083	6,221
Contributions from non-controlling interest- other	11,524	29,985
Scheduled repayments of long-term debt	—	(94,200)
Repayments of long-term debt	—	(11,116,196)
Proceeds from issuance of long-term debt	1,272,533	11,891,030
Debt issuance costs and other	(12,245)	(46,564)
Proceeds from issuance of Class A ordinary shares upon IPO, net of offering costs	—	1,909,651
Net cash provided by financing activities	583,183	1,764,565
Net change in cash and cash equivalents	792,128	1,306,603
Cash and cash equivalents, beginning of period	1,008,680	246,199
Cash and cash equivalents, end of period	$1,800,808	$1,552,802
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
IPO

On June 18, 2020, we completed our IPO on the Nasdaq Global Select Market under the ticker symbol “RPRX”, in which we issued 89,334 thousand Class A ordinary shares at a price to the public of $28.00 per Class A ordinary share, of which 71,652 thousand and 17,682 thousand shares were offered by the Company and selling shareholders, respectively. We used the net proceeds from the IPO to acquire RP Holdings Class A Interests and, as a result, we own 100% of RP Holdings Class A Interests.

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

Following the consummation of our IPO in June 2020, two new non-controlling interests were created: (1) a non-controlling interest related to the Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of the RP Holdings Class B Interests, which amounted to approximately 29% as of September 30, 2021 and (2) a non-controlling interest related to RPI EPA Holdings, LP (“EPA Holdings”), an affiliate of the Manager through its ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). Income will not be allocated to the latter non-controlling interest until certain conditions are met, which we do not expect to occur for several years.

All intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations of credit risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, financial royalty assets and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances as of September 30, 2021 and December 31, 2020 were held with State Street and Bank of America. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, AbbVie, Bristol Myers Squibb, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche and Vertex. As of September 30, 2021 and December 31, 2020, Vertex was the marketer and payor making up the largest balance of our current portion of Financial royalty assets, net, accounting for 32% and 27%, respectively, as the marketer and payor of our royalties on the cystic fibrosis franchise.

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

3. Available for Sale Debt Securities

Series A Biohaven Preferred Shares

On April 5, 2019, RPIFT funded the purchase of 2,495 Series A Biohaven Preferred Shares from Biohaven Pharmaceutical Holding Company Ltd. (“Biohaven”) at a price of $50,100.00 per preferred share, for a total of $125.0 million (the “First Tranche”). The approval of Nurtec ODT by the U.S. Food and Drug Administration (“FDA”) in February 2020 results in a payment due to us of two times the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments beginning on March 31, 2021 through December 31, 2024. In the three months ended March 31, 2021, we began receiving payment from the quarterly redemption of the Series A Biohaven Preferred Shares. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to redeem, in a single payment, any outstanding Series A Biohaven Preferred Shares at a price equal to two times the original purchase price of the Series A Biohaven Preferred Shares. Biohaven may redeem at their election, any outstanding Series A Biohaven Preferred Shares, in a single payment, at a price equal to two times the original purchase price. In the event that Biohaven defaults on any obligation to redeem Series A Biohaven Preferred Shares when required, the redemption amount shall accrue interest at the rate of 18% annually until the redemption price for such unredeemed Series A Biohaven Preferred Shares is paid in full, subject to applicable law. If any such default continues for at least one year, we will be entitled to convert all unredeemed Series A Biohaven Preferred Shares into common shares equal to the redemption price, plus accrued interest, divided by the five-day volume-weighted trading price immediately preceding the conversion date.

The Series A Biohaven Preferred Shares are classified as Available for sale debt securities in our condensed consolidated balance sheets. The unrealized change in the fair value of the Series A Biohaven Preferred Shares is recorded in other comprehensive income within Unrealized (losses)/gains on available for sale debt securities on the condensed consolidated statements of comprehensive income.

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

In the three months ended March 31, 2021, we began purchasing the Series B Biohaven Preferred Shares. As of September 30, 2021, we have acquired 1,053 shares of Series B Biohaven Preferred Shares. We have elected the fair value option to account for the Series B Forwards and the Series B Biohaven Preferred Shares, which are recorded in aggregate on the condensed consolidated balance sheets as Available for sale debt securities. We believe the fair value option most accurately reflects the nature of these instruments. The unrealized change in fair value of the Series B Biohaven Preferred Shares and Series B Forwards is recorded in earnings within Unrealized losses/(gains) on available for sale debt securities on the condensed consolidated statements of comprehensive income.

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding partnership with MorphoSys AG (“MorphoSys”) to support MorphoSys’ acquisition of Constellation Pharmaceuticals, Inc. (“Constellation”), which closed on July 15, 2021. As part of the funding agreement, we agreed to provide MorphoSys up to $350 million of capital (the “Development Funding Bonds”), which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. MorphoSys is required to draw a minimum of $150 million. As of September 30, 2021, MorphoSys has not drawn any amount under the Development Funding Bonds. Our commitment to fund at least $150 million of the Development Funding Bonds is recognized as the Development Funding Bond Forward. Once drawn, we expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding.

We have elected the fair value option to account for the Development Funding Bond Forward as it most accurately reflects the nature of the instrument. The Development Funding Bond Forward is recorded within Available for sale debt securities in our condensed consolidated balance sheet. The unrealized change in fair value of the Development Funding Bond Forward is recorded in earnings within Unrealized losses/(gains) on available for sale debt securities on the condensed consolidated statements of comprehensive income.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our available for sale debt securities recorded at fair value as of September 30, 2021 and December 31, 2020 (in thousands):

	Cost (1)	Unrealized gains/(losses)	Fair Value	Current Assets	Non-Current Assets	Total
As of September 30, 2021
Series A Biohaven Preferred Shares	$139,342	$36,758	$176,100	$67,016	$109,084	$176,100
Series B Biohaven Preferred Shares	52,755	14,945	67,700	—	67,700	67,700
Series B Forwards	—	13,800	13,800	—	13,800	13,800
Development Funding Bond Forward	—	(1,900)	(1,900)	—	(1,900)	(1,900)
Total available for sale debt securities	$192,097	$63,603	$255,700	$67,016	$188,684	$255,700

As of December 31, 2020
Series A Biohaven Preferred Shares	$145,647	$68,753	$214,400	$69,984	$144,416	$214,400
Series B Forwards	—	18,600	18,600	—	18,600	18,600
Total available for sale debt securities	$145,647	$87,353	$233,000	$69,984	$163,016	$233,000
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

Treasury rate lock contracts

In June 2021, we entered into treasury rate lock contracts with notional amounts totaling $600.0 million to manage the impact of fluctuations in the underlying benchmark interest rate associated with the 2021 Notes (as further discussed and defined in Note 11–Borrowings). The treasury rate lock contracts were not designated as hedge instruments. All of the treasury rate lock contracts had collateral requirements. The treasury rate lock contracts were unwound and settled in connection with the issuance of the 2021 Notes and the resulting net loss was recognized in earnings in the nine months ended September 30, 2021. We paid $16.1 million in July 2021 to terminate our treasury rate lock contracts.

Interest rate swaps

In February 2020, RPIFT terminated all outstanding interest rate swaps in connection with the Exchange Offer Transactions. We paid $35.4 million to terminate these swaps and reclaimed $45.3 million of collateral that was held by the respective counterparties. During the nine months ended September 30, 2020, we recorded losses of $10.9 million on interest rate swaps in the condensed consolidated statements of comprehensive income. As of September 30, 2021, we do not hold any interest rate swap contracts.

Epizyme put option and warrant

In November 2019, RPIFT made an equity investment in Epizyme, Inc. (“Epizyme”) of $100.0 million. Under the terms of the agreement with Epizyme, we made an upfront payment of $100.0 million for (1) shares of Epizyme common stock, (2) a warrant to purchase an additional 2.5 million shares of Epizyme common stock at $20 per share over a three-year term, and (3) Epizyme’s royalty on sales of Tazemetostat in Japan payable by Eisai Co., Ltd (“Eisai”). In addition, Epizyme had an 18 month put option to sell an additional $50.0 million of its common stock to RPIFT at then prevailing prices, not to exceed $20 per share, which Epizyme exercised in February 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The warrant was recognized at fair value of $0.1 million and $5.4 million within Other Assets on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. We recorded unrealized losses on derivative financial instruments of $1.8 million and $5.3 million related to the change in the fair value of the warrant on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2021, respectively. We recorded unrealized losses on derivative financial instruments of $7.1 million and $23.2 million related to the change in the fair value of the warrant on the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2020, respectively.

Summary of derivatives and reclassifications

The tables below summarize the change in the fair value of derivatives for the three and nine months ended September 30, 2021 and 2020 and the line items within the condensed consolidated statements of comprehensive income where the gains or losses on derivatives are recorded (in thousands).

	For the three months ended September 30,		Location on Condensed Consolidated Statements of Comprehensive Income
	2021	2020
Derivatives not designated as hedging instruments
Warrant:
Change in fair value of warrant	$1,847	$7,088	Losses on derivative financial instruments
Treasury rate lock contracts:
Change in fair value of treasury rate lock contracts	15,125	—	Losses on derivative financial instruments

	For the nine months ended September 30,		Location on Condensed Consolidated Statements of Comprehensive Income
	2021	2020
Derivatives in hedging relationships (1)
Interest Rate Swaps:
Amount of loss reclassified from accumulated other comprehensive income into income	$—	$4,066	Losses on derivative financial instruments
Change in fair value of interest rate swaps	—	(73)	Losses on derivative financial instruments
Interest expense	—	114	Interest expense
Derivatives not designated as hedging instruments
Interest Rate Swaps:
Change in fair value of interest rate swaps	—	6,908	Losses on derivative financial instruments
Interest expense	—	408	Interest expense
Warrant:
Change in fair value of warrant	5,343	23,185	Losses on derivative financial instruments
Forward purchase contract:
Change in fair value of forward purchase contract	—	5,800	Losses on derivative financial instruments
Treasury rate lock contracts:
Change in fair value of treasury rate lock contracts	16,093	—	Losses on derivative financial instruments
(1)     Certain interest rate swaps were previously designated as cash flow hedges. These swaps became ineffective as debt refinancings occurred between 2013 and 2016. As a result of the termination of interest rate swaps in February 2020, all amounts associated with interest rate swaps previously designated as cash flow hedges and recorded in Accumulated other comprehensive income were released into earnings.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Fair Value Measurements and Financial Instruments

Fair value measurements

The summary below presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and the valuation techniques we utilized to determine such fair value.

•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Our Level 1 assets consist of equity securities with readily determinable fair values and money market funds.

•Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. Our Level 2 assets generally include marketable securities, warrants, derivatives, and, historically, our interest rate swap contracts and treasury rate lock contracts.

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

Fair value hierarchy

The following is a summary of the inputs used to value our financial assets and liabilities measured at fair value as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$1,051,540	$—	$—	$1,051,540
Commercial paper	—	9,698	—	9,698
Certificates of deposit	—	5,100	—	5,100
Marketable securities
Commercial paper	—	41,977	—	41,977
Certificates of deposit	—	203,768	—	203,768
Available for sale debt securities	—	—	67,016	67,016
Total current assets	$1,051,540	$260,543	$67,016	$1,379,099

Equity securities	$264,765	$—	$—	$264,765
Available for sale debt securities	—	—	176,784	176,784
Forwards (1)	—	—	11,900	11,900
Warrant (2)	—	96	—	96
Total non-current assets	$264,765	$96	$188,684	$453,545
(1)The Series B Forwards and the Development Funding Bond Forward, recorded within Available for sale debt securities in the condensed consolidated balance sheet as of September 30, 2021, relate to our obligations to fund the acquisition of the Series B Biohaven Preferred Shares and $150 million of the Development Funding Bonds, respectively. See Note 3–Available for Sale Debt Securities for additional discussion.
(2)Related to the Epizyme transaction as described in Note 4–Derivative Instruments and recorded in Other assets in the condensed consolidated balance sheet as of September 30, 2021.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three and nine months ended September 30, 2021, we recognized unrealized losses of $19.3 million and $30.0 million, on equity securities still held as of September 30, 2021, respectively. For the three and nine months ended September 30, 2020, we recognized unrealized losses of $46.9 million and $98.6 million on equity securities still held as of September 30, 2021, respectively.

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
(1)Upon Gilead’s acquisition of Immunomedics in October 2020, our investment in Immunomedics common stock was redeemed, resulting in a gain of $292.3 million recognized within Losses/(gains) on equity securities in the year ended December 31, 2020.
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

The tables presented below summarize the change in the combined carrying value (current and non-current) of Level 3 financial instruments, which relate to available for sale debt securities, including debt securities and forwards (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Debt Securities
Balance at the beginning of the period	$240,400	$—	$214,400	$131,280
Purchases	17,585	—	52,755	—
Unrealized (losses)/gains on available for sale debt securities (1)	(2,775)	—	8,875	52,725
Settlement of forwards (2)	4,215	—	14,645	—
Transfer to Level 2	—	—	—	(184,005)
Redemption	(15,625)	—	(46,875)	—
Balance at the end of the period	$243,800	$—	$243,800	$—

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Forwards
Balance at the beginning of the period	$30,800	$—	$18,600	$—
Unrealized (losses)/gains included in earnings (3)	(14,685)	—	7,945	—
Settlement of forwards (2)	(4,215)	—	(14,645)	—
Balance at the end of the period	$11,900	$—	$11,900	$—
(1)     The unrealized change in the fair value of the Series A Biohaven Preferred Shares is recorded in other comprehensive income within Unrealized (losses)/gains on available for sale debt securities while the unrealized change in the fair value of the Series B Biohaven Preferred Shares is recorded in earnings within Unrealized losses/(gains) on available for sale debt securities on the condensed consolidated statements of comprehensive income.
(2)    Reflects the fair value attributed to the Series B Forwards that were settled in the period as the Series B Biohaven Preferred Shares were acquired, which is included in the fair value of the Series B Biohaven Preferred Shares. See Note 3–Available for Sale Debt Securities.
(3)     Recorded in earnings within Unrealized losses/(gains) on available for sale debt securities on the condensed consolidated statements of comprehensive income.

Valuation inputs

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements in the fair value hierarchy.

Investment in Series A Biohaven Preferred Shares

The fair value of the Series A Biohaven Preferred Shares as of September 30, 2021 and December 31, 2020 was based on the cash flows due to us from Biohaven of two times (2x) the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments of $15.6 million following the FDA approval and starting one-year after FDA approval, through December 31, 2024. The FDA approved Nurtec ODT in February 2020, at which point we became entitled to receive a fixed payment amount of $250.0 million payable in equal quarterly payments from March 31, 2021 through December 31, 2024.

The fair value of the Series A Biohaven Preferred Shares as of September 30, 2021 and December 31, 2020 was calculated using probability-adjusted discounted cash flow calculations incorporating Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability of a change of control event occurring during the investment term, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a four-year time period and developing a risk-adjusted discount rate requires significant judgement. Our estimate of a risk adjusted discount rate of 9.3% as of September 30, 2021 and 8.3% as of December 31, 2020 could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series A Biohaven Preferred Shares, which would mean that the estimated fair value could be significantly higher or lower.

Our investment in the Series A Biohaven Preferred Shares was transferred from a Level 3 asset to a Level 2 asset in February 2020, when Nurtec ODT received FDA approval, at which time we began using a discounted cash flow analysis that relied on observable inputs. During the three months ended December 31, 2020, information pertaining to Biohaven’s issuance of debt and its effective interest rate became available and we refined our valuation of the Series A Biohaven Preferred shares as of December 31, 2020 to incorporate this significant unobservable input. As a result, we reclassified the investment from a Level 2 to a Level 3 asset during the three months ended December 31, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investment in Series B Biohaven Preferred Shares

The fair value of the Series B Biohaven Preferred Shares as of September 30, 2021 and the fair value of the Series B Forwards as of September 30, 2021 and December 31, 2020 were based on probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability that there will be a change of control event in different periods of time, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a 10-year time period and developing a risk-adjusted discount rate requires significant judgement. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series B Biohaven Preferred Shares or the Series B Forwards, which would mean that the estimated fair value could be significantly higher or lower.

MorphoSys Development Funding Bonds

The fair value of the Development Funding Bond Forward as of September 30, 2021 was based on a discounted cash flow calculation using an estimated risk-adjusted discount rate, which is a Level 3 fair value input. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the instrument, which would mean that the estimated fair value could be significantly higher or lower. We have elected the fair value option to account for the Development Funding Bond Forward as it most accurately reflects the nature of the instrument.

Other financial instruments

We use third party pricing services for Level 2 inputs used to value cash equivalents, marketable securities, derivative instruments and borrowings, which provide documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information. Warrants are valued using a Black-Scholes option pricing model which considers observable and unobservable inputs.

Financial assets not measured at fair value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. The fair value of financial royalty assets is calculated by management using the forecasted royalty payments we expect to receive based on the projected product sales for all royalty bearing products as estimated by sell-side equity research analysts’ consensus forecasts or, where such consensus forecasts are not available, management uses reasonable judgment to make assumptions about the projected product sales. These projected future royalty payments by asset are then discounted to a present value using appropriate individual discount rates. The fair value of our financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. Estimated fair values based on Level 3 inputs and related carrying values for the non-current portion of our financial royalty assets as of September 30, 2021 and December 31, 2020 are presented below (in thousands).

	September 30, 2021		December 31, 2020
	Fair value	Carrying value, net	Fair value	Carrying value, net
Financial royalty assets, net	$19,948,342	$14,014,116	$18,718,179	$12,368,084

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Financial Royalty Assets, Net

Financial royalty assets, net consist of contractual rights to cash flows relating to royalty payments derived from the expected sales of patent-protected biopharmaceutical products that entitle us and our subsidiaries to receive a portion of income from the sale of such products by third parties.

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

		As of September 30, 2021
	Estimated royalty duration (a)	Gross carrying value	Cumulative allowance for changes in expected cash flows (Note 7)	Net carrying value (e)
Cystic fibrosis franchise	2037 (b)	$5,332,434	$—	$5,332,434
Tysabri	(c)	1,885,084	—	1,885,084
Imbruvica	2027-2032	1,431,999	(154,414)	1,277,585
Xtandi	2027-2028	1,114,530	(146,162)	968,368
Tremfya	2031-2032	890,825	—	890,825
Evrysdi	2030-2035 (d)	713,436	—	713,436
Other	2020-2039	4,653,994	(827,489)	3,826,505
Total		$16,022,302	$(1,128,065)	$14,894,237
Less: Cumulative allowance for credit losses (Note 7)				(300,375)
Total financial royalty assets, net				$14,593,862
(a)Dates shown represent management’s estimates as of the current reporting date of when a royalty will substantially end, which may depend on our estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. Royalty expiration dates can change due to patent, regulatory, commercial or other developments. There can be no assurances that our royalties will expire when expected.
(b)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on timing of generic entry.
(c)Under terms of the agreement, RPIFT acquired a perpetual royalty on net sales of Tysabri. Management has applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed.
(d)Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.
(e)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 7–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

		As of December 31, 2020
	Estimated royalty duration (a)	Gross carrying value	Cumulative allowance for changes in expected cash flows (Note 7)	Net carrying value (e)
Cystic fibrosis franchise	2037 (b)	$5,274,896	$—	$5,274,896
Tysabri	(c)	2,003,797	(112,720)	1,891,077
Imbruvica	2027-2032	1,406,291	(46,872)	1,359,419
Xtandi	2027-2028	1,150,335	(145,565)	1,004,770
Promacta	2025-2028	686,129	—	686,129
Evrysdi	2030-2035 (d)	675,440	—	675,440
Other	2020-2039	3,022,213	(634,950)	2,387,263
Total		$14,219,101	$(940,107)	$13,278,994
Less: Cumulative allowance for credit losses (Note 7)				(323,717)
Total financial royalty assets, net				$12,955,277
(a)Dates shown represent management’s estimates as of the current reporting date of when a royalty will substantially end, which may depend on our estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. Royalty expiration dates can change due to patent, regulatory, commercial or other developments. There can be no assurances that our royalties will expire when expected.
(b)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on timing of generic entry.
(c)Under terms of the agreement, RPIFT acquired a perpetual royalty on net sales of Tysabri. Management has applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed.
(d)Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.
(e)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 7–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

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

Activity for the period
Balance at December 31, 2020 (a)	$(1,263,824)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(611,835)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	402,155
Write-off of cumulative allowance (b)	21,721
Current period provision income for credit losses, net (c)	23,343
Balance at September 30, 2021	$(1,428,440)
(a)     Includes $323.7 million related to cumulative allowance for credit losses.
(b)     Relates to amounts removed from the allowance at the end of a royalty asset’s life to bring the account balance to zero. Write-offs solely impact the asset account and allowance account; there is no impact on the condensed consolidated statements of comprehensive income.
(c)     Primarily related to the provision income driven by a significant decrease in the cumulative allowance related to Tazverik as a result of the significant decline in the related financial asset value. The provision income was partially offset by provision expense recognized during the period primarily driven by increases to our portfolio of financial royalty assets in the nine months ended September 30, 2021, including the $100.0 million increase to our zavegepant financial royalty asset related to the funding payment we made to Biohaven upon the start of the oral zavegepant Phase 3 program, and a new royalty interest in Cabometyx/Cometriq.

8. Intangible Royalty Assets, Net

The following schedules of the intangible royalty assets present the cost, accumulated amortization and net carrying value as of September 30, 2021 and December 31, 2020 (in thousands).

As of September 30, 2021	Cost	Accumulated amortization	Net carrying value
DPP-IV patents	$606,216	$594,750	$11,466
Total intangible royalty assets	$606,216	$594,750	$11,466

As of December 31, 2020	Cost	Accumulated amortization	Net carrying value
DPP-IV patents	$606,216	$577,550	$28,666
Total intangible royalty assets	$606,216	$577,550	$28,666

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The majority of our DPP-IV patents associated with the intangible royalty assets terminate at various dates through 2022. The weighted average remaining life of the intangible royalty assets is less than one year. We project amortization expense will be $5.8 million and $5.7 million in the remainder of 2021 and 2022, respectively.

Our revenue is tied to underlying patent protected sales of other DPP-IV products of various licensees. Such revenue from royalty assets is earned from sales occurring primarily in the United States and Europe; however, we do not have the ability to disaggregate our royalty revenue from licensees based on the geography of the underlying sales, as this level of information is not always included in royalty reports provided to us. The marketers paying us royalties on these products do not always provide, and are not necessarily required to provide, the breakdown of product sales by geography. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 63% and 96% of our revenues from intangible royalty assets in the three months ended September 30, 2021 and 2020, respectively. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 80% and 96% of our revenues from intangible royalty assets in the nine months ended September 30, 2021 and 2020, respectively.

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

The income allocation from the Legacy SLP Interest is based on an estimate, as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this quarterly report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. During the three and nine months ended September 30, 2021, we recorded an income allocation of $11.2 million and $41.9 million, respectively. During the three and nine months ended September 30, 2020, we recorded an income allocation of $24.2 million and $47.6 million, respectively. The income allocation for the nine months ended September 30, 2020 related to the period subsequent to the Exchange Date. The income allocation from the Legacy SLP Interest is recorded within Equity in earnings of non-consolidated affiliates. We received cash distributions from the Legacy SLP Interest of $6.2 million and $14.8 million in the three and nine months ended September 30, 2021, respectively. We received cash distributions from the Legacy SLP Interest of $4.2 million and $16.4 million during the three and nine months ended September 30, 2020, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II”, or, together, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the entities. During the three and nine months ended September 30, 2021, we recorded a loss allocation of $8.4 million and $23.4 million, respectively. During the three and nine months ended September 30, 2020, we recorded a loss allocation of $10.5 million and $13.6 million, respectively. The loss allocation from the Avillion Entities is recorded within Equity in earnings of non-consolidated affiliates.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval. Subsequent to the asset sale, the only operations of Avillion I are the collection of cash and unwinding of discount on the series of fixed annual payments due from Pfizer. We received distributions of $13.4 million from Avillion I during each of the nine months ended September 30, 2021 and 2020 in connection with Avillion I’s receipt of the fixed annual payments due under its co-development agreement with Pfizer.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2017, RPIFT entered into an agreement with Avillion II, which was amended in 2019, to invest approximately $19.0 million to fund approximately 50% of the costs of a Phase 2 clinical trial for the use of Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck KGaA Asset”) for the treatment of psoriasis in exchange for certain milestone and royalty payments. Our involvement in the development for the Merck KGaA Asset ceased in 2020, for which we received a distribution of $21.3 million from Avillion II during the three months ended June 30, 2020.

In May 2018, RPIFT entered into an additional agreement, which was amended in July 2021, to invest up to $122.5 million in Avillion II over multiple years to fund approximately 44% of the costs of Phase 2 and 3 clinical trials to advance PT027 (the “AZ Asset”) through a global clinical development program for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments.

As of September 30, 2021 and December 31, 2020, RPIFT had $17.8 million and $28.6 million, respectively, of unfunded commitments related to the Avillion Entities. Our maximum exposure to loss at any particular reporting date is limited to the current carrying value of the investment plus the unfunded commitments.

10. Research & Development (“R&D”) Funding Expense

R&D funding expense consists of (1) upfront R&D payments we have made to counterparties to acquire royalties on development-stage product candidates and (2) ongoing R&D expense to fund development-stage product candidates undergoing clinical trials with our partners in exchange for royalties if the products are successfully developed and commercialized.

During the nine months ended September 30, 2021, we did not enter into any new ongoing R&D funding arrangements. However, as part of a long-term strategic funding partnership with MorphoSys which closed on July 15, 2021 (as further discussed in Note 17–Commitments and Contingencies), we allocated $90.0 million of the upfront payment to two development-stage products in exchange for future royalties as upfront R&D funding expense. This amount is included in the total R&D funding expense of $90.5 million and $96.3 million for the three and nine months ended September 30, 2021, respectively. The remaining R&D funding expense incurred in 2021 was related to ongoing development-stage funding payments, primarily under our co-funding agreement with Sanofi.

We recognized R&D funding expense of $5.1 million and $18.5 million for the three and nine months ended September 30, 2020, respectively, primarily related to ongoing development-stage funding payments under our co-funding agreement with Sanofi.

As of September 30, 2021, we have a remaining commitment of $11.1 million related to our R&D funding agreement with Sanofi.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Borrowings

Our borrowings as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	September 30, 2021	December 31, 2020
Senior Unsecured Notes:
$1,000,000, 0.750% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.200% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.750% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.200% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.150% (issued at 98.263% of par)	7/2021	9/2031	600,000	—
$1,000,000, 3.300% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.550% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.350% (issued at 97.565% of par)	7/2021	9/2051	700,000	—
Unamortized debt discount and issuance costs			(209,331)	(183,416)
Total debt carrying value			7,090,669	5,816,584
Less: Current portion of long-term debt			—	—
Total long-term debt			$7,090,669	$5,816,584

Senior Unsecured Notes

On July 26, 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) comprised of $600.0 million principal amount of notes due September 2031 and $700.0 million principal amount of notes due September 2051. Interest on each series of the 2021 Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year, beginning on March 2, 2022. The 2021 Notes were issued at a total discount of $27.5 million and we capitalized approximately $12.3 million in debt issuance costs primarily composed of underwriting fees. The 2021 Notes have a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06% as of September 30, 2021, respectively.

On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes” and, together with the 2021 Notes, the “Notes”). We used the net proceeds from the 2020 Notes offering, together with available cash on hand, to repay in full the senior secured credit facilities. Interest on each series of the 2020 Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year. The 2020 Notes were issued at a total discount of $149.0 million and we capitalized approximately $40.4 million in debt issuance costs primarily composed of underwriting fees. The 2020 Notes have a weighted average coupon rate and a weighted average effective interest rate of 2.125% and 2.50% as of September 30, 2021, respectively.

On August 3, 2021, we completed an exchange offer for the 2020 Notes whereby certain holders elected to tender their unregistered outstanding notes for freely tradable exchange notes that were registered under the Securities Act of 1933.

The Notes may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the treasury rate, plus a make-whole premium as defined in the indenture. In each case, accrued and unpaid interest is also required to be redeemed to the date of redemption.

Upon the occurrence of a change of control triggering event and downgrade in the rating of our Notes by two of three credit agencies, the holders may require us to repurchase all or part of their Notes at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary. We are required to comply with certain covenants under our Notes and as of September 30, 2021, we were in compliance with all applicable covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the existing credit agreement that we entered on September 18, 2020 with our subsidiary RP Holdings, as borrower, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Credit Agreement extends the maturity of the Revolving Credit Facility to September 15, 2026. As of September 30, 2021 and December 31, 2020, there were no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility is subject to an interest rate, at our option, of either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime rate, (2) the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR, plus 1% or (b) the Eurocurrency Rate or the Alternative Currency Daily Rate (each as defined in the Credit Agreement), plus in each case, the applicable margin. The applicable margin for the Revolving Credit Facility varies based on our public debt rating. Accordingly, the interest rates for the Revolving Credit Facility fluctuates during the term of the facility based on changes in the applicable interest rate and future changes in our public debt rating.

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. As of September 30, 2021, RP Holdings was in compliance with these covenants.

Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions (as discussed in Note 1–Organization and Purpose) and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. The senior secured credit facilities consisted of a term loan A and term loan B in the amounts of $3.20 billion and $2.84 billion, respectively. In September 2020, we repaid in full the outstanding principal amounts of term loans under the senior secured credit facilities with net proceeds from the 2020 Notes and available cash on hand. In the three and nine months ended September 30, 2020, we recorded a loss on debt extinguishment of $25.1 million as part of Other non-operating expense, net which primarily consisted of unamortized loan issuance costs and original issue discount related to our senior secured credit facilities, which we wrote off in connection with the repayment.

RPIFT Senior Secured Credit Facilities

The RPIFT Senior Secured Credit Facilities were repaid in full in February 2020 in connection with the Exchange Offer Transactions. We recorded a loss on debt extinguishment of $5.4 million as part of Other non-operating expense, net, during the nine months ended September 30, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principal Payments on the Notes

The future principal payments for our borrowings as of September 30, 2021 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2021	$—
2022	—
2023	1,000,000
2024	—
2025	1,000,000
Thereafter	5,300,000
Total (1)	$7,300,000
(1)     Excludes unamortized debt discount and issuance costs of $209.3 million as of September 30, 2021, which are amortized through interest expense over the remaining life of the underlying debt obligations.

As of September 30, 2021, the fair value of our outstanding Notes was approximately $7.1 billion. The Notes are classified as a Level 2 measurement within the fair value hierarchy.

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

An exchange agreement entered into by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings (the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. As of September 30, 2021, we have outstanding 429,511 thousand Class A ordinary shares and 177,663 thousand Class B ordinary shares. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of September 30, 2021, we have outstanding deferred shares of 357,720 thousand.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-controlling interests

The net change in the balance of our four non-controlling interests for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
June 30, 2021	$20,640	$1,894,027	$2,757,019	$—	$4,671,686
Contributions	—	3,300	2,730	—	6,030
Distributions	(18,562)	(109,780)	(31,372)	—	(159,714)
Net income	13,851	63,424	42,592	—	119,867
Other exchanges	—	—	(38,305)	—	(38,305)
Other comprehensive income:
Unrealized losses on available for sale debt securities	—	(453)	(625)	—	(1,078)
Reclassification of unrealized gains on available for sale debt securities	—	(2,066)	(2,856)	—	(4,922)
September 30, 2021	$15,929	$1,848,452	$2,729,183	$—	$4,593,564
(1)     Related to the Continuing Investors Partnerships’ ownership as of September 30, 2021 of approximately 29% of RP Holdings through their ownership of the RP Holdings Class B Interests. Royalty Pharma plc owns the remaining 71% of RP Holdings through its ownership of RP Holdings Class A Interests and RP Holdings Class B Interests as of September 30, 2021.

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2020	$12,436	$1,939,509	$3,125,091	$—	$5,077,036
Contributions	—	13,207	7,596	—	20,803
Distributions	(44,691)	(332,069)	(99,141)	—	(475,901)
Net income	48,184	233,424	294,098	—	575,706
Other exchanges	—	—	(589,968)	—	(589,968)
Other comprehensive income:
Unrealized gains on available for sale debt securities	—	1,507	2,505	—	4,012
Reclassification of unrealized gains on available for sale debt securities	—	(7,126)	(10,998)	—	(18,124)
September 30, 2021	$15,929	$1,848,452	$2,729,183	$—	$4,593,564
(1)     Related to the Continuing Investors Partnerships’ ownership as of September 30, 2021 of approximately 29% of RP Holdings through their ownership of the RP Holdings Class B Interests. Royalty Pharma plc owns the remaining 71% of RP Holdings through its ownership of RP Holdings Class A Interests and RP Holdings Class B Interests as of September 30, 2021.

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
June 30, 2020	$26,918	$1,986,511	$3,224,400	$—	$5,237,829
Contributions	—	2,105	—	—	2,105
Distributions	(27,455)	(101,716)	(46,177)	—	(175,348)
IPO offering costs	—	—	(335)	—	(335)
Other exchanges	—	—	(54,806)	—	(54,806)
Net income	21,909	125,414	186,299	—	333,622
Other comprehensive income:
Unrealized gains on available for sale debt securities	—	1,331	2,437	—	3,768
September 30, 2020	$21,372	$2,013,645	$3,311,818	$—	$5,346,835
(1)     Related to the Continuing Investors Partnerships’ ownership as of September 30, 2020 of approximately 39% of RP Holdings through their ownership of the RP Holdings Class B Interests. Royalty Pharma plc owns the remaining 61% of RP Holdings through its ownership of RP Holdings Class A Interests and RP Holdings Class B Interests as of September 30, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2019	$35,883	$—	$—	$—	$35,883
Contributions	—	1,142,424	—	—	1,142,424
Transfer of interests	—	1,037,161	—	—	1,037,161
Distributions	(81,971)	(423,476)	(46,177)	—	(551,624)
Net income prior to IPO	42,151	102,892	—	—	145,043
Effect of exchange by Continuing Investors of Class B shares for Class A ordinary shares and reallocation of historical equity	—	(750)	2,433,848	—	2,433,098
Issuance of Class A ordinary shares sold in IPO, net of offering costs	—	—	758,255	—	758,255
Other exchanges	—	—	(54,806)	—	(54,806)
Net income subsequent to IPO	25,309	143,170	217,858	—	386,337
Other comprehensive income:
Unrealized gains on available for sale debt securities	—	12,224	2,840	—	15,064
September 30, 2020	$21,372	$2,013,645	$3,311,818	$—	$5,346,835
(1)     Related to the Continuing Investors Partnerships’ ownership as of September 30, 2020 of approximately 39% of RP Holdings through their ownership of the RP Holdings Class B Interests. Royalty Pharma plc owns the remaining 61% of RP Holdings through its ownership of RP Holdings Class A Interests and RP Holdings Class B Interests as of September 30, 2020.

RP Holdings Class C Special Interest held by EPA Holdings

EPA Holdings is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period will be grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, EPA Holdings is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards will be allocated and paid by RP Holdings to EPA Holdings as the holder of the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests for which we will issue the same number of Class B ordinary shares, which may be subsequently exchanged for our Class A ordinary shares. We do not currently expect any material Equity Performance Awards to be payable until the mid 2020s.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by the board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, the RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. In the nine months ended September 30, 2021, we declared and paid three quarterly cash dividends of $0.17 per Class A ordinary share for an aggregate amount of $211.6 million to holders of our Class A ordinary shares.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RSU activity and share-based compensation

We grant RSUs to independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized based on estimated fair value of the award on the grant date and amortized on a straight-line basis over the requisite service period of generally one year as part of General and administrative expenses in the condensed consolidated statement of comprehensive income. We recognized share-based compensation expense of approximately $0.7 million and $2.4 million for the three and nine months ended September 30, 2021, respectively. We recognized share-based compensation expense of approximately $1.0 million and $4.7 million in three and nine months ended September 30, 2020. There were no share-based awards or related expenses in periods prior to the IPO.

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

Our Class B ordinary shares, Class R redeemable shares and deferred shares do not share in the earnings or losses attributable to us and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share for Class B ordinary shares, Class R redeemable shares and deferred shares under the two-class method has not been presented. Our Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because shares of Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. For the three and nine months ended September 30, 2021 and 2020, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per Class A ordinary share for the three and nine months ended September 30, 2021 (in thousands, except per share amounts).

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Numerator
Consolidated net income	$221,796	$1,187,530
Less: Net income attributable to Continuing Investors Partnerships	42,592	294,098
Less: Net income attributable to non-controlling interest - Legacy Investors Partnerships and RPSFT	77,275	281,608
Net income attributable to Royalty Pharma plc - basic	101,929	611,824
Add: Reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B ordinary shares	42,592	294,098
Net income attributable to Royalty Pharma plc - diluted	$144,521	$905,922

Denominator
Weighted average Class A ordinary shares outstanding - basic	428,230	409,253
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	178,942	197,881
Unvested RSUs	2	18
Weighted average Class A ordinary shares outstanding - diluted	607,174	607,152

Earnings per Class A ordinary share - basic	$0.24	$1.49
Earnings per Class A ordinary share - diluted	$0.24	$1.49

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Prior to the IPO, our capital structure included mainly unitholder interests. We analyzed the calculation of earnings per interest for periods prior to the IPO and determined that the resultant values would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, the basic and diluted earnings per share for the nine months ended September 30, 2020 is only applicable for the period from June 16, 2020 to September 30, 2020, which represents the period in which we had outstanding Class A ordinary shares. Additionally, Class B ordinary shares in issue were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive for the three and nine months ended September 30, 2020, and therefore were excluded from the computation of diluted earnings per shares of Class A ordinary share. As of September 30, 2020, we had 607.1 million fully diluted Class A ordinary shares outstanding.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per Class A ordinary share for the three and nine months ended September 30, 2020 (in thousands, except per share amounts).

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Numerator
Consolidated net income	$624,254	$1,335,326
Less: Net income attributable to Continuing Investors Partnerships prior to the IPO (1)	—	479,842
Less: Net income attributable to Continuing Investors Partnerships subsequent to the IPO	186,299	217,858
Less: Net income attributable to non-controlling interest - Legacy Investors Partnerships and RPSFT	147,323	313,522
Net income attributable to Royalty Pharma plc - basic and diluted	$290,632	$324,104

Denominator
Weighted average Class A ordinary shares outstanding - basic	369,999	367,753
Add: Dilutive effect of unvested RSUs	3	3
Weighted average Class A ordinary shares outstanding - diluted	370,002	367,756

Earnings per Class A ordinary share - basic	$0.79	$0.88
Earnings per Class A ordinary share - diluted	$0.79	0.88
(1) Reflected as net income attributable to controlling interest on the condensed consolidated statements of comprehensive income.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands).

	For the Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Consolidated net income	$1,187,530	$1,335,326
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,538,871)	(1,435,536)
Provision for changes in expected cash flows from financial royalty assets	186,337	101,498
Amortization of intangible assets	17,200	17,262
Amortization of debt discount and issuance costs	14,822	6,869
Losses on derivative financial instruments	21,436	39,886
Losses/(gains) on equity securities	17,980	(200,955)
Equity in earnings of non-consolidated affiliates	(18,532)	(33,961)
Distributions from non-consolidated affiliates	28,213	36,041
Loss on extinguishment of debt	358	30,272
Share-based compensation	1,939	4,588
Interest income accretion	(40,545)	—
Unrealized gains on available for sale debt securities	(8,246)	—
Termination of derivative financial instruments	(16,093)	(34,952)
Other	3,263	8,163
Decrease/(increase) in operating assets:
Cash collected on financial royalty assets	1,733,147	1,549,211
Accrued royalty receivable	(26,502)	1,153
Other royalty income receivable	(7,833)	852
Other current assets and other assets	(473)	31,835
(Decrease)/increase in operating liabilities:
Accounts payable and accrued expenses	(2,138)	11,404
Interest payable	(25,413)	—
Net cash provided by operating activities	$1,527,579	$1,468,956

Non-cash investing and financing activities are summarized below (in thousands).

	For the Nine Months Ended September 30,
	2021	2020
Supplemental schedule of non-cash investing / financing activities:
Receipt of contribution of investment in Legacy Investors Partnerships (Note 9)	$—	$303,679
Settlement of Epizyme forward purchase contract	—	5,700
Accrued purchase obligation - Tazverik (Note 17)	—	220,000
Repayments of long-term debt by contributions from non-controlling interest (1)	—	1,103,774
Accrued capitalized offering costs (2)	—	1,177

(1) Related to the pro rata portion of RPIFT’s outstanding debt repaid by the Legacy Investors Partnerships.
(2) Related to capitalized offering costs incurred in connection with our IPO that were not paid as of September 30, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15. Accumulated Other Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income/(loss). We include Unrealized losses/(gains) on available for sale debt securities related to the Series A Biohaven Preferred Shares, which is the only component of accumulated other comprehensive income as of September 30, 2021 and December 31, 2020.

Changes in accumulated other comprehensive income are as follows (in thousands):

Unrealized gains on available for sale debt securities

Balance at December 31, 2020	$34,395
Reclassification to net income	(22,421)
Activity for the period	4,562
Reclassification from non-controlling interest	4,017
Balance at September 30, 2021	$20,553

The total reclassification of unrealized gains on available for sale debt securities of $40.5 million for the nine months ended September 30, 2021 is presented in earnings within Interest income on the condensed consolidated statements of comprehensive income, including $22.4 million attributable to controlling interest as noted in the table above and $18.1 million attributable to the non-controlling interest.

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

In connection with the Exchange Offer Transactions (discussed in Note 1–Organization and Purpose), the Manager entered into Management Agreements with us and our subsidiaries, the Continuing Investors Partnerships, and with the Legacy Investors Partnerships. Pursuant to the Management Agreements, we pay quarterly operating and personnel expenses to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the Adjusted Cash Receipts (both, as defined in the Management Agreement) for such quarter and 0.25% of the GAAP value of our security investments as of the end of such quarter. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our income statement, is calculated as the greater of $1 million per quarter and 0.3125% of Royalty Investments (as defined in the limited partnership agreements of the Legacy Investor Partnerships) during the previous twelve calendar months. During the three and nine months ended September 30, 2021, total operating and personnel payments incurred were $39.9 million and $108.0 million, respectively, including the amount attributable to Old RPI, and are recognized within General and administrative expenses on the condensed consolidated statements of comprehensive income.

Prior to the Exchange Date, the Manager received operating and personnel payments payable in equal quarterly installments that increased by 5% annually on a compounded basis under the terms of its management agreement with Old RPI and the Legacy Investors Partnerships. RP Ireland receives an annual management fee payable in advance by Old RPI in equal quarterly installments under terms of the limited partnership agreements of the Legacy Investors Partnerships. After the Exchange Date, operating and personnel payments were calculated in accordance with the methodology discussed in the paragraph above. During the three and nine months ended September 30, 2020, total operating and personnel payments incurred were $30.6 million and $77.9 million, respectively, and were recognized within General and administrative expenses on the condensed consolidated statements of comprehensive income.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Distribution Payable to Non-Controlling Interest

The distribution payable to non-controlling interest represents the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPSFT’s non-controlling interest in RPCT. The distribution payable to non-controlling interest as of September 30, 2021 and December 31, 2020 included the following (in thousands).

	As of September 30, 2021	As of December 31, 2020
Due to Legacy Investors Partnerships	$102,696	$100,047
Due to RPSFT	16,439	26,319
Total distribution payable to non-controlling interest	$119,135	$126,366

Acquisition from Epizyme

In November 2019, in connection with an equity investment in Epizyme of $100.0 million made by RPIFT, Pablo Legorreta, our Chief Executive Officer, was appointed as a director of Epizyme, for which he received, and continues to receive, compensation in cash and shares of Epizyme, all of which will be contributed to the Manager, and used to reduce costs and expenses which would otherwise be billed to us or our affiliates.

Acquisition from Bristol Myers Squibb

In November 2017, RPI Acquisitions entered into a purchase agreement with Bristol Myers Squibb (“BMS”) to acquire from BMS a percentage of its future royalties on worldwide sales of Onglyza, Farxiga, and related diabetes products marketed by AstraZeneca (the “Purchase Agreement”). We agreed to make payments to BMS based on sales of the products over eight quarters beginning with the first quarter of 2018 in exchange for a high single-digit royalty on worldwide sales of the products from 2020 through 2025.

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

We began making installment payments to BMS in 2018 and completed our funding requirement, net of the assigned funding obligations, totaling $162.4 million in the three months ended March 31, 2020. During the three months ended March 31, 2020, installment payments made to BMS totaled $24.3 million, of which RPI Acquisitions funded $12.1 million. We began to measure this financial royalty asset using the effective interest method once our installment funding obligation was completed and we received our first royalty payment in the three months ended June 30, 2020. As of September 30, 2021 and December 31, 2020, the financial royalty asset of $136.0 million and $150.6 million, respectively, included in Financial royalty assets, net on the condensed consolidated balance sheets represents only our right to the future payment streams acquired from BMS.

Other transactions

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI Inc. (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to assist MSCI in the design of a classification framework and index methodologies in order to expand MSCI’s thematic index suite with the launch of new indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both September 30, 2021 and December 31, 2020. We do not expect the financial statement impact associated with this transaction to be material for the year ended December 31, 2021.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnership whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million is recorded as treasury interests, of which $1.6 million and $1.9 million are held by non-controlling interest as of September 30, 2021 and December 31, 2020, respectively.

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

On June 2, 2021, we announced a long-term strategic funding partnership of up to $2.025 billion with MorphoSys to support MorphoSys’ acquisition of Constellation, which closed on July 15, 2021. As part of the funding agreement, we agreed to make additional milestone payments of up to $150 million and provide up to $350 million of Development Funding Bonds, which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. As of September 30, 2021, MorphoSys has not drawn any amount under the Development Funding Bonds. MorphoSys is required to draw a minimum of $150 million, for which we have recognized the Development Funding Bond Forward within Available for sale debt securities on the condensed consolidated balance sheet as of September 30, 2021 (See Note 3–Available for Sale Debt Securities for additional discussion). Once drawn, we expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding.

On August 7, 2020, we entered into a funding agreement with Biohaven, including the Series B Biohaven Preferred Share Agreement, for up to $450.0 million to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones. Biohaven received $150.0 million at closing and received an additional $100.0 million in the three months ended March 31, 2021, upon the start of the oral zavegepant Phase 3 program. Pursuant to the Series B Biohaven Preferred Share Agreement, we agreed to provide further support for the ongoing launch of Nurtec ODT with the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200.0 million payable on a quarterly basis between March 31, 2021 and December 31, 2024. In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between March 31, 2025 and December 31, 2030. During the three months ended March 30, 2021, we began purchasing the Series B Biohaven Preferred Shares. We have a remaining commitment of $147.2 million under the Commercial Launch Preferred Equity, for which we have recognized the Series B Forwards within Available for sale debt securities on the condensed consolidated balance sheet as of September 30, 2021 (See Note 3–Available for Sale Debt Securities for additional discussion).

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In November 2019, RPIFT agreed to pay $330.0 million to purchase Eisai’s royalties on future worldwide sales of Tazverik, a novel targeted therapy in late-stage clinical development that was approved by the FDA in January 2020 for epithelioid sarcoma, and with the potential to be approved in several cancer indications. Under the terms of our agreement with Eisai, we acquired Eisai’s future worldwide royalties on net sales by Epizyme of Tazverik outside of Japan, for an upfront payment of $110.0 million plus up to an additional $220.0 million for the remainder of the royalty upon FDA approval of Tazverik for certain indications. The FDA approval of Tazverik in January 2020 triggered our obligation to fund the second $110.0 million tranche in November 2020. In June 2020, the FDA approval of additional indications of Tazverik triggered our obligation to fund the final $110.0 million tranche in November 2021, which is recorded as Accrued purchase obligation on the condensed consolidated balance sheet as of September 30, 2021. On November 4, 2021, we funded the final $110.0 million tranche.

We have commitments to advance funds to counterparties through our investment in the Avillion Entities and R&D arrangements. Please refer to Note 9–Non-Consolidated Affiliates and Note 10–Research & Development (“R&D”) Funding Expense, respectively, for details of these arrangements. We also have requirements to make Operating and Personnel Payments over the life of the management agreement as described in Note 16–Related Party Transactions, which are variable and primarily based on cash receipts.

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 45 commercial products, including AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, Biogen’s Tysabri, Gilead’s Trodelvy, Merck’s Januvia, Novartis’ Promacta, Vertex’s Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, and nine development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As a result of the non-cash charges associated with applying the effective interest method accounting methodology, our income statement activity in respect of many of our royalties can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise royalty, which is classified as a financial royalty asset. Beginning in the second quarter of 2015, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expenses to the income statement and build up a corresponding cumulative allowance which reduced the gross balance for this financial royalty asset. Over the course of 10 quarters, we recognized non-cash provision expenses as a result of these changes in forecasts including non-cash provision expense of $743.2 million in 2016, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017 related to this financial royalty asset. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus forecasts increased to reflect the larger addressable market and the increase in the expected duration of the Trikafta royalty. While small reductions in the cumulative allowance for the cystic fibrosis franchise were recognized as provision income in 2017 and 2018, there remained a $1.10 billion cumulative allowance that was fully reduced by $1.10 billion in 2019 as a result of an increase in sell-side equity research analysts’ consensus forecasts associated with the Trikafta approval. This example illustrates the volatility caused by our accounting model. Therefore, management believes investors should not look to income from royalties and the associated provision for changes in future cash flows as a measure of our near-term financial performance or as a source for predicting future income or growth trends.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Portfolio Overview

Our portfolio consists of royalties on more than 45 marketed therapies and nine development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neurology, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty cash receipts for the three and nine months ended September 30, 2021 and 2020 in order of contribution to income for the nine months ended September 30, 2021.

(in thousands)	Marketer	Therapeutic area	Three Months Ended September 30,		Nine Months Ended September 30,
			2021	2020	2021	2020
Products
Cystic fibrosis franchise (1)	Vertex	Rare disease	$182,876	$156,952	$505,708	$392,474
Tysabri	Biogen	Neurology	95,805	76,617	274,796	252,941
Imbruvica	AbbVie/Johnson & Johnson	Cancer	87,924	77,816	264,348	237,038
Promacta	Novartis	Hematology	48,151	39,734	124,617	102,135
Xtandi	Pfizer, Astellas	Cancer	40,237	38,498	117,049	107,406
Januvia, Janumet, Other DPP-IVs (2)	Merck, others	Diabetes	37,934	34,485	113,133	104,132
HIV franchise (3)	Gilead, others	Infectious disease	1,858	66,869	76,981	215,448
Nurtec ODT/Biohaven payment (4)	Biohaven	Neurology	17,948	227	51,170	227
Prevymis	Merck	Infectious disease	9,929	6,786	27,331	13,199
Farxiga/Onglyza	AstraZeneca	Diabetes	9,321	8,290	26,996	16,547
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	12,038	—	22,167	—
Tremfya	Johnson & Johnson	Immunology	16,610	—	16,610	—
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	4,576	3,384	12,092	6,004
Emgality	Lilly	Neurology	4,542	2,598	11,356	6,811
Evrysdi	Roche	Rare disease	5,897	—	10,546	—
Erleada	Johnson & Johnson	Cancer	3,736	2,104	9,957	5,314
IDHIFA	Bristol Myers Squibb	Cancer	3,079	3,282	8,568	3,282
Trodelvy	Gilead	Cancer	2,521	833	8,118	833
Orladeyo	BioCryst	Rare disease	2,502	—	3,471	—
Tazverik	Epizyme	Cancer	958	166	2,165	262
Other products (5)			123,761	69,819	262,181	253,028
Total royalty receipts			$712,203	$588,460	$1,949,360	$1,717,081
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
(4) Includes royalty receipts for Nurtec ODT of $2.3 million and $4.3 million for the three and nine months ended September 30, 2021, respectively, and quarterly redemptions of $15.6 million of the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the Statement of Cash Flows) in 2021.
(5) Other products primarily include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Letairis, Lyrica, Cimzia, Entyvio, Lexiscan, Mircera, Myozyme, Nesina, Soliqua and a one-time $21.3 million distribution from Avillion in respect of the Merck KGaA Asset (defined below) in the three months ended June 30, 2020, for which the receipt is presented as Distributions received from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows. In the three months ended September 30, 2021, we collected a one-time $45.0 million milestone payment on Soliqua. Subsequent to the Exchange Offer Transactions, other products also includes contributions from the Legacy SLP Interest (defined below).

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Overview

Financial highlights

•Net cash provided by operating activities totaled $1.5 billion and $1.5 billion for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by operating activities is the closest comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $1.6 billion and $1.3 billion for the nine months ended September 30, 2021 and 2020, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $1.5 billion and $1.2 billion for the nine months ended September 30, 2021 and 2020, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $1.3 billion and $1.1 billion for the nine months ended September 30, 2021 and 2020, respectively.

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

2.     The second minority interest is attributable to the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”) held by RPI EPA Holdings, LP (“EPA Holdings”), an affiliate of the Manager. Income will not be allocated to this non-controlling interest until certain conditions are met, which we do not expect to occur for several years.

3.     The third minority interest is attributable to the RP Holdings Class B Interests held indirectly by the Continuing Investors Partnerships, which represent an approximate 29% ownership interest in RP Holdings as of September 30, 2021 and are exchangeable for our Class A ordinary shares. The value of this non-controlling interest will decline over time if the investors who indirectly own the RP Holdings Class B Interests exchange those shares for our Class A ordinary shares. During the three and nine months ended September 30, 2021, 2,503 thousand and 41,313 thousand RP Holdings Class B Interests were exchanged for our Class A ordinary shares, respectively.

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

Following the IPO, EPA Holdings is entitled to receive Equity Performance Awards through its RP Holdings Class C Special Interest. Equity Performance Awards owed to EPA Holdings will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interest related to the RP Holdings Class C Special Interest at that time. We do not currently expect any material Equity Performance Awards to be payable until the mid-2020s.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We recognize interest income related to our financial royalty assets. Royalty revenue relates solely to revenue from our DPP-IV patent estate for which the patent rights have been licensed to various counterparties. For the three and nine months ended September 30, 2021 and 2020, the royalty payors accounting for 10% or more of our total income and other revenues in any one period are shown in the table below:

		Three Months Ended September 30,		Nine Months Ended September 30,
Royalty payor	Royalty asset	2021	2020	2021	2020
Vertex	Cystic fibrosis franchise	33%	27%	33%	28%
AbbVie	Imbruvica	16%	19%	17%	19%
Gilead	HIV franchise, Letairis, Lexiscan, Trodelvy (1)	*	14%	*	15%
Biogen	Tysabri	*	10%	*	11%
(1) We began recognizing income related to Trodelvy in the three months ended June 30, 2020.
* Represents less than 10%.

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

Variables affecting the recognition of interest income from financial royalty assets on individual products under the prospective effective interest method include any one of the following: (1) additional acquisitions, (2) changes in expected cash flows of the underlying pharmaceutical products, derived primarily from sell-side equity research analysts’ consensus forecasts, (3) regulatory approval of additional indications which leads to new cash flow streams, (4) changes to the estimated duration of the royalty (i.e., patent expiration date) and (5) amounts and timing of royalty receipts. Our financial royalty assets are directly linked to sales of underlying pharmaceutical products whose life cycle typically peaks at a point in time, followed frequently by declining sales trends due to the entry of generic competition, resulting in natural declines in the asset balance and periodic interest income over the life of our royalties. The recognition of interest income from royalties requires management to make estimates and assumptions around many factors, including those impacting the variables noted above.

Revenue from intangible royalty assets

Revenue from intangible royalty assets is derived from our Januvia, Janumet and other DPP-IV patents classified as intangible royalty assets.

Other royalty income

Other royalty income primarily includes income from former royalties for which the asset balances have been fully amortized and royalty income from synthetic royalties arising out of R&D funding arrangements. Occasionally, a royalty asset may be amortized on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial royalty asset remains. Similarly, we may continue to collect royalties on a financial royalty asset beyond the estimated patent expiration date by which the financial asset was amortized in full. In each scenario where a financial royalty asset has been fully amortized, income from such royalty is recognized as Other royalty income.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Most of the same variables and management’s estimates affecting the recognition of interest income on our financial royalty assets also impact the provision. In any period, we will recognize provision income (i.e., a credit to the provision) or expense as a result of the following factors: (1) changes in expected cash flows of the underlying pharmaceutical products, derived primarily from sell-side equity research analysts’ consensus forecasts, (2) regulatory approval of additional indications which leads to new cash flow streams, (3) changes to the estimated duration of the royalty (i.e., patent expiration date) and (4) amounts and timing of royalty receipts.

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

R&D funding expense

R&D funding expense consists of (1) upfront R&D payments we have made to counterparties to acquire royalties on development-stage product candidates and (2) ongoing R&D expense to fund development-stage product candidates undergoing clinical trials with our partners in exchange for royalties if the products are successfully developed and commercialized. These expenditures relate to the activities performed by our counterparties to develop and test new products, to test existing products for treatment in new indications, and to ensure product efficacy and regulatory compliance prior to launch.

General and administrative expenses

General and administrative (“G&A”) expenses primarily include Operating and Personnel Payments (defined below), legal expenses, other expenses for professional services and share-based compensation.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Beginning in 2020, the Operating and Personnel Payments paid to our Manager were significantly higher than they were in historical periods. Prior to the Reorganization Transactions, the operating and personnel payments were fixed, growing at 5% annually and not linked to any financial line item. Under the management agreement which is effective from the Exchange Date (the “Management Agreement”), we pay quarterly operating and personnel expenses to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the Adjusted Cash Receipts for each quarter and 0.25% of the GAAP value of our security investments as of the end of each quarter. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our net income, is payable in equal quarterly installments and is calculated as the greater of $1 million per quarter and 0.3125% of royalties from Royalty Investments (as defined in the limited partnership agreements of the Legacy Investors Partnerships). The expenses incurred in respect of Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses on an ongoing basis.

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

The Avillion Entities

During 2014, we entered into an agreement with our equity method investee Avillion Financing I, LP (“Avillion I”) to invest up to $46.0 million over three years to fund a portion of the costs of a pivotal Phase 3 study for Pfizer’s Bosulif to expand its label into front-line chronic myeloid leukemia. The U.S. Food and Drug Administration (“FDA”) approved a supplemental New Drug Application (“sNDA”) for Pfizer’s Bosulif in December 2017, which triggered a series of contractual fixed payments from Pfizer to Avillion I over a 10-year period, which we recognize through receipt of Distributions from non-consolidated affiliates on the Statement of Cash Flows.

In March 2017, we entered into an agreement with BAv Financing II, LP (“Avillion II”, or, together with Avillion I, the “Avillion Entities”), which was amended in 2019, to invest approximately $19.0 million to fund approximately 50% of the costs of a Phase 2 clinical trial for the use of Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck KGaA Asset”) for the treatment of psoriasis in exchange for certain milestone and royalty payments. Our involvement in the development for the Merck KGaA Asset ceased during the three months ended June 30, 2020 and we do not expect to record significant earnings or losses in the future related to this investment.

In 2018, we entered into an agreement with Avillion II, which was amended in July 2021, to fund up to approximately $122.5 million over multiple years to fund a portion of the costs for Phase 2 and 3 clinical trials of Avillion II, who simultaneously entered into a co-development agreement with AstraZeneca to advance PT027 (the “AZ Asset”) through a global clinical development program for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments.

The business model of the Avillion Entities includes partnering with global biopharmaceutical companies to perform R&D in exchange for success-based milestones and/or royalties once products are commercialized.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other (income)/expense, net

Other (income)/expense, net primarily includes the change in fair market value of our equity securities, the unrealized losses/(gains) on our available for sale debt securities, including related forwards and derivatives. Other (income)/expense, net also includes losses on extinguishment of debt and interest income.

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

In periods subsequent to our IPO, this line item also includes net income attributable to the RP Holdings Class B Interests held by the Continuing Investors Partnerships, and will include net income attributable to the Class C Special Interest held by EPA Holdings once certain conditions have been met. Net income attributable to the non-controlling interest related to the RP Holdings Class B Interests held by the Continuing Investors Partnerships will decline over time if the investors who indirectly own the RP Holdings Class B Interests exchange those shares for our Class A ordinary shares.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Results of Operations

For the three and nine months ended September 30, 2021 and 2020

The comparison of our historical results of operations for the three and nine months ended September 30, 2021 and 2020 is as follows:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Income and other revenues:
Income from financial royalty assets	$505,832	$498,515	$7,317	1.5%	$1,538,871	$1,435,536	$103,335	7.2%
Revenue from intangible royalty assets	63,406	34,550	28,856	83.5%	139,594	102,978	36,616	35.6%
Other royalty income	16,535	5,334	11,201	210.0%	35,298	11,696	23,602	201.8%
Total income and other revenues	585,773	538,399	47,374	8.8%	1,713,763	1,550,210	163,553	10.6%
Operating expenses:
Provision for changes in expected cash flows from financial royalty assets	137,837	(33,792)	171,629	(507.9)%	186,337	101,498	84,839	83.6%
Research and development funding expense	90,500	5,096	85,404	1,675.9%	96,263	18,510	77,753	420.1%
Amortization of intangible royalty assets	5,796	5,796	—	—%	17,200	17,262	(62)	(0.4)%
General and administrative expenses	48,588	50,732	(2,144)	(4.2)%	136,665	131,596	5,069	3.9%
Total operating expenses, net	282,721	27,832	254,889	915.8%	436,465	268,866	167,599	62.3%
Operating income	303,052	510,567	(207,515)	(40.6)%	1,277,298	1,281,344	(4,046)	(0.3)%
Other (income)/expense
Equity in earnings of non-consolidated affiliates	(2,749)	(13,743)	10,994	(80.0)%	(18,532)	(33,961)	15,429	(45.4)%
Interest expense	44,327	31,444	12,883	41.0%	119,168	119,217	(49)	—%
Other expense/(income), net	39,678	(131,388)	171,066	(130.2)%	(10,868)	(139,238)	128,370	(92.2)%
Total other expense/(income), net	81,256	(113,687)	194,943	(171.5)%	89,768	(53,982)	143,750	(266.3)%
Consolidated net income	221,796	624,254	(402,458)	(64.5)%	1,187,530	1,335,326	(147,796)	(11.1)%
Net income attributable to non-controlling interest	119,867	333,622	(213,755)	(64.1)%	575,706	531,380	44,326	8.3%
Net income attributable to controlling interest	$101,929	$290,632	$(188,703)	(64.9)%	$611,824	$803,946	$(192,122)	(23.9)%

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total income and revenues

Income from financial royalty assets

Income from financial royalty assets by product for our top products for the three and nine months ended September 30, 2021 and 2020 is as follows, in order of contribution to income for the nine months ended September 30, 2021:

(in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Cystic fibrosis franchise	$192,832	$147,924	$44,908	30.4%	$563,245	$436,968	$126,277	28.9%
Imbruvica	94,626	99,709	(5,083)	(5.1)%	290,056	295,176	(5,120)	(1.7)%
Tysabri	54,335	56,111	(1,776)	(3.2)%	156,083	166,341	(10,258)	(6.2)%
Xtandi	28,527	26,217	2,310	8.8%	81,245	75,453	5,792	7.7%
HIV franchise	—	59,338	(59,338)	(100.0)%	67,802	188,840	(121,038)	(64.1)%
Tazverik	18,818	19,196	(378)	(2.0)%	56,833	35,748	21,085	59.0%
Other	116,694	90,020	26,674	29.6%	323,607	237,010	86,597	36.5%
Total income from financial royalty assets	$505,832	$498,515	$7,317	1.5%	$1,538,871	$1,435,536	$103,335	7.2%

Three months ended September 30, 2021 and 2020

Income from financial royalty assets increased by $7.3 million, or 1.5%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily driven by the performance of the cystic fibrosis franchise, including additional interest income attributable to the residual royalty interest that we acquired in October 2020. We also recorded $26.2 million in income in the three months ended September 30, 2021 related to new assets acquired subsequent to the three months ended September 30, 2020, primarily Cabomeytx/Cometriq, Tremfya and Orladeyo. The increase in income was partially offset by the maturity of our royalties from the HIV franchise in the three months ended September 30, 2021.

Nine Months Ended September 30, 2021 and 2020

Income from financial royalty assets increased by $103.3 million, or 7.2%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by strong performance from the cystic fibrosis franchise. Additionally, we recorded $49.7 million of income from financial royalty assets in the nine months ended September 30, 2021 related to new assets acquired subsequent to the nine months ended September 30, 2020, primarily Cabomeytx/Cometriq, Orladeyo, Oxlumo and Tremfya. The increase in income was partially offset by declines from maturing assets, mainly the maturity of our royalties from the HIV franchise.

Revenue from intangible royalty assets

Three months ended September 30, 2021 and 2020

Revenue from intangible royalty interests increased by $28.9 million, or 83.5%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily related to the expected recovery of underpaid royalties on Tradjenta of approximately $21.7 million based on a legal judgement received in a litigation with Boehringer Ingelheim.

Nine Months Ended September 30, 2021 and 2020

Revenue from intangible royalty interests increased by $36.6 million, or 35.6%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily related to the expected recovery of underpaid royalties on Tradjenta of approximately $21.7 million based on a legal judgement received in a litigation with Boehringer Ingelheim.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other royalty income

Three months ended September 30, 2021 and 2020

Other royalty income increased by $11.2 million, or 210.0%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily related to income from Letairis and the HIV franchise, financial royalty assets that were fully amortized by June 30, 2021, but for which we still expect minimal residual royalty income. Other royalty income also includes income from Nurtec ODT and Trodelvy that arose from our R&D funding agreements with Biohaven and Immunomedics, respectively.

Nine Months Ended September 30, 2021 and 2020

Other royalty income increased by $23.6 million, or 201.8%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily related to income from Trodelvy, Letairis, Nurtec ODT and the HIV franchise.

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

As the former activity is a combination of income and expense items, the provision breakdown by product, exclusive of the provision for current expected credit losses, is as follows, based on the largest contributors to each period’s income or expense:

(in thousands)	Three Months Ended September 30,		Three Months Ended September 30,

Product	2021	Product	2020
Tazverik	$115,546	Cystic fibrosis franchise	$(98,381)
Xtandi	58,917	Xtandi	(53,142)
Cabometyx/Cometriq	12,022	Crysvita	(44,263)
Promacta	9,682	Nesina	(19,900)
Nesina	2,506	Tysabri	127,241
Other	(2,261)	Other	24,589
Total provision, exclusive of provision for credit losses	196,412	Total provision, exclusive of provision for credit losses	(63,856)
Provision for current expected credit losses	(58,575)	Provision for current expected credit losses	30,064
Total provision	$137,837	Total provision	$(33,792)

(in thousands)	Nine Months Ended September 30,		Nine Months Ended September 30,

Product	2021	Product	2020
Tazverik	$176,937	Tysabri	$89,805
Imbruvica	107,542	Imbruvica	34,664
Emgality	54,902	Soliqua	25,977
Cabometyx/Cometriq	40,499	Xtandi	(166,361)
Tysabri	(112,720)	Nesina	(25,593)
Other	(57,480)	Other	4,259
Total provision, exclusive of provision for credit losses	209,680	Total provision, exclusive of provision for credit losses	(37,249)
Provision for current expected credit losses	(23,343)	Provision for current expected credit losses	138,747
Total provision	$186,337	Total provision	$101,498

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended September 30, 2021 and 2020

In the three months ended September 30, 2021, we recorded provision expense of $137.8 million, of which $196.4 million and $58.6 million related to provision expense for changes in expected cash flows and provision income for current expected credit losses, respectively. We recorded provision expense for Tazverik and Xtandi, primarily due to significant declines in sell-side equity research analysts’ consensus forecasts. During the three months ended September 30, 2021, the provision income for credit losses was driven by a significant decrease in current expected credit losses related to Tazverik as a result of the corresponding significant decline in the financial asset value.

In the three months ended September 30, 2020, we recorded provision income of $33.8 million, of which $63.9 million and $30.1 million related to provision income for changes in expected cash flows and provision expense for current expected credit losses, respectively. We recorded provision income for the cystic fibrosis franchise, Xtandi and Crysvita primarily due to increases in sell-side equity research analysts’ consensus forecasts. Offsetting the provision income was provision expense recorded for Tysabri, primarily driven by declines in sell-side equity research analysts’ consensus forecasts. During the three months ended September 30, 2020, the provision expense for current expected credit losses was primarily driven by increases to our portfolio of financial royalty assets, including Nurtec ODT.

Nine Months Ended September 30, 2021 and 2020

In the nine months ended September 30, 2021, we recorded provision expense of $186.3 million, of which $209.7 million and $23.3 million related to provision expense for changes in expected cash flows and provision income for current expected credit losses, respectively. We recorded provision expense for Tazverik, Imbruvica and Emgality, primarily due to declines in sell-side equity research analysts’ consensus forecasts. Offsetting the provision expense was provision income from a significant increase in sell-side equity research analysts’ consensus forecasts for Tysabri. During the nine months ended September 30, 2021, the provision income for credit losses was driven by a significant decrease in current expected credit losses related to Tazverik. The provision income for credit losses was partially offset by provision expense for credit losses recognized as a result of the increases to our portfolio of financial royalty assets, including the incremental $100.0 million financial royalty asset related to the start of the oral zavegepant Phase 3 program and a new royalty interest in Cabometyx/Cometriq.

In the nine months ended September 30, 2020, we recorded provision expense of $101.5 million, of which $37.2 million and $138.7 million related to provision income for changes in expected cash flows and provision expense for current expected credit losses, respectively. We recorded provision expense for Tysabri and Imbruvica, primarily due to declines in sell-side equity research analysts’ consensus forecasts. Offsetting the provision expense was provision income for increases in sell-side equity research analysts’ consensus forecasts for Xtandi and Nesina. During the nine months ended September 30, 2020, we recognized provision expense for current expected credit losses, primarily driven by increases to our portfolio of financial royalty assets, including the final two $110.0 million tranches of Tazverik, and Nurtec ODT.

R&D funding expense

Three months ended September 30, 2021 and 2020

R&D funding expense increased by $85.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to the upfront R&D funding of $90.0 million related to two development-stage products, paid on the closing of our strategic funding partnership with MorphoSys in July 2021.

Nine Months Ended September 30, 2021 and 2020

R&D funding expense increased by $77.8 million, or 420.1%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily driven by the upfront R&D funding partially offset by lower expenses under our R&D agreement with Sanofi as development nears completion.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

G&A expenses

Three months ended September 30, 2021 and 2020

G&A expenses were relatively flat in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 and 2020

G&A expenses were relatively flat in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Equity in earnings of non-consolidated affiliates

Three months ended September 30, 2021 and 2020

Equity in earnings of non-consolidated affiliates decreased $11.0 million, or 80.0%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Equity in earnings from the Legacy SLP Interest was $11.2 million and $24.2 million, in the three months ended September 30, 2021 and 2020, respectively. The decrease in equity in earnings of the Legacy SLP Interest was primarily driven by lower net income attributable to Old RPI in the three months ended September 30, 2021.

Equity in losses of the Avillion entities was relatively flat in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 and 2020

Equity in earnings of non-consolidated affiliates decreased $15.4 million, or 45.4%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Equity in earnings from the Legacy SLP Interest was $41.9 million and $47.6 million in the nine months ended September 30, 2021 and 2020, respectively. The equity in earnings of the Legacy SLP Interest reflects a partial period of equity in earnings subsequent to the Exchange Date in the nine months ended September 30, 2020. The decrease in equity in earnings of the Legacy SLP Interest was primarily driven by lower net income attributable to Old RPI in the three months ended September 30, 2021.

Equity in losses of the Avillion Entities was $23.4 million and $13.6 million for the nine months ended September 30, 2021 and 2020, respectively. In the nine months ended September 30, 2020, the equity in losses was smaller due to a one-time gain we recognized related to the cessation of our involvement in the development of the Merck KGaA Asset.

Interest expense

Three months ended September 30, 2021 and 2020

Interest expense increased by $12.9 million, or 41.0%, in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily driven by interest expense related to the $1.3 billion senior unsecured notes issued in July 2021 (“2021 Notes”).

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended September 30, 2021 and 2020

Interest expense was relatively flat in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in interest expense related to the 2021 Notes was offset by the lower interest expense related to the $6.0 billion senior unsecured notes issued in September 2020 (the “2020 Notes”), which had a lower weighted average interest rate compared to the senior secured credit facilities that were in place during the nine months ended September 30, 2020.

Refer to the “Liquidity and Capital Resources” section for additional discussion of the Notes and our debt refinancings in 2020.

Other expense/(income), net

Three months ended September 30, 2021 and 2020

Other expense, net of $39.7 million in the three months ended September 30, 2021, was primarily comprised of losses on equity securities of $19.3 million driven by a net decrease in the share price of our investees and a loss on derivative financial instruments of $17.0 million due to the change in fair value of the treasury lock contracts.

Other income, net was $131.4 million in the three months ended September 30, 2020, primarily comprised of gains on equity securities of $160.2 million driven by an increase in the share price of our investment in Immunomedics common stock following the announcement of the acquisition of Immunomedics by Gilead. Partially offsetting these gains was a loss on debt extinguishment of $25.1 million recorded in the three months ended September 30, 2020, which primarily consisted of unamortized loan issuance costs and original issue discount related to our senior secured credit facilities that were written off as a result of the refinancing completed in September 2020.

Nine Months Ended September 30, 2021 and 2020

Other income, net was $10.9 million in the nine months ended September 30, 2021, primarily comprised of interest income of $40.5 million related to our Series A Biohaven Preferred Shares. We also recognized losses of $21.4 million related to decreases in the fair market value of our derivative financial instruments and losses of $18.0 million related to equity securities due to a net decrease in the share price of our investees.

Other income, net was $139.2 million in the nine months ended September 30, 2020, primarily comprised of gains on equity securities of $201.0 million, primarily due to an increase in the share price of Immunomedics common stock, which was partially offset by a decrease in share price of our investment in Epizyme common stock. The gains were partially offset by losses on derivative financial instruments of $39.9 million primarily related to a decrease in fair value of our Epizyme warrant and losses on our interest rate swaps due to adverse movements in the LIBOR curve prior to the termination of interest rate swaps in February 2020. Additionally, we recorded a loss on debt extinguishment of $30.5 million in the nine months ended September 30, 2020 related to the debt refinancings completed in 2020.

Net income attributable to non-controlling interest

Three months ended September 30, 2021 and 2020

Net income attributable to the Legacy Investors Partnerships, which arose in February 2020 in connection with the Exchange Offer Transactions, was $63.4 million in the three months ended September 30, 2021, a decrease of $62.0 million, compared to the three months ended September 30, 2020, primarily driven by lower net income attributable to Old RPI in the three months ended September 30, 2021.

Net income attributable to the Continuing Investors Partnerships, which arose in connection with the IPO, was $42.6 million in the three months ended September 30, 2021, a decrease of $143.7 million compared to the three months ended September 30, 2020, primarily driven by lower net income attributable to RP Holdings in the three months ended September 30, 2021.

Net income attributable to RPSFT was $13.9 million and $21.9 million in the three months ended September 30, 2021 and 2020, respectively. We expect net income attributable to RPSFT to continue to decline as the assets held by RPCT mature.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended September 30, 2021 and 2020

Net income attributable to the Legacy Investors Partnerships was $233.4 million and $246.1 million in the nine months ended September 30, 2021 and 2020, respectively. The net income attributable to the Legacy Investors Partnerships reflects a partial period of net income subsequent to the Exchange Date in the nine months ended September 30, 2020. The decrease in net income attributable to the Legacy Investors Partnerships was primarily driven by lower net income attributable to Old RPI in the nine months ended September 30, 2021.

Net income attributable to the Continuing Investors Partnerships was $294.1 million and $217.9 million, in the nine months ended September 30, 2021 and 2020, respectively. The net income attributable to the Continuing Investors Partnerships reflects a partial period of net income subsequent to the IPO in the nine months ended September 30, 2020.

Net income attributable to RPSFT was $48.2 million and $67.5 million in the nine months ended September 30, 2021 and 2020, respectively.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In August 2021, AbbVie announced that the U.S. District Court for the District of Delaware had issued a decision holding patent rights relating to Imbruvica were valid and infringed by a generic product from Alvogen and Natco. The decision, which is subject to appeal, prohibits regulatory approval of that generic product until the last AbbVie patent expires. Previously, AbbVie entered into several settlement and license agreements with other generic companies. Consequently, Abbvie does not expect any generic product entry prior to March 30, 2032, assuming pediatric exclusivity is granted.

•Xtandi. Astellas and Pfizer have indicated that there could be a potential readout of the Phase 3 EMBARK trial for high-risk non-metastatic prostate cancer in 2022, with a primary trial completion date anticipated in 2023.

In May 2021, Astellas and Pfizer announced that the EC approved Xtandi for the treatment of patients with metastatic hormone-sensitive prostate cancer (mHSPC).

In September 2021, Astellas Pharma and Pfizer announced that Xtandi plus androgen deprivation therapy (ADT) reduced the risk of death by 34% compared to placebo plus ADT in the Phase 3 ARCHES study in men with mHSPC. Overall survival was a key secondary endpoint in the study.

•Trodelvy. In April 2020, Immunomedics announced that the FDA granted accelerated approval of Trodelvy for the treatment of patients with metastatic triple-negative breast cancer (TNBC) who have received at least two prior therapies for metastatic disease.

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

In October 2021, Gilead announced that the EMA adopted a positive opinion for Trodelvy as a monotherapy indicated for adult patients with unresectable or metastatic TNBC who have received two or more prior systemic therapies, at least one of them for advanced disease. The final EC decision on the MAA for Trodelvy is anticipated later in 2021.

In October 2021, Gilead announced that progression-free survival data from the Phase 3 TROPiCS-02 trial testing Trodelvy versus physician’s choice in hormone receptor positive/human epidermal growth factor receptor 2 negative metastatic breast cancer who have previously failed at least two, and no more than four, prior chemotherapy regimens for metastatic disease was expected in the first quarter of 2022.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In October 2020, Biohaven announced that the FDA had filed and accepted for review its recently submitted sNDA for Nurtec ODT for the preventive treatment of migraine. The Prescription Drug User Fee Act target date for completion of the FDA review of the preventive application for Nurtec ODT was the second quarter of 2021.

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

In November 2021, Biohaven announced a strategic collaboration with Pfizer for the commercialization of rimegepant outside the United States. Pfizer also gains rights outside the United States to zavegepant, which is being studied in an intranasal delivery and an oral formulation in Phase 3 clinical trials for migraine indications. Royalty Pharma is entitled to royalties on annual worldwide net sales of rimegepant (commercialized as Nurtec ODT in the United States) and zavegepant.

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

In April 2021, BioCryst announced that the EC approved Orladeyo for the prevention of recurrent HAE attacks in patients 12 years and older.

In April 2021, BioCryst announced approval of Japanese National Health Insurance System price listing of Orladeyo for prophylactic treatment of HAE.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2021, Exelixis and Ipsen announced that COSMIC-312, a Phase 3 trial evaluating Cabometyx in combination with atezolizumab versus sorafenib in patients with previously untreated advanced hepatocellular carcinoma (HCC). The trial met one of its primary endpoints by demonstrating significant improvement in progression-free survival at the planned primary analysis. However, a prespecified interim analysis was not statistically significant for the second primary endpoint of overall survival. Based on the preliminary overall survival data, Exelixis anticipates that the probability of reaching statistical significance at the time of the final analysis is low. Exelixis announced that it plans to present these results at a future medical meeting. Based on recent feedback from the FDA, Exelixis plans to file an sNDA in early 2022 once final OS data is available.

In August 2021, Exelixis announced that their partners Takeda and Ono received approval in Japan for Cabometyx in combination with Opdivo for the treatment of unresectable or metastatic RCC. Approval is based on the CheckMate -9ER trial of Cabometyx in combination with Opdivo, which demonstrated superior overall survival and doubled mean progression-free survival and objective response rate versus sunitinib, with a favorable safety profile.

In September 2021, Exelixis announced detailed results from the expanded Cohort 6 of the Phase 1b COSMIC-021 trial of Cabometyx in combination with atezolizumab in patients with metastatic CRPC, which included patients with metastatic CRPC who had been previously treated with novel hormone therapies enzalutamide and/or abiraterone acetate used along with prednisone. Following discussions with FDA, Exelixis will not pursue a regulatory submission for the combination regimen based on cohort 6 of COSMIC-021. CONTACT-02, a global Phase 3 pivotal trial that initiated enrollment in June 2020 may serve as a basis for future regulatory applications.

In September 2021, Exelixis announced FDA approved Cabometyx for patients with previously treated radioactive iodine-refractory differentiated thyroid cancer. The approval was based on the Phase 3 COSMIC-311 pivotal trial.

Development-Stage Product Candidates

•Gantenerumab: In October 2021, Roche announced that gantenerumab, an anti-amyloid beta antibody developed for subcutaneous administration, has been granted Breakthrough Therapy Designation by the FDA for the treatment of people living with Alzheimer’s disease. This designation is based on data showing that gantenerumab significantly reduced brain amyloid plaque, a pathological hallmark of Alzheimer’s disease, in the ongoing SCarlet RoAD and Marguerite RoAD open-label extension trials, as well as other studies.

•PT027: In September 2021, AstraZeneca and Avillion announced positive results from MANDALA and DENALI, two Phase 3 trials evaluating PT027 (albuterol/budesonide) in patients with asthma. PT027 is a potential first-in-class inhaled, fixed-dose combination of albuterol, a short-acting beta2-agonist, and budesonide, an inhaled corticosteroid. In MANDALA, PT027 demonstrated a statistically significant and clinically meaningful reduction in the risk of severe exacerbations compared to albuterol, when used as a rescue medicine in response to symptoms. In DENALI, PT027 showed a statistically significant improvement in lung function measured by forced expiratory volume in one second, compared to the individual components albuterol and budesonide, and compared to placebo. The safety and tolerability of PT027 in both trials was consistent with the known profiles of the components.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In the second quarter of 2021, Cytokinetics announced that it has engaged with the FDA in both a Type C meeting and a pre-NDA meeting to inform its plans to submit NDA for omecamtiv mecarbil in the fourth quarter of 2021. The submission will be based on GALACTIC-HF which demonstrated a positive effect on the primary composite endpoint of cardiovascular death or heart failure events in patients with heart failure and reduced ejection fraction who were receiving standard of care plus omecamtiv mecarbil.

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

Adjusted EBITDA and Adjusted Cash Flow are similar non-GAAP liquidity measures that are both most closely comparable to the GAAP measure, Net cash provided by operating activities. Adjusted EBITDA is important to our lenders and is defined as Adjusted Cash Receipts less Payments for operating and professional costs. Payments for operating and professional costs are comprised of Payments for operating and professional costs and Payments for rebates from the Statement of Cash Flows.

Adjusted Cash Flow is defined as Adjusted EBITDA less (1) Ongoing development-stage funding payments, (2) Interest paid, net of interest received, (3) Other (including Derivative collateral posted, net of Derivative collateral received and Termination payments on derivative instruments), and (4) Investments in non-consolidated affiliates, and plus (1) Contributions from non-controlling interest- R&D, all directly reconcilable to the Statement of Cash Flows.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The table below includes the royalty receipts and non-GAAP financial results for the three and nine months ended September 30, 2021 and 2020 by product in order of contribution to income for the nine months ended September 30, 2021.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Nine-Months Year-to-date Change
	2021	2020	2021	2020	$	%
Products
Cystic fibrosis franchise (1)	$182,876	$156,952	$505,708	$392,474	$113,234	28.9%
Tysabri	95,805	76,617	274,796	252,941	21,855	8.6%
Imbruvica	87,924	77,816	264,348	237,038	27,310	11.5%
Promacta	48,151	39,734	124,617	102,135	22,482	22.0%
Xtandi	40,237	38,498	117,049	107,406	9,643	9.0%
Januvia, Janumet, Other DPP-IVs (2)	37,934	34,485	113,133	104,132	9,001	8.6%
HIV franchise (3)	1,858	66,869	76,981	215,448	(138,467)	(64.3)%
Nurtec ODT/Biohaven payment (4)	17,948	227	51,170	227	50,943	*
Prevymis	9,929	6,786	27,331	13,199	14,132	107.1%
Farxiga/Onglyza	9,321	8,290	26,996	16,547	10,449	63.1%
Cabometyx/Cometriq	12,038	—	22,167	—	22,167	—%
Tremfya	16,610	—	16,610	—	16,610	—%
Crysvita	4,576	3,384	12,092	6,004	6,088	101.4%
Emgality	4,542	2,598	11,356	6,811	4,545	66.7%
Evrysdi	5,897	—	10,546	—	10,546	—%
Erleada	3,736	2,104	9,957	5,314	4,643	87.4%
IDHIFA	3,079	3,282	8,568	3,282	5,286	161.1%
Trodelvy	2,521	833	8,118	833	7,285	874.5%
Orladeyo	2,502	—	3,471	—	3,471	—%
Tazverik	958	166	2,165	262	1,903	726.3%
Other products (5)	123,761	69,819	262,181	253,028	9,153	3.6%
Total royalty receipts	$712,203	$588,460	$1,949,360	$1,717,081	$232,279	13.5%
Distributions to non-controlling interest	(125,427)	(116,347)	(363,624)	(400,893)	37,269	(9.3)%
Adjusted Cash Receipts (non-GAAP)	$586,776	$472,113	$1,585,736	$1,316,188	$269,548	20.5%
Payments for operating and professional costs	(53,509)	(59,398)	(135,272)	(129,382)	(5,890)	4.6%
Adjusted EBITDA (non-GAAP)	$533,267	$412,715	$1,450,464	$1,186,806	$263,658	22.2%
Interest paid, net	(64,587)	(15,119)	(126,755)	(94,953)	(31,802)	33.5%
Investments in non-consolidated affiliates	(10,893)	—	(28,320)	(29,262)	942	(3.2)%
Ongoing development-stage funding payments	$(500)	$(5,095)	$(6,263)	$(18,510)	$12,247	(66.2)%
Other	(18,223)	—	(16,093)	9,804	(25,897)	(264.1)%
Contributions from non-controlling interest- R&D	2,003	1,107	6,083	6,221	(138)	(2.2)%
Adjusted Cash Flow (non-GAAP)	$441,067	$393,608	$1,279,116	$1,060,106	$219,010	20.7%

Weighted average Class A ordinary shares outstanding - diluted	607,174	**	607,152	**
*Percentage change is not meaningful.
** Prior year figures are not meaningful for comparison purposes.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
(4) Includes royalty receipts for Nurtec ODT of $2.3 million and $4.3 million for the three and nine months ended September 30, 2021, respectively, and quarterly redemptions of $15.6 million of the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the Statement of Cash Flows) in 2021.
(5) Other products primarily include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Letairis, Lyrica, Cimzia, Entyvio, Lexiscan, Mircera, Myozyme, Nesina, Soliqua and a one-time $21.3 million distribution from Avillion in respect of the Merck KGaA Asset in the three months ended June 30, 2020, for which the receipt is presented as Distributions received from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows. In the three months ended September 30, 2021, we collected a one-time $45.0 million milestone payment on Soliqua. Subsequent to the Exchange Offer Transactions, other products also includes contributions from the Legacy SLP Interest.

Adjusted Cash Receipts (non-GAAP)

Nine Months Ended September 30, 2021 and 2020

Adjusted Cash Receipts increased by $269.5 million to $1.6 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by an increase in royalty receipts from the cystic fibrosis franchise, including royalty receipts related to the residual interest in the cystic fibrosis franchise that we acquired in October 2020, fixed payments from Biohaven on the Series A Biohaven Preferred Shares and new assets acquired subsequent to the nine months ended September 30, 2020. Offsetting the increase in royalty receipts is a decline in royalty receipts from maturing assets, primarily the HIV franchise, Lyrica and Letairis. Additionally, we received one-time payments of $45.0 million related to a commercial milestone for Soliqua and $21.3 million from Avillion II in connection with the cessation of our involvement in the Merck KGaA Asset development in the nine months ended September 30, 2021 and 2020, respectively. The increase in Adjusted Cash Receipts is further driven by a decrease in distributions to non-controlling interest, primarily due to a non-recurring distribution to the Legacy Investors Partnerships in connection with the Exchange Offer Transactions that occurred in the three months ended March 31, 2020.

Below we discuss the key drivers of royalty receipts.

Royalty Receipts

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, all approved for patients with certain mutations causing cystic fibrosis, increased by $113.2 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was driven by a clawback adjustment related to Vertex’s agreement with French authorities around reimbursement for Orkambi that reduced royalty receipts in the three months ended March 31, 2020, as well as growth in sales for the overall cystic fibrosis franchise resulting from continued uptake of Trikafta in the United States and Kaftrio in Europe. Following our acquisition of the residual interest from the Cystic Fibrosis Foundation in the three months ended December 31, 2020, we are entitled to all royalty receipts on annual worldwide net sales above $5.8 billion and received royalty receipts related to the residual interest in the cystic fibrosis franchise in the nine months ended September 30, 2021.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $21.9 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by continued patient growth.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, increased by $27.3 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by continued global penetration in patients with chronic lymphocytic leukemia and favorable pricing. This increase was partially offset by modest market share losses in the United States, lower new patient starts due to the COVID-19 pandemic as well as the impact of a COVID-19 inventory stocking benefit in the nine months ended September 30, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia and aplastic anemia, increased by $22.5 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This growth was driven by increased use in immune thrombocytopenia and as first-line treatment for severe aplastic anemia in the United States.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $9.6 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by demand across various prostate cancer indications.

•Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs for type 2 diabetes, which includes Januvia and Janumet, both marketed by Merck, increased by $9.0 million in nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

•Nurtec ODT – Royalty receipts from Nurtec ODT, marketed by Biohaven for the acute treatment of migraine, were $4.3 million in the nine months ended September 30, 2021. In addition, as a result of the approval of Nurtec ODT in February 2020, we received $46.9 million in fixed payments from Biohaven during the nine months ended September 30, 2021, which represent the first three of 16 consecutive quarterly payments to be received from Biohaven relating to the Series A Biohaven Preferred Shares.

•Cabometyx/Cometriq – Royalty receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, were $22.2 million in the nine months ended September 30, 2021. We acquired the Cabometyx/Cometriq royalty in March 2021.

•Tremfya – Royalty receipts from Tremfya, which is marketed by Johnson & Johnson, were $16.6 million in the nine months ended September 30, 2021. We acquired the Tremfya royalty in July 2021.

•HIV franchise – Royalty receipts from the HIV franchise, which is based on products marketed by Gilead that contain emtricitabine, including Biktarvy, Genvoya and Truvada, among others, decreased by $138.5 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was driven by the maturity of our royalties from the HIV franchise in the nine months ended September 30, 2021.

Distributions to Non-Controlling Interest

Distributions to non-controlling interest decreased by $37.3 million to $363.6 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, which positively impacted Adjusted Cash Receipts. The decrease in distributions to non-controlling interest is primarily due to a non-recurring distribution to the Legacy Investors Partnerships in connection with the Exchange Offer Transactions that occurred in the three months ended March 31, 2020. Partially offsetting the decrease was a one-time distribution to non-controlling interest of $7.9 million related to the one-time $45.0 million milestone payment on Soliqua.

Adjusted EBITDA (non-GAAP)

Nine Months Ended September 30, 2021 and 2020

Adjusted EBITDA increased by $263.7 million to $1.5 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as a result of the factors noted above in “Adjusted Cash Receipts (Non-GAAP)”. Payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, increased in 2021 as a result of higher costs for Operating and Personnel Payments under the terms of our Management Agreement offset by a decrease in non-recurring professional services fees, restructuring fees and refinancing fees incurred in the nine months ended September 30, 2020 in connection with the Exchange Offer Transactions and the IPO.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adjusted Cash Flow (non-GAAP)

Nine Months Ended September 30, 2021 and 2020

Adjusted Cash Flow increased by $219.0 million to $1.3 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily for the same reasons noted above in “Adjusted Cash Receipts (Non-GAAP).” The increase in Adjusted Cash Flow was offset by a $31.8 million increase in net interest paid in the nine months ended September 30, 2021 due to a shift to semi-annual interest payments on the 2020 Notes and a $16.1 million one-time payment related to the settlement of treasury rate lock contracts in connection with the 2021 Notes issuance. Further, the increase in Adjusted Cash Flow was attributed to the lower ongoing development-stage funding requirements under our co-funding agreement with Sanofi and the lower funding requirements by the Avillion entities following the cessation of our involvement in the Merck KGaA Asset development in 2020.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

To arrive at Adjusted Cash Flow, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Upfront development-stage funding payments, and (4) Contributions from non-controlling interest-R&D, and to deduct (1) Distributions to non-controlling interest and (2) Investments in non-consolidated affiliates. This is intended to present an Adjusted Cash Flow measure that is representative of cash generated from the broader business strategy of acquiring royalty-generating assets that are available for reinvestment and for discretionary purposes.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net cash provided by operating activities (GAAP)	$469,759	$508,848	$1,527,579	$1,468,956
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	—	46,875	—
Distributions from non-consolidated affiliates - investing (2)	—	—	523	15,084
Interest paid, net (2)	64,587	15,119	126,755	94,953
Ongoing development-stage funding payments (3)	500	5,095	6,263	18,510
Upfront development-stage funding payments (3)	90,000	—	90,000	—
Payments for operating and professional costs	53,509	59,398	135,272	129,382
Termination payments on derivative instruments	16,093	—	16,093	35,448
Distributions to non-controlling interest (2)	(125,427)	(116,347)	(363,624)	(400,893)
Derivative collateral received, net (2)	2,130	—	—	(45,252)
Adjusted Cash Receipts (non-GAAP)	$586,776	$472,113	$1,585,736	$1,316,188

Net cash provided by operating activities (GAAP)	$469,759	$508,848	$1,527,579	$1,468,956
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	—	46,875	—
Distributions from non-consolidated affiliates - investing (2)	—	—	523	15,084
Interest paid, net (2)	64,587	15,119	126,755	94,953
Ongoing development-stage funding payments (3)	500	5,095	6,263	18,510
Upfront development-stage funding payments (3)	90,000	—	90,000	—
Termination payments on derivative instruments	16,093	—	16,093	35,448
Distributions to non-controlling interest (2)	(125,427)	(116,347)	(363,624)	(400,893)
Derivative collateral received, net (2)	2,130	—	—	(45,252)
Adjusted EBITDA (non-GAAP)	$533,267	$412,715	$1,450,464	$1,186,806

Net cash provided by operating activities (GAAP)	$469,759	$508,848	$1,527,579	$1,468,956
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	—	46,875	—
Distributions from non-consolidated affiliates - investing (2)	—	—	523	15,084
Upfront development-stage funding payments (3)	90,000	—	90,000	—
Distributions to non-controlling interest (2)	(125,427)	(116,347)	(363,624)	(400,893)
Investments in non-consolidated affiliates (2), (4)	(10,893)	—	(28,320)	(29,262)
Contributions from non-controlling interests-R&D (2)	2,003	1,107	6,083	6,221
Adjusted Cash Flow (non-GAAP)	$441,067	$393,608	$1,279,116	$1,060,106

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

For the nine months ended September 30, 2021, we invested $2.2 billion in royalties and related assets across four separate transactions. While volatility exists in the quantum of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

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

•In April 2021, we acquired a royalty interest in Oxlumo from Dicerna Pharmaceuticals, Inc. for an upfront cash payment of $180 million and up to $60 million in contingent sales-based milestone payments. Oxlumo, which has been approved by the FDA and EMA for the treatment of primary hyperoxaluria (PH) type 1, is marketed by Alnylam.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•In March 2021, we acquired a royalty interest in the cabozantinib products Cabometyx and Cometriq from GSK for an upfront payment of $342 million and up to $50 million in additional payments contingent on the achievement of regulatory approvals of cabozantinib for prostate cancer and lung cancer in the United States. and Europe.

•In January 2021, we acquired a royalty interest in seltorexant from Minerva Neurosciences, Inc. for an upfront payment of $60 million and up to $95 million in additional milestone payments, contingent on the achievement of certain clinical, regulatory and commercialization milestones. Seltorexant is currently in Phase 3 development for the treatment of major depressive disorder (MDD) with insomnia symptoms by Johnson & Johnson.

•In December 2020, we acquired royalty interests from BioCryst on (1) ORLADEYO (betrotralstat) to support the launch of the product in hereditary angioedema (HAE) and (2) its development-stage Factor D inhibitor BCX9930 in exchange for an upfront cash payment of $125 million.

•In October 2020, we acquired the residual royalty interest in Vertex’s cystic fibrosis franchise owned by the Cystic Fibrosis Foundation. The agreement includes an upfront payment of $575 million and a potential milestone payment of $75 million.

•In August 2020, we entered into an expanded agreement with Biohaven for up to $450 million to fund the development of zavegepant and the commercialization of Nurtec ODT. Biohaven received an upfront payment of $150 million at closing and received an additional $100 million payment in March 2021 upon the start of the oral zavegepant phase 3 program. We will receive a royalty on Nurtec ODT and zavegepant and success-based milestone payments based on zavegepant regulatory approvals. We will also provide further support for the ongoing launch of Nurtec ODT through the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200 million payable between 2021 and 2024 which we started funding in the three months ended March 31, 2021. In return, Biohaven will pay a series of equal fixed payments between 2025 and 2030.

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

•In June 2020, we acquired a royalty on (1) Prevymis, an approved product to prevent cytomegalovirus (CMV) infection in stem cell transplants, from AiCuris Anti-infective Cures GmbH in exchange for an upfront payment of $220 million, and (2) IDHIFA, an approved product for the treatment of adult patients with relapsed or refractory acute myeloid leukemia (AML) with an isocitrate dehydrogenase-2 (IDH2) mutation, from Agios Pharmaceuticals, Inc. in exchange for an upfront payment of $255 million.

•In March 2020, we acquired a royalty on Entyvio, an approved product for the treatment of ulcerative colitis and Crohn’s disease, from The General Hospital Corporation in exchange for an upfront payment of $86.6 million.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For both the nine months ended September 30, 2021 and 2020, we generated $1.5 billion in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and our Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In June 2020, we completed our IPO and received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. In February 2020, in connection with the Exchange Offer Transactions, we repaid outstanding debt held by RPIFT in full and issued new long-term debt at RPI Intermediate FT. In September 2020, we repaid in full our senior secured credit facilities entered into in February 2020 using the proceeds of the 2020 Notes in addition to cash on hand. In July 2021, we issued an additional $1.3 billion of senior unsecured notes. Additionally, we have a Revolving Credit Facility (defined below) which provides for borrowing capacity of up to $1.5 billion that remains undrawn and available to us as of September 30, 2021. As of September 30, 2021 and December 31, 2020, we had total long-term debt outstanding of $7.1 billion and $5.8 billion, respectively.

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

Cash flows

The following table summarizes our cash flow activities:

(in thousands)	Nine Months Ended September 30,
	2021	2020
Cash provided by (used in):
Operating activities	$1,527,579	$1,468,956
Investing activities	$(1,318,634)	$(1,926,918)
Financing activities	$583,183	$1,764,565

Analysis of Cash Flow Changes

Operating activities

Cash provided by operating activities increased by $58.6 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by an increase in cash collections from financial royalty assets of $183.9 million. Partially offsetting the increase in royalty receipts was the upfront R&D funding payment of $90.0 million related to two development-stage products acquired from our strategic funding partnership with MorphoSys and an increase of $27.3 million in interest paid, primarily due to the shift from quarterly to semi-annual interest payments with the issuance of the 2020 Notes.

Investing activities

Cash used in investing activities decreased by $608.3 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by a $1.2 billion increase in the overall net cash provided by marketable securities and receipt of $116.0 million of proceeds from the sale of our Cytokinetics common stock and a portion of our Biohaven common stock. Offsetting the decreases in cash used in investing activities was a $642.7 million increase in cash used to acquire financial royalty assets.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financing activities

Cash provided by financing activities decreased by $1.2 billion in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily driven by $1.9 billion net proceeds received from our IPO in June 2020, for which there was no comparable activity in the nine months ended September 30, 2021. Offsetting the decreases in cash provided by financing activities was a $497.7 million net increase in proceeds related to the debt refinancings.

Sources of Capital

As of September 30, 2021, our cash and cash equivalents and marketable securities totaled $1.8 billion and $245.7 million, respectively. As of December 31, 2020, our cash and cash equivalents and marketable securities totaled $1.0 billion and $983.3 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of short-term marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

We had the following indebtedness outstanding as of September 30, 2021 and December 31, 2020:

(in thousands)	Date of Issuance	Maturity	September 30, 2021	December 31, 2020
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	—
Total senior unsecured debt			7,300,000	6,000,000
Unamortized debt discount and issuance costs			(209,331)	(183,416)
Total long-term debt			$7,090,669	$5,816,584

Senior Unsecured Notes

On September 2, 2020, we issued $6.0 billion of senior unsecured note (the “2020 Notes”) with a weighted average coupon rate of 2.125% and requiring interest payments of approximately $127.5 million on an annual basis, paid semi-annually. We used the net proceeds from the 2020 Notes offering, together with available cash on hand, to repay in full the senior secured credit facilities. On July 26, 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) with a weighted average coupon rate of 2.80% and requiring interest payments of approximately $36.4 million on an annual basis, paid semi-annually. We refer to the 2020 Notes and 2021 Notes, collectively, as the “Notes.” The indenture governing the Notes contains certain covenants which we were in compliance with as of September 30, 2021.

Senior Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the existing credit agreement that we entered on September 18, 2020 with our subsidiary RP Holdings, as borrower, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Credit Agreement extends the maturity of the Revolving Credit Facility to September 15, 2026. Our revolving credit agreement includes certain customary financial covenants with which we were in compliance as of September 30, 2021. The Revolving Credit Facility remains undrawn and available to us as of September 30, 2021.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. In September 2020, we repaid in full the outstanding principal amounts of term loans under senior secured credit facilities with the net proceeds from the 2020 Notes and available cash on hand.
RPIFT Senior Secured Credit Facilities

The RPIFT Senior Secured Credit Facilities were repaid in full in February 2020 and new senior secured credit facilities were issued by RPI Intermediate FT in connection with the Exchange Offer Transactions.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. The par value and carrying value of the total outstanding and guaranteed Notes was $7.3 billion and $7.1 billion, respectively as of September 30, 2021.

The following financial information presents summarized combined balance sheet information as of September 30, 2021 and December 31, 2020, and summarized combined statement of comprehensive income information for the nine months ended September 30, 2021 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of September 30, 2021 and December 31, 2020 or for the nine months ended September 30, 2021.

Summarized Combined Balance Sheet	As of	As of
(in thousands)	September 30, 2021	December 31, 2020
Current assets	$44,217	$51,625
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	4,988	15,709
Non-current assets	4,419	4,558
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,078,647	2,101,656
Current liabilities	20,931	44,161
Current interest payables on intercompany notes due to Non-Guarantor Subsidiaries	4,988	15,709
Current intercompany payables due to Non-Guarantor Subsidiaries	—	1,182
Non-current liabilities	7,090,089	5,816,133
Non-current intercompany notes payable due to non-Guarantor Subsidiaries	2,078,647	2,101,656

Summarized Combined Statement of Comprehensive Income	For the nine months ended September 30, 2021
(in thousands)
Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$37,105
Operating expenses	131,941
Interest expense on intercompany notes payable with Non-Guarantor Subsidiaries	37,105
Other expenses	11,320
Net loss	143,261

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Distributions to Shareholders/Unitholders

We paid dividends to holders of our Class A ordinary shares of $211.6 million in the nine months ended September 30, 2021. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

We made distributions of $285.4 million to shareholders/unitholders prior to the IPO in 2020. We paid dividends to holders of our Class A ordinary shares of $54.9 million in the three months ended September 30, 2020.

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

We have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners and to provide additional capital related to our equity method investment in the Avillion entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital requirements which approximate $48.9 million as of September 30, 2021.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt service

As of September 30, 2021, the future principal and interest payments under our Notes over the next five years and thereafter are as follows:

(in thousands)	Principal Payments	Interest Payments
Year
Remainder of 2021	$—	$—
2022	—	167,384
2023	1,000,000	163,850
2024	—	156,350
2025	1,000,000	156,350
Thereafter	5,300,000	2,214,600
Total (1)	$7,300,000	$2,858,534
(1) Excludes unamortized debt discount and issuance costs of $209.3 million as of September 30, 2021, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. In the nine months ended September 30, 2021, we made a $100.0 million payment to Biohaven related to a development milestone that was achieved upon the start of the oral zavegepant Phase 3 program.

We began purchasing the Series B Biohaven Preferred Shares in the three months ended March 31, 2021, and have a remaining commitment of $147.2 million under our Commercial Launch Preferred Equity as of September 30, 2021.

There have been no other significant changes to our contractual obligations disclosed in the audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K, except for the scheduled principal and interest payments in future periods following our issuance of the 2021 Notes and our committed, non-contingent Development Funding Bonds as part of our funding partnership with MorphoSys as summarized below:

(in thousands)	Total	Remainder of 2021	1-3 years	3-5 years	Thereafter
Long-term debt:
Principal payments on the Notes	$7,300,000	$—	$1,000,000	$1,000,000	$5,300,000
Interest payments on the Notes	2,858,534	—	331,234	312,700	2,214,600
Total (1)	$10,158,534	$—	$1,331,234	$1,312,700	$7,514,600
(1) Excludes $350 million of Development Funding Bonds that we agreed to provide to MorphoSys as part of our funding partnership and which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation on July 15, 2021. MorphoSys is required to draw a minimum of $150 million on the Development Funding Bonds. As of September 30, 2021, MorphoSys has not drawn any amount under the Development Funding Bonds.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. As of September 30, 2021, we held cash and cash equivalents of $1.8 billion, of which $734.5 million was cash, $14.8 million was invested in commercial paper and certificates of deposit and $1.1 billion was invested in interest-bearing money market funds. We also held $245.7 million in marketable securities as of September 30, 2021 invested in commercial paper and certificates of deposit.

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

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. As of September 30, 2021, 100% of our outstanding debt has fixed interest rates. We have a $1.5 billion Revolving Credit Facility with a variable interest rate that remained undrawn as of September 30, 2021. We are subject to interest rate fluctuation exposure related to the Revolving Credit Facility, if drawn.

We manage our exposure to interest rate volatility on future debt issuances by entering into treasury rate lock contracts to lock in the rate on the interest payments related to anticipated debt issuances. In June 2021, we executed treasury rate lock contracts with notional amounts totaling $600.0 million to fix the interest rate on a portion of the principal related to our 2021 Notes issued in July 2021. The treasury lock contracts were terminated in July 2021.

Credit and Counterparty Risk

We are exposed to credit risk related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our derivative financial instruments. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, AbbVie, Amgen, Bristol Myers Squibb, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche/Genentech and Vertex. As of September 30, 2021 and December 31, 2020, Vertex was the marketer and payor making up the largest balance of our current portion of Financial royalty assets, net, accounting for 32% and 27%, respectively, as the marketer and payor of our royalties on the cystic fibrosis franchise. Refer to “—Understanding Our Results of Operations” within this MD&A for a discussion of the marketers or royalty payors accounting for 10% or more of our total income and other revenues for the periods ended September 30, 2021 and 2020.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2021, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Not applicable.

Item 6.         EXHIBITS

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32*	Certification of the Registrant’ Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

* Filed or furnished herewith
SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALTY PHARMA PLC
(Registrant)

Date: November 10, 2021	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: November 10, 2021	/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer