Form 10-K
period 2021-12-31
Royalty Pharma plc
filed 2022-02-15
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.6 billion based upon the closing price reported for such date on the Nasdaq Stock Market LLC. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 11, 2022, Royalty Pharma plc had 432,963,472 Class A ordinary shares outstanding and 174,212,681 Class B ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 Annual General Meeting of Shareholders, or Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

ROYALTY PHARMA PLC

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective assets, our industry, our beliefs and our assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of the numerous risks outlined in Part I under Item 1A. under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
•the effect of changes to tax legislation and our tax position; and
•the risks, uncertainties and other factors we identify elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission.

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

PART I
Item 1.         BUSINESS

Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, Biogen’s Tysabri, Johnson & Johnson’s Tremfya, Gilead’s Trodelvy, Merck’s Januvia, Novartis’ Promacta, Vertex’s Kalydeco, Orkambi, Symdeko and Trikafta, and ten development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

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

The success of our business has been the result of a focused strategy of actively identifying and tracking the development and commercialization of key new therapies, allowing us to move quickly to make acquisitions when opportunities arise. We acquire royalties on approved products, often in the early stages of their commercial launches, and development-stage product candidates with strong proof of concept data, mitigating development risk and expanding our opportunity set. From 1996 through 2021, we have deployed more than $22 billion of cash to acquire biopharmaceutical royalties, representing more than 50% of all royalty transactions during this period. From 2012, when we began acquiring royalties on development-stage product candidates, through 2021, we have deployed more than $17 billion of cash to acquire biopharmaceutical royalties, representing approximately 60% of all royalty transactions during this period.

In 2021, we generated cash from operating activities of $2.0 billion, Adjusted Cash Receipts (as defined in “—Non-GAAP Financial Results”) of $2.1 billion and Adjusted Cash Flow (as defined in “—Non-GAAP Financial Results”) of $1.8 billion. We deployed $2.7 billion of cash in 2021 for royalties and related securities.

Portfolio Overview

Our portfolio consists of royalties on more than 35 commercial products and ten development-stage product candidates. We believe that end market sales of the therapies in our portfolio are important drivers of our financial performance as a substantial portion of our royalties are based on end market sales. In addition, end market sales are a strong indicator of the importance of the therapies to both patients and the marketers. The following table provides an overview of our current portfolio of royalties:

Product(s)	Marketer(s)	Product Detail	2021 Royalty Receipts (in millions)	2021 End Market Sales (in millions) (1)
Approved Products
Cystic fibrosis franchise (2)	Vertex	Cystic fibrosis	$702	$7,573
Tysabri	Biogen	Relapsing forms of multiple sclerosis	369	2,063
Imbruvica	AbbVie, Johnson & Johnson	Hematological malignancies and chronic graft versus host disease	353	6,943
Promacta	Novartis	Chronic immune thrombocytopenic purpura and aplastic anemia	174	2,016
Xtandi	Pfizer, Astellas	Prostate cancer	158	4,582
Januvia, Janumet, Other DPP-IVs	Merck & Co., others	Diabetes	151	5,288
HIV franchise (3)	Gilead, others	Human immunodeficiency virus (HIV)	78	16,315
Nurtec ODT/Biohaven payment (4)	Biohaven, Pfizer	Migraine	70	455
Prevymis	Merck & Co.	Prophylaxis of CMV in adult recipients of stem cell transplant	38	370
Farxiga/Onglyza	AstraZeneca	Diabetes	36	3,365
Tremfya	Johnson & Johnson	Plaque psoriasis and psoriatic arthritis	36	2,127
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Kidney, liver and thyroid cancers	34	1,590
Crysvita	Ultragenyx, Kyowa Kirin	X-linked hypophoshatemia	17	179
Evrysdi	Roche	Spinal muscular atrophy	16	659
Emgality	Lilly	Migraine prevention & episodic cluster headache	15	577
Erleada	Johnson & Johnson	Prostate cancer	14	1,291
Trodelvy	Gilead	Metastatic triple-negative breast cancer	13	380
IDHIFA	Bristol Myers Squibb	Relapsed/refractory AML with an IDH2 mutation	12	Not disclosed
Orladeyo	BioCryst	Hereditary angioedema prophylaxis	7	117
Tazverik	Epizyme	Epithelioid sarcoma and follicular lymphoma	3	32
Oxlumo	Alnylam	Primary hyperoxaluria type 1	1	60
Other products (5)(6)			311	—
Total royalty receipts			$2,609

Development Stage Product Candidates
Aficamten (7)	Cytokinetics	Obstructive hypertrophic cardiomyopathy (Phase 3)	—	—
BCX9930	BioCryst	Paroxysmal nocturnal hemoglobinuria (Phase 3)	—	—
CPI-0209	MorphoSys	Hematological malignancies and solid tumors (Phase 2)	—	—
Gantenerumab	Roche	Alzheimer’s disease (Phase 3)	—	—
Omecamtiv mecarbil (8)	Cytokinetics	Heart failure (Phase 3)	—	—
Otilimab	GlaxoSmithKline	Rheumatoid arthritis (Phase 3)	—	—
Pelabresib	MorphoSys	Myelofibrosis (Phase 3)	—	—
PT027	AstraZeneca	Asthma (Phase 3)	—	—
Seltorexant	Johnson & Johnson	MDD with insomnia symptoms (Phase 3)	—	—
Zavegepant	Biohaven	Migraine (Phase 3)	—	—
CMV is Cytomegalovirus, AML is Acute Myelogenous Leukemia, IDH2 is isocitrate dehydrogenase-2 and MDD is Major Depressive Disorder.
Amounts shown in the table may not add due to rounding.
Notes:
(1)     Represents end market sales for the year ended December 31, 2021 as reported by respective product marketers or based on Visible Alpha projections as of February 9, 2022 where marketers have not reported end market sales. Sales shown for Crysvita represent Europe, the Middle East and Africa only. For the majority of our royalties, royalty receipts lag product performance by one quarter and can generally be estimated by applying our publicly disclosed royalty rate to the preceding quarter’s marketer-announced net revenues on a product-by-product basis.
(2)     The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(3)     The HIV franchise includes the following approved products: Atripla, Truvada, Emtriva, Complera, Stribild, Genvoya, Descovy, Odefsey, Symtuza and Biktarvy. Royalties are received on the emtricitabine portion of sales only.
(4)     Includes royalty receipts for Nurtec ODT of $7.7 million and quarterly redemptions of $15.6 million of the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the Statement of Cash Flows).
(5)     Excludes duplicate end-market sales where we have multiple royalties on the same product: Kombiglyze, Nesina, Onglyza and Soliqua.
(6)     Other products primarily include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Lexiscan, Soliqua, Nesina, Cimzia, Letairis, Entyvio, Myozyme and Mircera. Other products includes a one-time $45.0 million milestone payment that we received on Soliqua and contributions from the Legacy SLP Interest (defined below).
(7)     Royalty was acquired in January 2022.
(8)     The financial royalty asset associated with omecamtiv mecarbil was written off in the year ended December 31, 2020 given the uncertainty around the future of omecamtiv mecarbil at the time.

Biopharmaceutical Industry and the Role of Royalties

Our business is supported by significant growth and unprecedented innovation within the biopharmaceutical industry. Global prescription pharmaceutical sales are projected to grow from approximately $0.9 trillion in 2021 to approximately $1.3 trillion in 2026, representing a CAGR of 7% according to EvaluatePharma despite more than $130 billion in cumulative sales being lost to expected patent expiries during the same period. The growth of the biopharmaceutical industry is driven by global secular trends, including population growth, increasing life expectancy and growth of the middle classes in emerging markets. In addition, a dramatic acceleration of medical research in recent years has led to a better understanding of the molecular origins of disease and identification of potential targets for therapeutic intervention. This has created research and development opportunities for new drugs. The significant pace of biopharmaceutical innovation coupled with the proliferation of new biotechnology companies and the increasing cost of drug development has created a significant capital need over recent years that we believe will provide a sustainable tailwind for our business.

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

Our portfolio provides direct exposure to a broad array of blockbuster therapies. As of December 31, 2021, our portfolio included royalties on 14 therapies that each generated end-market sales of more than $1 billion, including five therapies that each generated end-market sales of more than $3 billion. The therapies within our royalty portfolio are marketed by leading global biopharmaceutical companies for whom these products are important sources of revenue. Given the marketers’ significant focus on and investment in these products, they are motivated to invest substantial resources in driving continued sales growth.

Our portfolio is highly diversified across products, therapeutic areas and marketers. Our portfolio consists of royalties on more than 35 marketed biopharmaceutical therapies which address a wide range of therapeutic areas, including rare diseases, cancer, neurology, immunology, hematology and diabetes. In the year ended December 31, 2021, no individual therapy accounted for more than 19% of our royalty receipts, no therapeutic area accounted for more than 29% of our royalty receipts and no marketer represented more than 27% of our royalty receipts. The royalties in our portfolio entitle us to payments based directly on the top-line sales of the associated therapies, rather than the profits of these therapies. As such, the diversification of our profits directly reflects the diversification of our royalty receipts, rather than varying levels of product-level profitability, as would typically be expected within a biopharmaceutical company. The graphic below shows the diversification within our 2021 royalty receipts by product, therapeutic area and marketer.

Note: Only categories of at least 5% are separately presented in the charts.
(1)    Comprised of royalty receipts from Januvia, Janumet and other DPP-IVs

The key growth-driving royalties in our portfolio are protected by long patent lives. The estimated weighted average royalty duration of our portfolio is approximately 13 years based on projected cumulative cash royalty receipts. Our largest marketed royalty in 2021 was on Vertex’s cystic fibrosis franchise, and existing patent applications covering Trikafta, the most significant product in that franchise, are expected to provide exclusivity through 2037. Our right to receive royalties is perpetual, but we expect that the 2037 patent expiration for Trikafta may result in potential sales declines based on potential generic entry. Several of our marketed royalties have unlimited durations and could provide cash flows for many years after key patents have expired.

Simple and efficient operating model generates substantial cash flow for reinvestment in new biopharmaceutical royalties. Our capital-efficient operating model requires limited operating expenses and no material capital investment in fixed assets or infrastructure in order to support the ongoing growth of our business. As a result, we generate high Adjusted Cash Flow relative to our Adjusted Cash Receipts and we convert the vast majority of our Adjusted Cash Flow into operating cash flow. In 2021, we generated cash from operating activities of $2.0 billion, Adjusted Cash Receipts of $2.1 billion and Adjusted Cash Flow of $1.8 billion. We deployed $2.7 billion of cash in 2021 for royalties and related securities. Our high cash flow conversion provides us with significant capital that we can deploy for new royalty acquisitions and also use to grow our dividend to shareholders.

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

Our unique role in the biopharmaceutical ecosystem positions us to benefit from multiple compounding growth drivers. As a result of our significant scale and highly flexible business model, we believe that we are uniquely positioned to capitalize on multiple compounding growth drivers: an accelerating understanding of the molecular origins of disease, technological innovation leading to the creation of new treatment modalities, an increasing number of biopharmaceutical industry participants with significant capital needs, competitive industry dynamics which reward companies that can rapidly execute broad clinical development programs, increasing U.S. Food and Drug Administration (“FDA”) drug approvals which reached an all-time high in 2018 and the potential for multiple royalties to be created from each new drug that reaches the market.

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

We have deep access to attractively priced investment grade debt that provides a significant cost of capital advantage. We believe that we have an attractive cost of capital that enables us to acquire high-quality biopharmaceutical royalties at competitive prices while still creating value for our shareholders. As of December 31, 2021, we had an aggregate principal amount of $7.3 billion of senior unsecured notes outstanding with a weighted average coupon of 2.24% and a weighted-average maturity of approximately 13 years. In addition, we have an undrawn $1.5 billion senior unsecured revolving credit facility.

We have a talented, long-tenured team with extensive experience and deep industry relationships. Our team has significant experience identifying, evaluating and acquiring royalties on biopharmaceutical therapies. Together they have been responsible for more than $22 billion of acquisitions of biopharmaceutical royalties and related assets. Our acquisitions have included many of the industry’s leading therapies across the past three decades, such as Humira, Imbruvica, Trikafta, Lyrica, Tecfidera, Truvada, Xtandi, Neupogen, Remicade and Rituxan, among others. Our long history of collaboration has resulted in deep relationships with a broad range of participants across the biopharmaceutical industry.

We are the leader in acquiring biopharmaceutical royalties. We are the leader within the space, having executed transactions with an aggregate announced transaction value of more than $17 billion from 2012 through December 31, 2021. We estimate this to represent an estimated market share of approximately 60% by value. This compares to our next nearest competitor, which we believe has executed $2.8 billion of transactions, which we estimate to represent market share of 9%. Given the scale of our business relative to our competitors, we have a particularly strong leadership position within large royalty transactions. Since 2012, there have been 11 transactions with an aggregate value of more than $500 million each. We executed 9 of these 11 royalty transactions, for a total aggregate transaction value of $11.6 billion of cash and estimated market share of more than 80%, in this transaction size range. The charts below show our market share since 2012 across all transaction sizes and in royalty transactions with an aggregate value of more than $500 million.

Note: Graphs above include transactions through December 31, 2021 and exclude royalty debt transactions from market share calculations.

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

• Acquisition of royalties on attractive development-stage product candidates. We intend to supplement our diverse portfolio of royalties on approved products with acquisitions of royalties on development-stage product candidates that have generated strong clinical proof of concept data to minimize risk and provide attractive upside potential.

• Acquisition of royalties in connection with merger and acquisition (“M&A”) transactions. We acquire royalties in connection with M&A transactions in a number of ways: by purchasing non-strategic assets following the closing of acquisitions, by partnering with biopharmaceutical companies to acquire other biopharmaceutical companies that own significant royalties, or in select circumstances, by seeking to acquire biopharmaceutical companies on our own that have significant royalties or products that could be out-licensed to create royalties.

We acquire royalties in a number of ways including by acquiring existing royalties, acquiring new synthetic royalties and by funding R&D in exchange for future royalties and/or milestones. During the early years of our business, we focused our acquisitions on royalties on approved biopharmaceutical products. However, as we grew and diversified our business, we began acquiring royalties on development-stage product candidates that had demonstrated strong clinical proof of concept. These development-stage transactions have broadened our landscape of potential opportunities where we are able to leverage our scientific expertise and financial strength.

From 2012 through 2021, we deployed $7.8 billion of cash to acquire royalties and milestones on development-stage product candidates. Products underlying $6.3 billion of these acquisitions have already been approved, representing a success rate to date of 81%, while products underlying $0.3 billion were not approved and products underlying $1.1 billion are still in development.

Notes:
(1)     Reflects cash deployed for royalty acquisitions from 2012 through 2021.
(2)     Not approved includes investments in vosaroxin, palbociclib, and Merck KgaA’s anti-IL17 nanobody M1095.

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

• Intellectual Property: therapies that have strong patent portfolios and offer durable, long-term cash flows.

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

We added the cystic fibrosis franchise to our portfolio in November 2014 and purchased an additional residual royalty interest in November 2020. Our right to receive royalties is perpetual, but we expect that the 2037 patent expiration for Trikafta may result in potential sales declines based on potential generic entry. Total global end market sales for the cystic fibrosis franchise during 2021 were approximately $7.6 billion and we collected $702 million in related royalty receipts over the same period. Global end market sales of the cystic fibrosis franchise are projected to grow to approximately $10.4 billion in 2026, according to Visible Alpha.

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

We added Tysabri to our portfolio in February 2017. Our right to receive royalties is perpetual. Total global end market sales for Tysabri during 2021 were approximately $2.1 billion and we collected $369 million in related royalty receipts over the same period. Global end market sales of Tysabri are projected to be approximately $1.7 billion in 2026, according to Visible Alpha.

Imbruvica

Imbruvica (ibrutinib) is a first-in-class small molecule Bruton’s tyrosine kinase inhibitor that is the leading therapy in chronic lymphocytic leukemia, relapsed/refractory mantle cell lymphoma and other blood cancers. Imbruvica is marketed by AbbVie and Janssen, a subsidiary of Johnson & Johnson. A robust clinical program supports Imbruvica’s use across a wide range of patient populations and cancer types, including 11 FDA approvals in six distinct indications.

We added Imbruvica to our portfolio in July 2013. We estimate that our royalties will substantially end between 2027 and 2032. Total global end market sales for Imbruvica during 2021 were approximately $6.9 billion and we collected $353 million in related royalty receipts over the same period. Global end market sales of Imbruvica are projected to grow to approximately $7.9 billion in 2026, according to Visible Alpha.

Promacta

Promacta (eltrombopag) is an oral, small molecule activator of the thrombopoietin receptor used to increase the number of platelets in the blood, marketed by Novartis for the treatment of chronic immune thrombocytopenia and aplastic anemia.

We added Promacta to our portfolio in March 2019. We estimate that our royalties will substantially end between 2025 and 2028. Total global end market sales for Promacta during 2021 were approximately $2.0 billion and we collected $174 million in related royalty receipts over the same period. Global end market sales of Promacta are projected to be approximately $600 million in 2026, according to Visible Alpha.

Xtandi

Xtandi (enzalutamide) is an oral, small molecule androgen receptor inhibitor marketed by Pfizer and Astellas for the treatment of non-metastatic and metastatic castration-resistant prostate cancer as well as metastatic castration sensitive prostate cancer.

We added Xtandi to our portfolio in March 2016. We estimate that our royalties will substantially end between 2027 and 2028. Total global end market sales for Xtandi during 2021 were approximately $4.6 billion and we collected $158 million in related royalty receipts over the same period. Global end market sales of Xtandi are projected to grow to approximately $6.3 billion in 2026, according to Visible Alpha.

Januvia, Janumet, other DPP-IVs

We hold patents covering the DPP-IV inhibitors which entitle us to royalty payments on the sale of various products, including Januvia (sitagliptin)/Janumet (sitagliptin and metformin) marketed by Merck & Co.; Tradjenta (linagliptin)/Jentadueto (linagliptin and metformin) marketed by Boehringer Ingelheim and Lilly; and Nesina (alogliptin) marketed by Takeda and Teijin Pharma, which have been approved for the treatment of type 2 diabetics in substitution of, or in addition to, insulin therapy.

We added the DPP-IV inhibitors to our portfolio in June 2011. Our royalties on Januvia and Janumet will expire in 2022 and royalties on the other DPP-IVs have substantially ended. Total global end market sales for the DPP-IV inhibitors during 2021 were approximately $5.3 billion and we collected $151 million in related royalty receipts over the same period.

HIV franchise

Our HIV franchise consists of our right to receive royalty payments on the sale of various products, including Atripla, Biktarvy, Complera, Descovy, Emtriva, Genvoya, Odefsey, Stribild, Symtuza and Truvada, which have been approved for the treatment and prevention of HIV and acquired immune deficiency syndrome. Gilead is the primary marketer for the products in our HIV franchise.

We added the HIV franchise to our portfolio starting in July 2005. Our royalties substantially ended in 2021. Total global end market sales for the products in the HIV franchise during 2021 were approximately $16.3 billion and we collected $78 million in related royalty receipts over the same period.

Nurtec ODT/Biohaven fixed payments

Nurtec ODT (rimegepant) is an oral, small molecule calcitonin gene-related peptide receptor antagonist marketed by Biohaven and Pfizer for the acute treatment and prevention of migraine.

We added Nurtec ODT to our portfolio in June 2018 and purchased an additional interest in Nurtec ODT as part of our expanded funding agreement with Biohaven in August 2020. We estimate that our royalties will substantially end between 2034 and 2036. Total global end market sales for Nurtec ODT during 2021 were estimated to be approximately $455 million and we collected $8 million in related royalty receipts over the same period. In addition, as a result of the approval of Nurtec ODT in February 2020, we received $63 million in fixed payments from Biohaven during the year ended December 31, 2021, which represent the first four of 16 consecutive quarterly payments to be received from Biohaven relating to the Series A Biohaven Preferred Shares. Global end market sales of Nurtec ODT are projected to grow to approximately $2.4 billion in 2026, according to Visible Alpha.

Prevymis

Prevymis (letermovir) is a first-in-class prophylactic marketed by Merck & Co. for the prophylaxis of cytomegalovirus infection and disease in adults who have received an allogeneic hematopoietic stem cell transplant.

We added Prevymis to our portfolio in June 2020. We estimate that our royalties will substantially end in 2029. Total global end market sales for Prevymis during 2021 were approximately $370 million and we collected $38 million in related royalty receipts over the same period. Global end market sales of Prevymis are projected to grow to approximately $450 million in 2026, according to Visible Alpha.

Farxiga/Onglyza

Farxiga (dapagliflozin) is a first-in-class selective inhibitor of human sodium-glucose co-transporter 2 indicated as both monotherapy and as part of combination therapy with Onglyza, a dipeptidyl peptidase-4 inhibitor, to improve glycemic control as an adjunct to diet and exercise in adults with type 2 diabetes. Farxiga received FDA approval in May 2020 for the treatment of patients with heart failure with reduced ejection fraction in both patients with and without type 2 diabetes. Farxiga and Onglyza are both marketed by AstraZeneca.

We added Farxiga/Onglyza to our portfolio in November 2017. We estimate that our royalties will substantially end in 2025. Total global end market sales for Farxiga/Onglyza during 2021 were approximately $3.4 billion and we collected $36 million in related royalty receipts over the same period. Global end market sales of Farxiga/Onglyza are projected to grow to approximately $4.2 billion in 2026, according to Visible Alpha.

Tremfya

Tremfya (guselkumab) is an anti-interleukin 23 marketed by Johnson & Johnson for the treatment of adults living with moderate to severe plaque psoriasis, and for adults with active psoriatic arthritis. Tremfya is also in clinical development for ulcerative colitis and Crohn’s disease.

We added Tremfya to our portfolio in July 2021. We estimate that our royalties will substantially end between 2031 and 2032. Total global end market sales for Tremfya during 2021 were approximately $2.1 billion and we collected $36 million in related royalty receipts for the partial period subsequent to acquisition in July 2021. Global end market sales of Tremfya are projected to grow to approximately $5.4 billion in 2026, according to Visible Alpha.

Cabometyx/Cometriq

Cabometyx (cabozantinib) is a multi-tyrosine kinase inhibitor approved for the treatment of patients with advanced renal cell carcinoma (RCC) both as monotherapy and in combination with Bristol Myers Squibb’s Opdivo (nivolumab) as a first line treatment. Cabometyx is also approved for hepatocellular carcinoma in patients previously treated with sorafenib. Cometriq is approved for progressive, metastatic medullary thyroid cancer. Cabometyx and Cometriq are marketed by Exelixis in the United States and by Ipsen in regions outside the United States and Japan. Cabometyx is marketed in Japan by Takeda.

We added Cabometyx/Cometriq to our portfolio in March 2021. We estimate that our royalties will substantially end between 2026 and 2029. Total global end market sales for Cabometyx/Cometriq during 2021 were estimated to be approximately $1.6 billion and we collected $34 million in related royalty receipts for the partial period subsequent to acquisition in March 2021. Global end market sales of Cabometyx/Cometriq are projected to grow to approximately $3.4 billion in 2026, according to Visible Alpha.

Crysvita

Crysvita (burosumab) is a monoclonal antibody against fibroblast growth factor 23 marketed by Ultragenyx and Kyowa Kirin that has received European Commission (“EC”) conditional marketing authorization for the treatment of X-linked hypophosphatemia with radiographic evidence of bone disease in children one year of age and older and adolescents with growing skeletons. In October 2020, this authorization was expanded to include older adolescents and adults.

We added a royalty on Crysvita sales in Europe to our portfolio in December 2019. Our royalties expire when we receive aggregate royalties equal to $608 million if that happens prior to December 31, 2030, and otherwise when we receive aggregate royalties of $800 million. We estimate that our royalties will substantially end between 2033 and 2038. End market sales for Crysvita in Europe during 2021 were $179 million and we collected approximately $17 million in related royalty receipts over the same period. End market sales of Crysvita in Europe are projected to grow to approximately $400 million in 2026, according to Visible Alpha.

Evrysdi

Evrysdi (risdiplam) is a survival motor neuron 2 splicing modifier marketed by Roche, and is the first oral treatment approved for infants, children and adults with all types of spinal muscular atrophy.

We added Evrysdi to our portfolio in July 2020. Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion. Total global end market sales for Evrysdi during 2021 were approximately $659 million and we collected $16 million in related royalty receipts over the same period. Global end market sales of Evrysdi are projected to grow to approximately $2.9 billion in 2026, according to Visible Alpha.

Emgality

Emgality (galcanezumab-gnlm) is a monoclonal antibody calcitonin gene-related peptide receptor antagonist indicated for the preventive treatment of migraine and for the treatment of episodic cluster headache marketed by Lilly.

We added Emgality to our portfolio in March 2019. We estimate that our royalties will substantially end in 2033. Total global end market sales for Emgality during 2021 were approximately $577 million and we collected $15 million in related royalty receipts over the same period. Global end market sales of Emgality are projected to grow to approximately $1.4 billion in 2026, according to Visible Alpha.

Erleada

Erleada (apalutamide) is an oral, small molecule androgen receptor inhibitor indicated for the treatment of patients with non-metastatic castration-resistant prostate cancer and for the treatment of patients with metastatic castration sensitive prostate cancer. It is marketed by Johnson & Johnson.

We added Erleada to our portfolio in February 2019. We estimate that our royalties will substantially end in 2032. Total global end market sales for Erleada during 2021 were approximately $1.3 billion and we collected $14 million in related royalty receipts over the same period. Global end market sales of Erleada are projected to grow to approximately $4.0 billion in 2026, according to Visible Alpha.

Trodelvy

Trodelvy (sacituzumab govitecan-hziy) is an antibody-drug conjugate for the treatment of adult patients with metastatic triple-negative breast cancer. Trodelvy was initially developed by Immunomedics and is now marketed by Gilead following the acquisition of Immunomedics in 2020. Gilead is exploring monotherapy and combinations of Trodelvy across numerous cancer indications and lines of therapy.

We added Trodelvy to our portfolio in January 2018. Our right to receive royalties is perpetual. Total global end market sales for Trodelvy during 2021 were approximately $380 million and we collected $13 million in related royalty receipts over the same period. Global end market sales of Trodelvy are projected to grow to approximately $2.3 billion in 2026, according to Visible Alpha.

IDHIFA

IDHIFA (enasidenib) is an oral, targeted therapy approved by the FDA for the treatment of adult patients with relapsed or refractory acute myeloid leukemia with an isocitrate dehydrogenase-2 mutation. It is marketed by Bristol Myers Squibb.

We added IDHIFA to our portfolio in June 2020. We estimate that our royalties will substantially end in the U.S. in 2033. End market sales for IDHIFA are not disclosed by Bristol Myers Squibb. We collected $12 million in related royalty receipts in 2021. We also hold rights to receive up to $55 million in outstanding regulatory milestone payments from Bristol Myers Squibb. Visible Alpha does not currently have estimates available for global end market sales of IDHIFA in 2026.

Orladeyo

Orladeyo (berotralstat) is a first-in-class oral inhibitor of plasma kallikrein marketed by BioCryst for the prevention of hereditary angioedema attacks.

We added Orladeyo to our portfolio in December 2020 and purchased an additional interest as part of our expanded funding agreement with BioCryst in November 2021. Our right to receive royalties is perpetual, but we expect that the 2036-2039 patent expirations for Orladeyo may result in potential sales declines based on potential generic entry. Total global end market sales for Orladeyo during 2021 were estimated to be approximately $117 million and we collected $7 million in related royalty receipts over the same period. Global end market sales of Orladeyo are projected to grow to approximately $600 million in 2026, according to Visible Alpha.

Tazverik

Tazverik (tazemetostat) is a first-in-class, oral EZH2 inhibitor marketed by Epizyme that was granted accelerated approval for the treatment of epithelioid sarcoma and follicular lymphoma.

We added Tazverik to our portfolio in November 2019. We estimate that our royalties will substantially end in 2034. Total global end market sales for Tazverik during 2021 were estimated to be approximately $32 million and we collected $3 million in related royalty receipts over the same period. Global end market sales of Tazverik are projected to grow to approximately $400 million in 2026, according to Visible Alpha.

Oxlumo

Oxlumo (lumasiran) is a small interfering ribonucleic acid therapeutic targeting hydroxyacid oxidase 1 for the treatment of primary hyperoxaluria type 1 marketed by Alnylam. Oxlumo was approved by the FDA in November 2020.

We added Oxlumo to our portfolio in April 2021. We estimate that our royalties will substantially end between 2034 and 2035. Total global end market sales for Oxlumo during 2021 were approximately $60 million and we collected $1 million in related royalty receipts over the same period. Global end market sales of Oxlumo are projected to grow to approximately $350 million in 2026, according to Visible Alpha.

Development-Stage Product Candidates

Our current portfolio includes ten development-stage product candidates. These development-stage product candidates have not yet been approved, and therefore have not generated any royalties (and we have not collected any related royalty receipts) to date.

Aficamten

Aficamten is a small molecule cardiac myosin inhibitor, in Phase 3 development by Cytokinetics for obstructive hypertrophic cardiomyopathy (oHCM). We added aficamten to our portfolio in January 2022. If approved, global end market sales of aficamten are projected to grow to approximately $400 million in 2026, according to Visible Alpha.

BCX9930

BCX9930 is an oral Factor D inhibitor in Phase 3 clinical development by BioCryst as monotherapy for paroxysmal nocturnal hemoglobinuria and other complement-mediated diseases. We added BCX9930 to our portfolio in December 2020 and purchased an additional interest as part of our expanded funding agreement with BioCryst in November 2021. If approved, global end market sales of BCX9930 are projected to grow to approximately $200 million in 2026, according to Visible Alpha.

CPI-0209

CPI-0209 is a second-generation enhancer of zeste homolog 2 inhibitor, in Phase 2 development by MorphoSys for hematological malignancies and solid tumors. We added CPI-0209 to our portfolio in July 2021. Visible Alpha does not currently have estimates available for global end market sales of CPI-0209 in 2026.

Gantenerumab

Gantenerumab is an anti-amyloid-beta monoclonal antibody, in Phase 3 development by Roche for Alzheimer’s disease. We added gantenerumab to our portfolio in July 2021. If approved, global end market sales of gantenerumab are projected to grow to approximately $1.9 billion in 2026, according to Visible Alpha.

Omecamtiv mecarbil

Omecamtiv mecarbil is an oral, small molecule cardiac myosin activator in Phase 3 clinical development by Cytokinetics for the treatment of heart failure with reduced ejection fraction.

We added omecamtiv mecarbil to our portfolio in 2017. In November 2020, results from the Phase 3 GALACTIC-HF trial of omecamtiv mecarbil in patients with heart failure were presented at the American Hearth Association Scientific Sessions which showed that the trial met the primary composite endpoint of reduction in cardiovascular death or heart failure events, but did not meet the secondary endpoint of reduction in cardiovascular death. Cytokinetics subsequently regained global rights to develop and commercialize omecamtiv mecarbil when Amgen and Servier elected to terminate their collaboration agreement. Following the Phase 3 results and termination of the collaboration announced in 2020, given the uncertainty around the future of omecamtiv mecarbil at the time, we recognized an impairment charge of $65 million related to the write-off of the associated financial royalty asset of $90 million and its associated provision of $25 million in the year ended December 31, 2020. If approved, global end market sales of omecamtiv mecarbil are projected to grow to approximately $200 million in 2026, according to Visible Alpha.

Otilimab

Otilimab is a fully human monoclonal antibody that inhibits granulocyte-macrophage colony-stimulating factor, in Phase 3 development by GlaxoSmithKline for rheumatoid arthritis. We added otilimab to our portfolio in July 2021. We are also entitled to 100% of future regulatory and success-based milestone payments on otilimab. If approved, global end market sales of otilimab are projected to grow to approximately $250 million in 2026, according to Visible Alpha.

Pelabresib

Pelabresib is a bromodomain and extra-terminal inhibitor, in Phase 3 development by MorphoSys for myelofibrosis. We added pelabresib to our portfolio in July 2021. If approved, global end market sales of pelabresib are projected to grow to approximately $200 million in 2026, according to Visible Alpha.

PT027

PT027 is an investigational fixed dose combination of the inhaled corticosteroid, budesonide and albuterol, a short-acting beta-2 agonist for the treatment of asthma in Phase 3 development.

In 2018, we entered into an agreement with Avillion II, which was amended in July 2021, to fund up to approximately $122.5 million over multiple years to fund a portion of the costs for Phase 2 and 3 clinical trials of Avillion II, which is a party to a co-development agreement with AstraZeneca to advance PT027 through a global clinical development program for the treatment of asthma in exchange for royalties, a series of success-based milestones, and other potential payments. We estimate that our royalties will substantially end in 2030, but AstraZeneca is entitled to certain buyout rights which, if exercised, would result in earlier expiration. If approved, global end market sales of PT027 are projected to grow to approximately $500 million in 2026, according to Visible Alpha.

Seltorexant

Seltorexant is a selective orexin 2 receptor antagonist currently in Phase 3 development for the treatment of major depressive disorder with insomnia symptoms by Johnson & Johnson. We added seltorexant to our portfolio in January 2021. Visible Alpha does not currently have estimates available for global end market sales of seltorexant in 2026.

Zavegepant

Zavegepant is a small molecule calcitonin gene-related peptide receptor antagonist in clinical development by Biohaven for the acute treatment and prevention of migraines in Phase 3 development. In November 2021, Biohaven and Pfizer announced a strategic commercialization arrangement for Pfizer to commercialize zavegepant in markets outside of the United States upon approval.

We added zavegepant to our portfolio in June 2018 and purchased an additional interest as part of our expanded funding agreement with Biohaven in August 2020. We estimate that our royalties will substantially end between 2034 and 2036. As a result of an additional transaction in 2020, we are also entitled to success-based milestone payments. If approved, global end market sales of zavegepant are projected to grow to approximately $650 million in 2026, according to Visible Alpha.

Royalty Portfolio Summary

The table below provides a summary of the estimated royalty expiration and the royalty rates for our portfolio:

Product	Therapeutic Area	Estimated Royalty Expiration(1)	Royalty Rate(2)
Approved Products
Cystic fibrosis franchise	Rare disease	2037(3)	For combination therapies, sales are allocated equally to each of the active pharmaceutical ingredients; tiered royalties ranging from single digit to subteen percentages on annual worldwide net sales of ivacaftor, lumacaftor and tezacaftor, and mid-single digit percentages on annual worldwide net sales of elexacaftor
Tysabri	Neurology	Perpetual	Contingent payments of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales above $2.0 billion
Imbruvica	Cancer	2027-2032	Tiered royalty in the mid-single digits on annual worldwide net sales
Promacta	Hematology	2025-2028	Tiered royalty ranging from 4.7% to 9.4% on annual worldwide net sales
Xtandi	Cancer	2027-2028	Royalty slightly less than 4% on annual worldwide net sales
Januvia and Janumet	Diabetes	2022	Low-single digit royalty on annual worldwide net sales
Nurtec ODT	Neurology	2034-2036	2.1% royalty on annual combined worldwide net sales of Nurtec ODT and zavegepant up to $1.5 billion and 1.5% on annual combined worldwide net sales above $1.5 billion. 0.4% incremental royalty on all Nurtec ODT worldwide net sales.
Prevymis	Infectious disease	2029	Low-double digit royalty on annual worldwide net sales up to $300 million
Farxiga/Onglyza	Diabetes	2025	Payments to Royalty Pharma equivalent to low-single digit downward tiered royalty on annual worldwide net sales
Tremfya	Immunology	2031-2032	Mid-single digit, tiered royalty on annual worldwide net sales
Cabometyx/Cometriq	Cancer	2026-2029(4)	3% royalty on annual worldwide net sales
Crysvita	Rare disease	2033-2038(5)	10% royalty on annual EU, U.K. and Switzerland net sales
Evrysdi	Rare disease	2030-2035(6)	Total royalties are tiered at 8% on worldwide annual net sales up to $500 million, 11% on net sales between $500 million and $1 billion, 14% on net sales between $1 billion and $2 billion, 16% on net sales over $2 billion; Royalty Pharma is entitled to approximately 43% of total royalties
Emgality	Neurology	2033	Low-single digit royalties on annual worldwide net sales
Erleada	Cancer	2032	Low-single digit royalties on annual worldwide net sales
Trodelvy	Cancer	Perpetual	4.15% royalty on annual worldwide net sales up to $2 billion, declining stepwise based on sales tiers to 1.75% on annual worldwide net sales above $6 billion
IDHIFA	Cancer	2033	Tiered royalty in the low-double digits to mid-teens based on annual worldwide net sales
Orladeyo	Rare disease	2036-2039(7)	9.50% royalty on direct annual net sales of up to $350 million, 4.50% on sales between $350 million and $550 million, no royalty on sales over $550 million; tiered percentage of sublicense revenue in certain territories
Tazverik	Cancer	2034(8)	Royalties in the mid-teens percentages on annual worldwide net sales, stepping down on annual worldwide net sales above certain sales thresholds
Oxlumo	Rare disease	2034-2035	Royalties in the mid- to high-single digits based on annual worldwide net sales

Development Stage Product Candidates
Aficamten(9)	Cardiology	—	4.5% royalty on annual worldwide net sales up to $1 billion and 3.5% on net sales above $1 billion, subject to certain potential step-downs
BCX9930	Rare disease	—	4.0% royalty on annual worldwide net sales up to $1.5 billion, 3.0% royalty on annual worldwide net sales between $1.5 billion and $3.0 billion, and 1.0% royalty on annual worldwide net sales above $3.0 billion
CPI-0209	Cancer	—	3.0% royalty on annual worldwide net sales
Gantenerumab	Neurology	—	Total royalties tiered between 5.5% and 7.0% on annual worldwide net sales; Royalty Pharma is entitled to 60% of total royalties
Omecamtiv mecarbil	Cardiology	2032-2033	Mid-single digit royalty on worldwide net sales
Otilimab	Immunology	—	Tiered double-digit total royalties on annual worldwide net sales; Royalty Pharma is entitled to 80% of total royalties
Pelabresib	Cancer	—	3.0% royalty on annual worldwide net sales
PT027	Respiratory	2030(10)	Tiered royalties in the low-single digits on annual worldwide net sales(11)
Seltorexant	Neurology	—	Mid-single digit royalty on worldwide net sales
Zavegepant	Neurology	2034-2036	2.1% royalty on annual combined worldwide net sales of Nurtec ODT and zavegepant up to $1.5 billion and 1.5% on annual combined worldwide net sales above $1.5 billion. Up to a 3.0% incremental royalty on zavegepant worldwide net sales up to $1.5 billion and up to 2.0% incremental royalty on zavegepant worldwide net sales above $1.5 billion.
Notes:
(1)     Dates shown represent our estimates as of current reporting date of when a royalty will substantially end, which may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. There can be no assurances that our royalties will expire when expected.

(2)     The royalties in our portfolio are subject to the underlying contractual agreements from which they arise and may be subject to reductions or other adjustments in accordance with the terms of such agreements.
(3)     Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on timing of potential generic entry.
(4)     Royalties on net sales of cabozantinib products in the United States through September 2026 and non-U.S. markets through the full term of the royalty.
(5)     Royalties expire when we receive aggregate royalties equal to $608 million if that happens prior to December 31, 2030, and otherwise when we receive aggregate royalties of $800 million.
(6)     Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.
(7)     Royalty is perpetual; years shown represent estimated United States patent expiration for Orladeyo and potential sales decline based on timing of potential generic entry.
(8)     Represents the estimated patent expiration date in the United States.
(9)     Royalty was acquired in January 2022.
(10)     AstraZeneca is entitled to certain buyout rights which, if exercised, would result in earlier expiration.
(11)     Represents the portion of the royalties owed to Avillion II attributable to our minority ownership stake in Avillion II.

There can be no assurance that our royalties will expire when expected. Any reductions in the durations of royalties relative to our estimates may adversely affect our financial condition and results of operations. See “Risk Factors” in Item 1A, Risk Factors for further information.

Fixed Payment Arrangements

The table below provides a summary of our fixed payment arrangements:

Funding Arrangement	Therapeutic Area	Key Terms(1)
Biohaven Series A Preferred Shares	Neurology
16 consecutive quarterly payments of $15.6 million to Royalty Pharma from the three months ended March 31, 2021 through the three months ended December 31, 2024 totaling $250.0 million (2.0 times the $125.0 million total purchase price of Series A Biohaven Preferred Shares that Royalty Pharma acquired in 2019).

Biohaven Series B Preferred Shares	Neurology
24 consecutive quarterly payments of $14.8 million to Royalty Pharma from the three months ended March 31, 2025 through the three months ended December 31, 2030 totaling $354.5 million (approximately 1.8 times the $200.0 million total purchase price of Series B Biohaven Preferred Shares that Royalty Pharma has agreed to acquire between the three months ended March 31, 2021 and the three months ended December 31, 2024).

Zavegepant Success-Based Milestones	Neurology
Success-based milestone payments to Royalty Pharma ranging from 1.9 to 2.95 times the funded amount of $250.0 million, depending on achievement of specific regulatory approvals for zavegepant. 40 consecutive quarterly payments commencing on the first day of the second calendar quarter following a milestone event. If zavegepant’s first regulatory approval in migraine is achieved, Royalty Pharma will receive total success-based milestone payments of $475.0 million, or 1.9 times the funded amount, related to this specific approval. Incremental payments of up to 1.05 times the funded amount could be triggered by certain additional regulatory approvals.

MorphoSys Development Funding Bonds	Not applicable
Payments to Royalty Pharma totaling approximately 2.2 times the amount drawn by MorphoSys. Up to $350.0 million in potential funding is available to be drawn through July 15, 2022, with a minimum draw of $150.0 million. 36 consecutive quarterly payments to Royalty Pharma commencing in the ninth quarter following the quarter of the applicable funding date. As of February 15, 2022, the Development Funding Bonds remain undrawn.

Cytokinetics Commercial Launch Funding	Cardiology
Payments to Royalty Pharma totaling 1.9 times the amount drawn for up to five tranches totaling $300.0 million in potential funding to Cytokinetics, including an initial $50.0 million tranche that was funded in the three months ended March 31, 2022. Each subsequent tranche has a 12-month draw period following achievement of certain clinical and regulatory milestones. 34 consecutive quarterly payments to Royalty Pharma commencing on the last business day of the seventh quarter following the quarter of the applicable funding date for each tranche.

(1)     Our fixed payment arrangements are subject to the underlying contractual agreements and legal instruments from which they arise and may be subject to reduction, accelerations, and other adjustments in accordance with the respective terms of such agreements and instruments.

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

Corporate Responsibility

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharma industry. We play an important role in providing capital to the biopharma ecosystem and thereby positively impact human health. Our responsibility to stakeholders is based around three key areas: integrity (maintaining the highest ethical standards), culture (promoting an inclusive and diverse workforce) and taking responsibility (being a responsible citizen). We do not directly conduct biopharmaceutical research and development or manufacture or market the biopharmaceutical assets in which we participate. We strive to invest in novel therapies that address unmet patient needs and to support ethical business practices that drive innovation, competition and patient choice.

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

Culture

A diverse, talented and motivated workforce is essential to maintain our competitive advantages and to successfully execute our business strategy. We consider it highly important to strive for an appropriate gender balance: currently approximately 50% of the workforce of our Manager are women.

Responsibility

We are committed to good corporate citizenship and actively support the work of a number of patient advocacy groups and medical research foundations, including the American Heart Association, the Alliance for Lupus Research, Children of Bellevue, the Melanoma Research Alliance, the National Multiple Sclerosis Society and the Prostate Cancer Foundation. Over one-third (by value) of the transactions we have completed since our founding have been with leading academic and non-profit institutions. By partnering with these institutions, we have provided capital which has been used to further scientific research (for example, the Cystic Fibrosis Foundation) or to help fund capital projects. These diverse organizations are united in their quest to advance science, the careers of scientists and human health around the globe.

Employees

Our directors and executive officers manage our operations and activities. However, we do not currently have any employees or any officers other than our executive officers. Pursuant to the management agreement entered into in connection with our initial public offering (the “Management Agreement”) with the Manager, the Manager performs corporate and administration services for us.

As of December 31, 2021, the Manager had 66 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that the Manager’s relations with its employees are satisfactory.

Human Capital Resources

Because we are “externally managed,” we do not employ our own personnel, but instead depend upon the Manager and its executive officers and employees for all of the services we require. Under the Management Agreement, the Manager manages the assets of our business and sources and evaluates royalty acquisitions. Accordingly, our success is dependent upon the expertise and services of the executive officers and other personnel provided to us through the Manager. The Manager is responsible for the selection of these executive officers and other personnel, and our Board of Directors reviews personnel with the Manager with the objective of evaluating the Manager’s internal capabilities. The Management Agreement requires the Manager’s executives to devote substantially all of their time to managing us, Royalty Pharma Investments 2019 ICAV (“RPI” or “RPI 2019 ICAV”) and any legacy vehicles related to Royalty Pharma Investments, an Irish unit trust (“Old RPI”) unless otherwise approved by our Board of Directors. The Management Agreement also provides for the development of succession plans for the senior management of the Manager by the Management Development and Compensation Committee of our Board of Directors in consultation with the Manager.

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

We do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and believe that we are not engaged primarily in the business of investing, reinvesting or trading in securities. We believe that, for U.S. Investment Company Act purposes, we are engaged primarily, through one or more of our subsidiaries, in the business of purchasing or otherwise acquiring certain obligations that represent part or all of the sales price of merchandise. Our subsidiaries that are so engaged rely on Section 3(c)(5)(A) of the U.S. Investment Company Act, which, according to certain SEC staff interpretations, generally may be available to an issuer that invests at least 55% of its assets in “notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services,” which we refer to as ICA Exception Qualifying Assets and that does not issue any redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates.
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

•the impact of COVID-19, or the future outbreak of any other infectious or contagious diseases, on our operations.
Risks Relating to Our Business

Biopharmaceutical products are subject to sales risks.

Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, obsolescence, lack of acceptance by government healthcare programs and private insurance plans, loss of patent protection, the impact of the COVID-19 global pandemic or other factors and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals or declining sales. As a result, payments of our royalties may be reduced or cease. In addition, these payments may be delayed, causing our near-term financial performance to be weaker than expected.

The royalty market may not grow at the same rate as it has in the past, or at all, and we may not be able to acquire sufficient royalties to sustain the growth of our business.

We have been able to grow our business over time by primarily acquiring royalties. However, we may not be able to identify and acquire a sufficient number of royalties, or royalties of sufficient scale, to invest the full amount of capital that may be available to us in the future, or at our targeted amount and rate of deployment, which could prevent us from executing our growth strategy and negatively impact our results of operations. Changes in the royalty market, including its structure and participants, or a reduction in the growth of the biopharmaceutical industry, could lead to diminished opportunities for us to acquire royalties, fewer royalties (or royalties of significant scale) being available, or increased competition for royalties. Even if we continue to acquire royalties, they may not generate a meaningful return for a period of several years, if at all, due to the price we pay for such royalties or other factors relating to the underlying products. As a result, we may not be able to continue to grow as we have in the past, or at all.

Acquisitions of royalties from development-stage biopharmaceutical product candidates are subject to a number of uncertainties.

We may acquire more royalties on development-stage product candidates that have not yet received marketing approval by any regulatory authority. There can be no assurance that the FDA, the European Medicines Agency (“EMA”) or other regulatory authorities will approve such products or that such products will be brought to market timely or at all, or that the market will be receptive to such products. For example, in January 2016, we partnered with Pfizer to provide up to $300 million in funding for Pfizer’s ongoing Phase 3 clinical trials, the PALLAS and PENELOPE-B trials, of Ibrance (palbociclib) for the adjuvant treatment of breast cancer. On May 29, 2020, Pfizer reported that the independent data monitoring committee for the PALLAS trial had concluded after the recent interim analysis that the PALLAS trial is “unlikely to show a statistically significant improvement in the primary endpoint of invasive disease-free survival.” Subsequently on October 9, 2020, Pfizer announced that the Phase 3 PENELOPE-B trial did not meet the primary endpoint of improved invasive disease-free survival in women with hormone receptor-positive (HR+), human epidermal growth factor-negative early breast cancer who have residual invasive disease after completing neoadjuvant chemotherapy. If the FDA, the EMA or other regulatory authority approves a development-stage product candidate that generates our royalties, the labeling, packaging, manufacturing, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

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

While we believe that we can evaluate the likelihood of a development-stage product candidate’s approval and achieving significant sales, there can be no assurance that our assumptions will prove correct, that regulatory authorities will approve such development-stage product candidates, that such development-stage product candidates will be brought to market timely or at all, or that such products will achieve commercial success.

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
We may undertake strategic acquisitions of biopharmaceutical companies with significant royalty assets. Our failure to realize expected benefits of such acquisitions or our incurrence of unanticipated liabilities, could adversely affect our business, financial condition and results of operations.
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
• our ability to pay dividends to our shareholders may be restricted; and
• to the extent that interest rates at which we borrow increase, our borrowing costs will increase and our leveraging strategy will become more costly, which could lead to diminished net profits.
We do not employ our own personnel and are entirely dependent upon the Manager for all the services we require.
Because we are “externally managed,” we do not employ our own personnel but instead depend upon the Manager, its executive officers and its employees for all of the services we require. The Manager selects and manages the acquisition of royalties and similar payment streams that meet our investment criteria and provides all of our other administrative services. Accordingly, our success is dependent upon the expertise and services of the executive officers and other personnel provided to us through the Manager. The Management Agreement has an initial term of ten years, after which it can be renewed for an additional term of three years, unless either we or the Manager provide notice of non-renewal 180 days prior the expiration of the initial term or renewal term. The Manager may not be removed during the initial or any renewal term without cause. While our agreement with the Manager requires its executives to devote substantially all of their time to managing us and any legacy vehicles related to Old RPI or RPI unless otherwise approved by the board of directors, such resources may prove to be inadequate to meet our needs.
The success of our business depends upon key members of the Manager’s senior advisory team who may not continue to work for the Manager.
We depend on the expertise, skill and network of business contacts of the advisory professionals of the Manager, who evaluate, negotiate, structure, execute, monitor and service our assets in accordance with the terms of the Management Agreement between us and the Manager. Our future success depends to a significant extent on the continued service and coordination of the senior advisory professionals of the Manager, particularly Mr. Legorreta. Pursuant to the Management Agreement, executives of the Manager must devote substantially all of their business time to managing us, unless otherwise approved by the board of directors. Despite this, Mr. Legorreta and other key advisory professionals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our business. Each of these individuals is an employee of the Manager and is not subject to an employment contract with us. The departure of any of these individuals or competing demands on their time in the future could impact our ability to achieve our business objectives. This could adversely affect our financial condition and results of operations.
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
Pursuant to the Management Agreement, the Manager cannot manage another entity that invests in or acquires royalties other than any legacy vehicle related to Old RPI or RPI. Every executive of our Manager is subject to a non-compete agreement that is effective for 18 months following termination of their employment with the Manager for any reason. We are a beneficiary of this agreement. In addition, executives of the Manager must devote substantially all of their business time to managing us and any legacy vehicle related to Old RPI or RPI, unless otherwise approved by the board of directors. Despite this, the ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us.

Furthermore, there could be conflicts of interest between us and our senior advisory personnel. For instance, Mr. Legorreta, our Chief Executive Officer, is also a co-founder of and has significant influence over Pharmakon Advisors, which shares physical premises with the Manager. Pharmakon manages BioPharma Credit PLC (LSE: BPCR) and other investment vehicles that collectively are leading providers of debt capital to the biopharmaceutical industry. Mr. Legorreta has a substantial investment in BioPharma Credit. Even though he has the involvement with Pharmakon and BioPharma Credit PLC described above, Mr. Legorreta does not have any material constraints on the time he has available to devote to us and the Manager. From time to time, the Manager and Pharmakon may pursue similar investment opportunities for their respective clients, although we believe that actual conflicts of interest are rare due to the differing investment strategies of Pharmakon and us, and the fact that royalty holders, rather than Pharmakon and us, determine the type of transaction they seek. Under arrangements with Pharmakon, the Manager subleases office space to Pharmakon, and the parties may provide research, business development, legal, compliance, financial and administrative services to one another. The Manager and Pharmakon reimburse each other to the extent that one of them provides materially more services to the other than they receive in return. In consideration of the support provided to Pharmakon by the Manager, certain employees of the Manager receive compensation from Pharmakon. In addition, Mr. Legorreta has founded and participates in two foundations that provide medical research funding.
In addition, the structure of our Manager’s compensation arrangements may have unintended consequences for us. We have agreed to pay our Manager or its affiliates quarterly operating and personnel expenses (the “Operating and Personnel Payments”), a portion of which is based on the mark-to-market value of security investments, including equity securities and derivative financial instruments, at the end of each quarter and is payable to the Manager regardless of whether we realize any gain on the security investments when sold. Consequently, the Manager may be incentivized to have us make security investments regardless of our expected gain on such investments, which may not align with our or our shareholders’ long-term interests.
To service our indebtedness and meet our other ongoing liquidity needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. If we cannot generate the required cash, we may not be able to make the required payments under our indebtedness.
As of December 31, 2021, our total principal amount of Notes outstanding was $7.3 billion. In addition, we have up to $1.5 billion of available revolving commitments under our unsecured revolving credit facility (the “Revolving Credit Facility”). Except for RP Holdings, our subsidiaries that do not guarantee the Notes will have no obligation, contingent or otherwise, to pay amounts due under the Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
Absent sufficient cash flow and the ability to refinance, we could also be forced to sell assets to make up for any shortfall in our payment obligations. However, the terms of the agreements that govern our existing outstanding debt limit, our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. Accordingly, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations on our indebtedness.

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
In accordance with generally accepted accounting principles in the United States GAAP, we classify most royalty assets that we acquire as financial assets that are measured at amortized cost using the prospective effective interest method described in ASC 835-30. The effective interest rate is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the initial invested amount, net of any purchased receivables. A critical component of such forecast is our assumptions regarding duration of the royalty.
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
While our current asset portfolio includes royalties relating to over 35 marketed products and ten development-stage product candidates, the top five product franchises accounted for 67% of our royalty receipts in the year ended December 31,
2021. In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition and results of operations.
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
Most of our royalties are classified as financial assets that are measured at amortized cost using the effective interest method as a result of which our GAAP results of operations can be volatile and unpredictable.
In accordance with GAAP, most of the royalty assets we acquire are treated as investments in cash flow streams and are thus classified as financial assets. Under this classification, our financial royalty assets are treated as having a yield component that resembles loans measured at amortized cost under the effective interest accounting methodology. Under this accounting methodology, we calculate the effective interest rate on each financial royalty asset using a forecast of the expected cash flows to be received over the life of the financial royalty asset relative to the initial acquisition price. The yield, which is calculated at the end of each reporting period and applied prospectively, is then recognized via accretion into our income at the effective rate of return over the expected life of the financial royalty asset.
As a result of the non-cash charges associated with the application of the effective interest method accounting methodology, our income statement activity in respect of many of our royalties can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise royalty, which is classified as a financial royalty asset. Beginning in the second quarter of 2015, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expenses to the income statement and build up a corresponding cumulative allowance which reduced the gross balance for this financial royalty asset. Over the course of 10 quarters, we recognized non-cash provision expenses as a result of these changes in forecasts, including a non-cash expense of $743.2 million in 2016, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017 related to this financial royalty asset. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty. While small reductions in the cumulative allowance for the cystic fibrosis franchise were recognized as provision income in 2017 and 2018, there remained a $1.10 billion cumulative allowance that was fully reduced by $1.10 billion in 2019 as a result of an increase in sell-side equity research analysts’ consensus sales forecasts associated with the Trikafta approval. The financial statement impact caused by the application of the effective interest accounting methodology could result in a negative perception of our results in a given period.

Sales of the products that generate our royalties are subject to uncertainty related to healthcare reimbursement policies, managed care considerations and pricing pressures.
In both the U.S. and non-U.S. markets, sales of biopharmaceutical products, and the success of such products, depends in part on the availability and extent of coverage and reimbursement from third-party payors, including government healthcare programs and private insurance plans.
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
The procedures to approve biopharmaceutical products for commercialization vary among countries and can involve additional testing and time. Such procedures may include on-site inspections by regulatory authorities at clinical trial sites or manufacturing facilities, which inspections may be delayed by travel restrictions imposed in response to the COVID-19 pandemic or other pandemics. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and many include additional risks, such as pricing approval.
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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. Furthermore, changes in patent laws or interpretation of patent laws in the United States and in other jurisdictions could increase the uncertainties surrounding the successful prosecution of patent applications and the successful enforcement or defense of issued patents by our partners, all of which could diminish the value of patent protection relating to the biopharmaceutical assets. As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights of our partners and their marketers are highly uncertain. In addition, such third parties’ pending and future patent applications may not result in patents being issued which protect their products, development-stage product candidates and technologies or which effectively prevent others from commercializing competitive products, development-stage product candidates and technologies. Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance.
Even if the patent applications our partners and their marketers license or own do issue as patents, they may not issue in a form that will provide them with any meaningful protection, prevent competitors or other third parties from competing with them or otherwise provide them with any competitive advantage. Competitors or other third parties may be able to circumvent patents of our partners and their marketers by developing similar or alternative products in a non-infringing manner. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit the ability of our partners and their marketers from preventing others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of their products, development-stage product candidates and technologies.
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
The internal computer systems of our counterparties may fail or suffer security breaches, which could result in a significant disruption of their ability to operate their business effectively, adversely affect the cash flow generated by the related biopharmaceutical products, and adversely affect our business, financial condition and results of operations.
The internal computer systems and cloud-based computing services of our counterparties and those of their current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We have been subject to cyber-based attacks and unauthorized access in the past. If such an event were to occur in the future and cause interruptions in their operations, it could result in a disruption of their development and commercialization programs and business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. To the extent that any disruption or security breach were to result in a loss of, or damage to, a counterparties’ data or applications, or inappropriate disclosure of confidential or proprietary information, our partners’ operations may be harmed and the development and commercialization of their products, development-stage product candidates and technologies could be delayed. Such an event may reduce the amount of cash flow generated by the related biopharmaceutical products and therefore adversely affect our business, financial condition and results of operations.
Our ability to pay periodic dividends to our shareholders or make share repurchases may be limited by applicable provisions of English law and contractual restrictions and obligations.
Under English law, we will only be able to declare dividends, make distributions or repurchase shares (other than out of the proceeds of a new issuance of shares for that purpose) out of profits available for distribution. Profits available for distribution are accumulated, realized profits, to the extent that they have not been previously utilized by distribution or capitalization, less its accumulated, realized losses, to the extent that they have not been previously written off in a reduction or reorganization of capital duly made. The amount of our distributable reserves is a cumulative calculation. We may be profitable in a single financial year but unable to pay a dividend or make share repurchases if our accumulated, realized profits do not offset all previous years’ accumulated, realized losses. Additionally, we may only make a distribution if our net assets are not less than the amount of our aggregate called-up share capital and distributable reserves, and if, and to the extent that, the distribution does not reduce the amount of those assets to less than that aggregate.
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
There can be no assurance that any dividends, whether quarterly or otherwise, will or can be paid or that any shares will or can be repurchased. Our ability to pay dividends to our shareholders or make share repurchases depends on a number of factors, including among other things, general economic and business conditions, our strategic plans and prospects, our business and acquisition opportunities, our financial condition and results of operations, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, restrictions and other implications on the payment of dividends by us to our shareholders or make any share repurchases and such other factors as our board of directors may deem relevant.
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
Our board of directors may make decisions with respect to the cash generated from our operations that may result in no dividends paid to our shareholders or no repurchases made of our ordinary shares.
Our board of directors is under no obligation to pay dividends, make distributions or repurchase our ordinary shares and it may decide to use cash to fund asset acquisitions or operations in lieu of paying dividends, making distributions or repurchasing our ordinary shares. We will pay Equity Performance Awards to an affiliate of the Manager based on our Net Economic Profit regardless of whether any dividends are paid to our shareholders or any ordinary shares are repurchased. Our board of directors’ decisions with respect to our cash may result in no dividends to our shareholders and no ordinary shares repurchased. Furthermore, our board of directors’ decisions with respect to dividends or repurchases of ordinary shares may adversely affect the market price of our Class A ordinary shares. In the event that we generate positive income, but pay limited or no dividends, holders of Class A ordinary shares may, if they have made certain elections for U.S. federal income tax purposes with respect to their Class A ordinary shares, have a tax liability on our income in excess of the actual cash dividends received by such holders. If our board of directors decides to approve limited or no dividends or repurchases of ordinary shares, the primary remedy for holders of Class A ordinary shares will be to sell their shares at prevailing market prices, including at a loss, which prices may be low due to unfavorable or inconsistent dividends or repurchases of our ordinary shares.
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
We are a holding company with no material direct operations. Our principal asset is our controlling equity interest in RP Holdings. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends on our Class A ordinary shares. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. If the cash we receive from our subsidiaries pursuant to dividend payments is insufficient for us to fund our obligations, or if a subsidiary is unable to pay dividends to us, provided that we have sufficient distributable profits, our net assets exceed the total of our called-up share capital and distributable reserves and any dividend would not reduce our net assets to less than such total, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets to fund the payment of the dividends. However, there is no assurance that we would be able to raise cash by these means. If the ability of any of our subsidiaries to pay dividends or make other distributions or payments to us is materially restricted by regulatory or legal requirements, bankruptcy or insolvency, or our need to maintain our financial strength ratings, or is limited due to operating results or other factors, it could adversely affect our ability to pay our operating costs and other corporate expenses and we may be unable to, or our board may exercise its discretion not to, pay dividends.
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
• timing and rate of capital deployment, including relative to estimates;
• changes in our portfolio mix or acquisition strategy;
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
English law also generally prohibits a public company from repurchasing its own shares by way of “off market purchases” without the prior approval of shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and other formalities. Such approval may be for a maximum period of up to five years but may be sought more frequently. English law prohibits us from conducting “on market purchases” as our shares are listed on the NASDAQ and will not be traded on a recognized investment exchange in the United Kingdom.
The United Kingdom’s vote in favor of withdrawing from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could reduce the market price of our Class A ordinary shares.
The withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”) took effect on January 31, 2020. On December 30, 2020, the United Kingdom passed legislation giving effect to a trade and cooperation agreement, with the EU, which became effective on May 1, 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it related to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Notably, under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire EU single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the impact on the regulatory regime with respect to obtaining marketing approval of our development-stage product candidates in the United Kingdom remains unclear. The United Kingdom will no longer be covered by the centralized procedures for obtaining European Union-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products will be required in the United Kingdom. Depending on the outcome of these developments, we could face new regulatory costs and challenges that could adversely affect our operations and the market price of our Class A ordinary shares.

If our Class A ordinary shares are not eligible for deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted.
The facilities of The Depository Trust Company (“DTC”) are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. While our Class A ordinary shares are eligible for deposit and clearing within the DTC system and DTC has agreed to accept our Class A ordinary shares for deposit and clearing within its facilities in certain specified circumstances, DTC will generally have discretion to cease to act as a depository and clearing agency for the Class A ordinary shares, including to the extent that any changes in U.K. law change the stamp duty or stamp duty reserve tax (“SDRT”) position in relation to the Class A ordinary shares. If DTC determined at any time that the shares were not eligible for continued deposit and clearance within its facilities, then we believe the shares would not be eligible for continued listing on a U.S. securities exchange and trading in the shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could adversely affect the market price of our Class A ordinary shares.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the requirements of the U.S. Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), and the requirements of the U.K. Companies Act and, if applicable, the Takeover Code. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.
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
We are required to comply with Section 404 of the Sarbanes-Oxley Act, which requires management assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately and to prepare financial statements within required time periods could be adversely affected, which could subject us to regulatory consequences, including sanctions by the SEC, negatively affect investor confidence in our financial statements, restrict access to capital markets and adversely impact the market price of our Class A ordinary shares.
Our compliance with the requirements under the Exchange Act, the Sarbanes-Oxley Act, the U.K. Companies Act and, if applicable, the Takeover Code and the rules and regulations thereunder increases our legal and financial compliance costs and makes some activities more time consuming and costly. These rules and regulations have made it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may in the future be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We may not be able to predict or estimate accurately the amount of additional costs we may incur or the timing of such costs.
Risks Relating to Taxation
Our structure involves complex provisions of tax law for which no clear precedent or authority may be available. Our structure also is subject to potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
Our tax treatment, including Irish, U.K. and U.S. federal income tax treatment, depends in some instances on determinations of fact and interpretations of complex provisions of applicable tax law for which no clear precedent or authority may be available. You should be aware that our tax position is not free from doubt, and that applicable tax rules are generally subject to ongoing review by legislative and administrative bodies and relevant tax authorities, as well as by the Organization for Economic Co-operation and Development (“OECD”), which is continuously considering recommendations for changes to existing tax rules. These review processes could result in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. No ruling will be sought from the relevant tax authority regarding any of the tax issues discussed herein, and no assurance can be given that the relevant tax authorities will not challenge any of our tax positions and that such challenge would not succeed. If any such position is successfully challenged, our tax liabilities could materially increase, which would have an adverse effect on our profitability and cash flows.

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
Specifically, with respect to certain U.S.-source income, we expect that our subsidiaries will be eligible for benefits under the U.S.-Ireland income tax treaty (the “Treaty”), and, under that Treaty, will not be subject to any U.S. withholding taxes on such U.S.-source payments. Our current treaty position with respect to U.S.-source payments relies in part on U.S. citizens or tax residents (as defined for purposes of the Treaty) owning, directly or indirectly, at least 50% of the beneficial interest in, or at least 50% of the aggregate vote and value of, each of our subsidiaries that earns U.S.-source income. Our treaty position is based on the current U.S. status of the majority of the existing indirect investors in RP Holdings and Old RPI. Subject to certain exceptions, the existing indirect U.S. investors in RP Holdings have the right to exchange their interests for our publicly traded Class A ordinary shares. Such publicly traded Class A ordinary shares could be further transferred on the public market to other persons. Therefore, it is possible that over time U.S. persons will own indirectly in the aggregate less than 50% of the interests in our subsidiaries. We currently expect that our Class A ordinary shares and other existing indirect interests in RP Holdings and Old RPI in the aggregate will continue to be owned in sufficient amount by U.S. citizens or tax residents, and that we will be able to establish such ownership, for purposes of satisfying the 50% ownership requirement under the Treaty. However, there is no assurance that RP Holdings and Old RPI will continue to be owned directly or indirectly by sufficient U.S. citizens or residents or that we will be able to establish to the IRS’ satisfaction such ownership for purposes of satisfying the 50% U.S. ownership requirement under the Treaty. It is possible that if the indirect U.S. ownership in our subsidiaries becomes lower than 50% (or we cannot establish such ownership) we may in the future be able to qualify for another applicable exemption from U.S. withholding under the Treaty, but there can be no assurance in this regard. A substantial portion of our revenue is, and is expected to continue to be, derived from U.S.-source royalties. Therefore, if our subsidiaries failed to qualify for an exemption from U.S. withholding tax under the Treaty (by satisfying either the 50% U.S. ownership requirement or an alternative Treaty exemption) and such royalties were subject to a 30% U.S. withholding tax, our financial position, profitability and cash flows could be adversely affected.
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
If our subsidiaries are considered to be engaged in a U.S. trade or business, we could be liable for significant U.S. taxation.
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

Distributions that we pay to individual and other non-corporate U.S. Holders will not be eligible for taxation at reduced rates, which could potentially adversely affect the value of our Class A ordinary shares.
Distributions made to non-corporate U.S. Holders will not be eligible for taxation at reduced tax rates generally applicable to dividends paid by certain U.S. corporations and “qualified foreign corporations” because of our status as a passive foreign investment company (“PFIC”). The more favorable rates applicable to qualifying corporate dividends could cause individuals to perceive investment in our Class A ordinary shares to be less attractive than investment in the shares of other corporations because of our PFIC status, and this perception could adversely affect the value of our Class A ordinary shares.

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
Our financial statements are prepared in accordance with GAAP, which are periodically revised, interpreted and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies. It is possible that future accounting standards we are required to adopt may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Such changes could adversely affect our financial condition and results of operations.

The current outbreak of the novel coronavirus, or COVID-19, or the future outbreak of any other infectious or contagious diseases, could materially and adversely affect our results of operations, financial condition and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.
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
To date, certain marketers of some of our portfolio products have commented that the performance of these products have been impacted by the COVID-19 pandemic. However, the COVID-19 pandemic has not resulted in a material effect to our results of operations and liquidity and we do not believe it is reasonably likely to in the future. Nevertheless, COVID-19 presents material uncertainty which could adversely affect our results of operations, financial condition and cash flows.

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

Item 3.         LEGAL PROCEEDINGS

From time to time, we may be a party to various claims, charges and litigation matters arising in the ordinary course of business. Management and legal counsel regularly review the probable outcome of such proceedings. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not adversely affect our business, financial condition or results of operations.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II.

Item 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A ordinary shares are traded in the Nasdaq Global Select Market under the symbol “RPRX”. Our Class B ordinary shares are not listed on any stock exchange nor traded on any public market. As of February 11, 2022, there were 2 shareholders of record of our Class A ordinary shares and 2 shareholders of record of our Class B ordinary shares. The number of record holders does not include persons who held our Class A ordinary shares in nominee or “street name” accounts through brokers or other institutions on behalf of shareholders.

Use of Proceeds

None.

Dividends

In the year ended December 31, 2021, we declared and paid four quarterly cash dividends of $0.17 per Class A ordinary share for an aggregate amount of $285.2 million to holders of our Class A ordinary shares. Future dividends are subject to declaration by the board of directors. To the extent approved and payable, we intend to pay dividends on or about March 15, June 15, September 15 and December 15 to holders of record on or about the twentieth day of each such prior month.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Stock Performance Graph

The graph below compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, on our Class A ordinary shares, the Standard & Poor’s 500 Index (“S&P 500”) and the Nasdaq Composite Index (“Nasdaq Composite”). The graph assumes an initial investment of $100 in our Class A ordinary shares at the market close on June 16, 2020, which was our initial trading day and its relative performance is tracked through December 31, 2021. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A ordinary shares.

The above performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in the year ended December 31, 2021.

Issuer Purchases of Equity Securities

None.

Item 6.         Reserved

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

Royalty Pharma plc is an English public limited company incorporated under the laws of England and Wales that was created for the purpose of consolidating our predecessor entities and facilitating the initial public offering (“IPO”) of our Class A ordinary shares that was completed in June 2020. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. After the consummation of the Exchange Offer Transactions (as defined below) and execution of the Management Agreement (collectively, the “Reorganization Transactions”) in February 2020 and before the consummation of the IPO, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”). Prior to the Reorganization Transactions, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma Investments, an Irish unit trust (“Old RPI”).

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, Biogen’s Tysabri, Johnson & Johnson’s Tremfya, Gilead’s Trodelvy, Merck’s Januvia, Novartis’ Promacta, Vertex’s Kalydeco, Orkambi, Symdeko and Trikafta, and ten development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

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

We classify our royalty acquisitions by the approval status of the therapy at the time of acquisition:

•Approved Products – We acquire royalties in approved products that generate predictable cash flows and may offer upside potential from unapproved indications. Since inception in 1996 through 2021, we have deployed $15.0 billion of cash to acquire royalties on approved products. From 2012 through 2021, we have acquired $10.2 billion of royalties on approved products.

•Development-Stage Product Candidates – We acquire royalties on development-stage product candidates that have demonstrated strong clinical proof of concept. From 2012, when we began acquiring royalties on development-stage product candidates, through 2021, we have deployed $7.8 billion to acquire royalties on development-stage product candidates.

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

•Synthetic/Hybrid Royalties – A synthetic royalty is the contractual right to a percentage of top-line sales created by the developer and/or marketer of a therapy in exchange for funding. A synthetic royalty may also include contingent milestone payments, or be structured as a long-term stream of fixed-payments with a predetermined schedule. In many of our synthetic royalties, we may also make investments in the public equity of the company, where the main value driver of the company is the product on which we concurrently acquired a royalty.

•Research & Development (“R&D”) Funding – We have historically funded ongoing R&D, typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved. We have also made upfront R&D payments to biotechnology companies to acquire royalties and/or milestones on development-stage product candidates.

•M&A – We acquire royalties in connection with M&A transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

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

The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish unit trust. From the Exchange Date until the expiration of the Legacy Investors Partnerships’ investment period on June 30, 2020 (the “Legacy Date”), the Legacy Investors Partnerships had the option to participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI ceased making new investments and each of Old RPI and the Legacy Investors Partnerships became legacy entities. Following the Legacy Date, we have made and plan to make new investments solely through our subsidiaries.

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

Understanding Our Financial Reporting

In accordance with U.S. GAAP, most of the royalties we acquire are treated as investments in cash flow streams and are thus classified as financial assets. These investments have yield components that most closely resemble loans measured at amortized cost under the effective interest accounting methodology. Under this accounting methodology, we calculate the effective interest rate on each financial royalty asset using a forecast of the expected cash flows to be received over the life of the financial royalty asset relative to the initial acquisition price. The yield, which is calculated at the end of each reporting period and applied prospectively, is then recognized via accretion into our income at the effective rate of return over the expected life of the financial royalty asset.

The preparation of our financial statements in this manner requires the use of estimates, judgments and assumptions that affect both our reported assets and liabilities and our income and revenue and expenses. The most significant judgments and estimates applied by management are associated with the measurement of income derived from our financial royalty assets, including management’s judgment in forecasting the expected future cash flows of the underlying royalties and the expected duration of the financial royalty asset. Our cash flow forecasts are generated and updated each reporting period by manually compiling sell-side equity research analysts’ consensus sales estimates for each of the products in which we own royalties. We then calculate our expected royalty cash flows using these consensus sales forecasts. In any given reporting period, any decline or increase in the expected future cash flows associated with a financial royalty asset is recognized in our income statement as non-cash provision expense or provision income, respectively.

As a result of the non-cash charges associated with applying the effective interest method accounting methodology, our income statement activity in respect of many of our royalties can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise royalty, which is classified as a financial royalty asset. Beginning in the second quarter of 2015, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expenses to the income statement and build up a corresponding cumulative allowance which reduced the gross balance for this financial royalty asset. Over the course of 10 quarters, we recognized non-cash provision expenses as a result of these changes in forecasts including non-cash provision expense of $743.2 million in 2016, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017 related to this financial royalty asset. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty. While small reductions in the cumulative allowance for the cystic fibrosis franchise were recognized as provision income in 2017 and 2018, there remained a $1.10 billion cumulative allowance that was fully reduced by $1.10 billion recognized in 2019 as a result of an increase in sell-side equity research analysts’ consensus sales forecasts associated with the Trikafta approval. This example illustrates the volatility caused by our accounting model. Therefore, management believes investors should not look to income from royalties and the associated provision for changes in future cash flows as a measure of our near-term financial performance or as a source for predicting future income or growth trends.

Our operations have historically been financed primarily with cash flows generated by our royalties. Due to the nature of our accounting methodology for our financial royalty assets, there is no direct correlation between our income from royalties and our royalty receipts. As noted above, income from such royalties is measured at amortized cost under the effective interest method accounting methodology. Given the importance of cash flows and their predictability to management’s operation of the business, management uses royalty receipts as the primary measure of our operating performance. Royalty receipts refer to the summation of the following line items from our GAAP Statement of Cash Flows: Cash collections from financial royalty assets, Cash collections from intangible royalty assets, Other royalty cash collections, Proceeds from available for sale debt securities and Distributions from non-consolidated affiliates.

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

Portfolio Overview

Our portfolio consists of royalties on more than 35 marketed therapies and ten development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neurology, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The     table below includes royalty receipts for the years ended December 31, 2021 and 2020 in order of contributions to royalty receipts for the year ended December 31, 2021.

			Royalty Receipts
(in thousands)			Years Ended December 31,
	Marketer(s)	Therapeutic Area	2021	2020
Products
Cystic fibrosis franchise (1)	Vertex	Rare disease	$702,140	$551,338
Tysabri	Biogen	Neurology	369,149	345,845
Imbruvica	AbbVie, Johnson & Johnson	Cancer	352,911	322,071
Promacta	Novartis	Hematology	173,621	143,741
Xtandi	Pfizer, Astellas	Cancer	158,103	146,374
Januvia, Janumet, Other DPP-IVs (2)	Merck & Co., others	Diabetes	151,158	143,753
HIV franchise (3)	Gilead, others	Infectious disease	78,038	293,808
Nurtec ODT/Biohaven payment (4)	Biohaven, Pfizer	Neurology	70,188	3,667
Prevymis	Merck & Co.	Infectious disease	37,505	21,492
Farxiga/Onglyza	AstraZeneca	Diabetes	36,378	25,004
Tremfya	Johnson & Johnson	Immunology	35,718	—
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	33,722	—
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	16,741	9,454
Evrysdi	Roche	Rare disease	16,098	273
Emgality	Lilly	Neurology	15,481	9,529
Erleada	Johnson & Johnson	Cancer	14,227	7,876
Trodelvy	Gilead	Cancer	13,395	3,031
IDHIFA	Bristol Myers Squibb	Cancer	12,404	6,111
Orladeyo	BioCryst	Rare disease	6,740	—
Tazverik	Epizyme	Cancer	2,794	522
Oxlumo	Alnylam	Rare disease	1,248	—
Other products (5)			310,783	310,510
Total royalty receipts			$2,608,542	$2,344,399
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

(4) Includes royalty receipts for Nurtec ODT of $7.7 million for the year ended December 31, 2021 and quarterly redemptions of $15.6 million of the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the Statement of Cash Flows) in 2021. For the year ended December 31, 2020, the amount also includes a payment from Biohaven in respect of an expired option to exercise additional funding of the Biohaven Series A Preferred Shares which is presented as Proceeds from available for sale debt securities on the Statement of Cash Flows in 2020.
(5) Other products primarily include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Lexiscan, Soliqua, Nesina, Cimzia, Letairis, Entyvio, Myozyme, Mircera and Lyrica. Other products for the year ended December 31, 2021 includes a one-time milestone payment of $45.0 million that we received on Soliqua. Other products for the year ended December 31, 2020 includes a one-time $21.3 million distribution from Avillion in respect of the Merck KGaA Asset (defined below) for which the receipt is presented as Distributions from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows. Subsequent to the Exchange Offer Transactions, other products also includes contributions from the Legacy SLP Interest (defined below).

Financial Overview

Financial highlights

•Net cash provided by operating activities totaled $2.0 billion, $2.0 billion and $1.7 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Net cash provided by operating activities is the closest comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $2.1 billion, $1.8 billion and $2.1 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $1.9 billion, $1.6 billion and $2.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $1.8 billion, $1.5 billion and $1.6 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

Understanding Our Results of Operations

In connection with our IPO, Royalty Pharma plc became a holding company whose principal asset is a controlling equity interest in RP Holdings, which is the sole equity owner of RPI 2019 ICAV, an entity that is included in our consolidated financial statements. We report non-controlling interest related to four minority interests in our subsidiaries held by third parties.

1.     The first minority interest is attributable to the Legacy Investors Partnerships’ 18% ownership interest in Old RPI. The value of this non-controlling interest will decline over time as the assets in Old RPI expire.

2.     The second minority interest is attributable to the RP Holdings Class C ordinary share (the “RP Holdings Class C Special Interest”) held by RPI EPA Holdings, LP (“EPA Holdings”), an affiliate of the Manager. Income will not be allocated to this non-controlling interest until certain conditions are met.

3.     The third minority interest is attributable to the RP Holdings Class B Interests held indirectly by the Continuing Investors Partnerships, which represent an approximate 29% ownership interest in RP Holdings as of December 31, 2021 and are exchangeable for our Class A ordinary shares. The value of this non-controlling interest will decline over time if the investors who indirectly own the RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares. During the year ended December 31, 2021, 44,763 thousand RP Holdings Class B Interests were exchanged for our Class A ordinary shares.

4.     The fourth minority interest is attributable to a de minimis interest in RPCT held by RPSFT as a result of a 2011 reorganization transaction. The value of this non-controlling interest will decline over time as the royalty assets owned by RPCT expire and is expected to be substantially eliminated by the end of 2022.

The fourth non-controlling interest related to ownership in RPCT held by RPSFT, is the only non-controlling interest that existed prior to the Exchange Offer Transactions and is reflected in our financial statements through December 31, 2019. The non-controlling interest related to the Legacy Investors Partnerships’ 18% ownership interest in Old RPI is reflected in our financial statements from and after the Exchange Date. The other two non-controlling interests are reflected in our financial statements from and after the date of our IPO. All of the results of operations of RP Holdings, Old RPI and RPCT are consolidated into our financial statements.

Following the IPO, EPA Holdings is entitled to receive Equity Performance Awards through its RP Holdings Class C Special Interest. Equity Performance Awards owed to EPA Holdings will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interest related to the RP Holdings Class C Special Interest at that time. We do not currently expect any material Equity Performance Awards to be payable until certain performance conditions are met, which we do not expect to occur until the mid-2020s.

Total income and other revenues

Total income and other revenues is primarily comprised of income from our financial royalty assets, royalty revenue from our intangible royalty assets, and royalty income arising from successful commercialization of products developed through joint R&D funding arrangements. Most of our royalties on both approved products and development-stage product candidates that are not accounted for as R&D funding expense are classified as financial assets as our ownership rights are generally passive in nature. In instances in which we acquire a royalty that does include more substantial rights or ownership of the underlying intellectual property, we classify such royalties as intangible assets.

We recognize interest income related to our financial royalty assets. Royalty revenue relates solely to revenue from our DPP-IV patent estate for which the patent rights have been licensed to various counterparties. For the years ended December 31, 2021 and 2020, the royalty payors accounting for greater than 10% of our total income and other revenues in any one year are shown in the table below:

		Years Ended December 31,
Royalty Payor	Product(s)	2021	2020
Vertex	Cystic fibrosis franchise	33%	29%
AbbVie	Imbruvica	17%	19%
Gilead	HIV franchise, Letairis, Lexiscan, Trodelvy (1)	*	14%
Biogen	Tysabri	*	10%
(1) We began recognizing income related to Trodelvy in the three months ended June 30, 2020.
*Represents less than 10%.

Income from financial royalty assets

Our financial royalty assets represent investments in cash flow streams with yield components that most closely resemble loans measured at amortized cost under the effective interest method. We calculate the effective interest rate using forecasted expected cash flows to be received over the life of the royalty asset relative to the initial acquisition price. Interest income is recognized at the effective rate of return over the expected life of the asset, which is calculated at the end of each reporting period and applied prospectively. As changes in sell-side equity research analysts’ consensus sales estimates are updated on a quarterly basis, the effective rate of return changes. For example, if sell-side equity research analysts’ consensus sales forecasts increase, the yield to derive income on a financial royalty asset will increase and result in higher income for subsequent periods.

Variables affecting the recognition of interest income from financial royalty assets on individual products under the prospective effective interest method include any one of the following: (1) additional acquisitions, (2) changes in expected cash flows of the underlying pharmaceutical products, derived primarily from sell-side equity research analysts’ consensus sales forecasts, (3) regulatory approval of additional indications which leads to new cash flow streams, (4) changes to the estimated duration of the royalty (i.e., patent expiration date) and (5) changes in amounts and timing of projected royalty receipts and milestone payments. Our financial royalty assets are directly linked to sales of underlying pharmaceutical products whose life cycle typically peaks at a point in time, followed frequently by declining sales trends due to the entry of generic competition, resulting in natural declines in the asset balance and periodic interest income over the life of our royalties. The recognition of interest income from royalties requires management to make estimates and assumptions around many factors, including those impacting the variables noted above.

Revenue from intangible royalty assets

Revenue from intangible royalty assets is derived from sales of Januvia, Janumet and other DPP-IV products by our licensees.

Other royalty income

Other royalty income includes primarily income from financial royalty assets that have been fully amortized by the expected expiry date and royalty income from synthetic royalties arising out of R&D funding arrangements. Occasionally, a royalty asset may be amortized on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial royalty asset remains. Similarly, we may continue to collect royalties on a financial royalty asset beyond the estimated patent expiration date by which the financial asset was amortized in full. In each scenario where a financial royalty asset has been fully amortized, income from such royalty is recognized as Other royalty income.

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

The provision for changes in expected cash flows is the current period activity resulting from adjustments to the cumulative allowance for changes in expected cash flows, which is netted against the non-current portion of Financial royalty assets, net balance on the consolidated balance sheets. As discussed above, income is accreted on our financial royalty assets using the effective interest method. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly to the income statement through the line item Provision for changes in expected cash flows from financial royalty assets. If, in a subsequent period, there is an increase in expected cash flows or if actual cash flows are greater than cash flows previously expected, we reduce the cumulative allowance previously established for a financial royalty asset for the incremental increase in the present value of cash flows expected to be collected. This results in provision income (i.e., a credit to the provision).

Most of the same variables and management’s estimates affecting the recognition of interest income on our financial royalty assets also impact the provision. In any period, we will recognize provision income or expense as a result of the following factors: (1) changes in expected cash flows of the underlying pharmaceutical products, derived primarily from sell-side equity research analysts’ consensus sales forecasts, (2) regulatory approval of additional indications which leads to new cash flow streams, (3) changes to the estimated duration of the royalty (i.e., patent expiration date) and (4) changes in amounts and timing of projected royalty receipts and milestone payments.

Upon the adoption on January 1, 2020 of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on our portfolio of financial royalty assets. The Provision for changes in expected cash flows from financial royalty assets reflects the activity for the period, primarily new financial royalty assets with limited protective rights and changes in the underlying cash flow forecasts used in the effective interest model to measure income from our financial royalty assets.

R&D funding expense

R&D funding expense consists of upfront and ongoing R&D payments we have made to counterparties to acquire royalties and/or milestones on development-stage product candidates. Ongoing R&D payments are made as the related development-stage product candidates undergo clinical trials with our counterparties. These expenditures relate to the activities performed by our counterparties to develop and test new products, to test existing products for treatment in new indications, and to ensure product efficacy and regulatory compliance prior to launch.

General and administrative expenses

General and administrative (“G&A”) expenses include primarily Operating and Personnel Payments, legal expenses, other expenses for professional services and share-based compensation. The expenses incurred in respect of Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses on an ongoing basis.

Under the Management Agreement, we pay Operating and Personnel Payments equal to 6.5% of the Adjusted Cash Receipts for each quarter and 0.25% of the value of our security investments under GAAP as of the end of each quarter. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our consolidated net income, are payable in equal quarterly installments and calculated as the greater of $1 million per quarter and 0.3125% of royalties from Royalty Investments (as defined in the limited partnership agreements of the Legacy Investors Partnerships) during the previous twelve calendar months.

Prior to the Exchange Date, operating and personnel payments were fixed and grew at 5% annually and were not linked to any financial line item.

Equity in losses/(earnings) of non-consolidated affiliates

Legacy SLP Interest

In connection with the Exchange Offer Transactions, we acquired an equity method investment from the Continuing Investors Partnerships in the form of a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) in exchange for issuing shares in our subsidiary. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and a performance income allocation on a similar basis. The performance income allocation attributable to us is equal to the general partner’s former contractual rights to the income of the Legacy Investors Partnerships.

As the Legacy Investors Partnerships no longer participate in investment opportunities, the value of the Legacy SLP Interest is expected to decline over time. Our equity method investee, the Legacy Investors Partnerships, also owns a non-controlling interest in Old RPI.

The Avillion Entities

The Avillion entities (as defined below) partner with global biopharmaceutical companies to perform R&D in exchange for success-based milestones and/or royalties once products are commercialized.

In December 2017, our equity method investee Avillion Financing I, LP (“Avillion I”) received U.S. Food and Drug Administration (“FDA”) approval of a supplemental New Drug Application for Pfizer’s Bosulif to expand its label into front-line chronic myeloid leukemia, which triggered a series of contractual fixed payments from Pfizer to Avillion I over a 10-year period, which we recognize through receipt of Distributions from non-consolidated affiliates on the Statement of Cash Flows.

In 2019, we entered into an amended agreement with BAv Financing II, LP (“Avillion II”, or, together with Avillion I, the “Avillion Entities”), to invest $19.0 million to fund approximately 50% of the costs of a Phase 2 clinical trial for the use of Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck KGaA Asset”) for the treatment of psoriasis in exchange for certain milestone and royalty payments. During 2020, our involvement in the development for the Merck KGaA Asset ceased. We do not expect to record significant earnings or losses in the future related to this investment.

In July 2021, we entered into an amended agreement with Avillion II to increase our investment from $105.0 million to $122.5 million over multiple years to fund a portion of the costs for Phase 2 and 3 clinical trials of Avillion II, which is a party to a co-development agreement with AstraZeneca to advance PT027 through a global clinical development program for the treatment of asthma in exchange for royalties, a series of success-based milestones, and other potential payments.

Other expense/(income), net

Other expense/(income), net primarily includes the change in fair market value of our equity securities and the unrealized (gains)/losses on our available for sale debt securities, including related forwards and derivatives. Other expense/(income), net also includes losses on extinguishment of debt and interest income.

Net income attributable to non-controlling interest

Subsequent to our IPO, net income attributable to non-controlling interest includes the RP Holdings Class B Interests held by the Continuing Investors Partnerships and will include net income attributable to the Class C Special Interest held by EPA Holdings once certain conditions have been met. Future net income attributable to the non-controlling interest related to the RP Holdings Class B Interests held by the Continuing Investors Partnerships will decline over time if the investors who indirectly own the RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

As of and following the Exchange Date, the net income attributable to non-controlling interest also includes the Legacy Investors Partnerships’ approximately 18% share of earnings in Old RPI. As the Legacy Investors Partnerships no longer participate in investment opportunities, the related net income attributable to this non-controlling interest is expected to decline over time.

Net income attributable to non-controlling interest also includes RPSFT’s 20% share of earnings in RPCT, which is a consolidated subsidiary of Old RPI. We expect net income attributable to this non-controlling interest to decline over time as the royalty assets owned by RPCT expire and to be substantially eliminated by the end of 2022.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The comparison of our historical results of operations for the years ended December 31, 2021 and 2020 is as follows:

(in thousands)	Years Ended December 31,		2021 vs. 2020 Change
	2021	2020	$	%
Income and other revenues:
Income from financial royalty assets	$2,065,083	$1,959,975	$105,108	5.4%
Revenue from intangible royalty assets	171,248	143,382	27,866	19.4%
Other royalty income	53,132	18,996	34,136	179.7%
Total income and other revenues	2,289,463	2,122,353	167,110	7.9%
Operating expenses:
Provision for changes in expected cash flows from financial royalty assets	452,842	230,839	222,003	96.2%
Research and development funding expense	200,084	26,289	173,795	661.1%
Amortization of intangible assets	22,996	23,058	(62)	(0.3)%
General and administrative expenses	182,826	181,715	1,111	0.6%
Other operating expenses	—	65,053	(65,053)	(100.0)%
Total operating expense, net	858,748	526,954	331,794	63.0%
Operating income	1,430,715	1,595,399	(164,684)	(10.3)%
Other expense/(income)
Equity in losses/(earnings) of non-consolidated affiliates	19,490	(44,459)	63,949	(143.8)%
Interest expense	166,142	157,059	9,083	5.8%
Other expense/(income), net	3,882	(219,155)	223,037	(101.8)%
Total other expense/(income), net	189,514	(106,555)	296,069	(277.9)%
Consolidated net income	1,241,201	1,701,954	(460,753)	(27.1)%
Net income attributable to non-controlling interest	621,473	726,914	(105,441)	(14.5)%
Net income attributable to controlling interest	$619,728	$975,040	$(355,312)	(36.4)%

Total income and revenues

Income from financial royalty assets

Income from financial royalty assets by product for our top products for the years ended December 31, 2021 and 2020 is as follows, in order of contribution to income for the year ended December 31, 2021.

(in thousands)	Years Ended December 31,		2021 vs. 2020 Change
	2021	2020	$	%
Cystic fibrosis franchise	$762,885	$611,948	$150,937	24.7%
Imbruvica	385,350	396,285	(10,935)	(2.8)%
Tysabri	211,422	218,370	(6,948)	(3.2)%
Xtandi	107,833	102,791	5,042	4.9%
Promacta	73,372	53,314	20,058	37.6%
Tazverik	70,326	56,464	13,862	24.6%
Other	453,895	520,803	(66,908)	(12.8)%
Total income from financial royalty assets	$2,065,083	$1,959,975	$105,108	5.4%

Income from financial royalty assets increased by $105.1 million, or 5.4%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the performance of the cystic fibrosis franchise, including additional interest income attributable to the residual royalty interest that we acquired in the three months ended December 31, 2020. We also recorded $57.0 million in income in the year ended December 31, 2021 related to newly acquired assets in 2021, primarily Cabometyx/Cometriq, Tremfya and Oxlumo. The increase in income was partially offset by declines from the maturity of our royalties from the HIV franchise.

Revenue from intangible royalty assets

Revenue from intangible royalty interests increased by $27.9 million, or 19.4%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily related to the expected recovery of underpaid royalties on Tradjenta of approximately $16.5 million based on a legal judgment received in a litigation with Boehringer Ingelheim.

Other royalty income

Other royalty income increased by $34.1 million, or 179.7%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, driven primarily by increased income from Nurtec ODT and Trodelvy that arose from our R&D funding agreements with Biohaven and Immunomedics, respectively. Other royalty income in the year ended December 31, 2021 also includes income from the HIV franchise, a fully amortized financial royalty asset, and Letairis, which was also fully amortized, but for which we expect minimal residual royalty income.

Provision for changes in expected cash flows from financial royalty assets

The breakdown of our provision for changes in expected future cash flows includes the following:

•movement in the cumulative allowance for changes in expected future cash flows; and
•expense or income related to the provision for current expected credit losses subsequent to adoption of ASU 2016-13 on January 1, 2020.

As the former activity is a combination of income and expense items, the provision breakdown by product, exclusive of the provision for current expected credit losses, is as follows, based on the largest contributors to each year’s provision income or expense:

(in thousands)
Product	2021	Product	2020
Tazverik	$210,567	IDHIFA	$87,835
Imbruvica	189,999	Imbruvica	46,872
Emgality	68,716	Tysabri	40,931
Cystic fibrosis franchise	48,636	Soliqua	32,735
Tysabri	(96,103)	Xtandi	(187,059)
Other	43,940	Other	53,339
Total provision, exclusive of provision for credit losses	465,755	Total provision, exclusive of provision for credit losses	74,653
Provision for current expected credit losses	(12,913)	Provision for current expected credit losses	156,186
Total provision expense	$452,842	Total provision expense	$230,839

In the year ended December 31, 2021, we recorded total provision expense of $452.8 million, of which $465.8 million and $12.9 million related to provision expense for changes in expected cash flows and provision income for current expected credit losses, respectively. We recorded provision expense for Tazverik, Imbruvica, Emgality and the cystic fibrosis franchise, primarily due to significant declines in sell-side research analysts’ consensus sales forecasts. The provision expense was partially offset by provision income from a significant increase in sell-side equity research analysts’ consensus sales forecasts for Tysabri. The current expected credit loss activity in the year ended December 31, 2021 resulted in provision income that was primarily driven by a significant decrease in current expected credit losses related to Tazverik as a result of the corresponding significant decline in the financial asset value. This was partially offset by provision expense for credit losses recognized as a result of the increases to our portfolio of financial royalty assets with limited protective rights, primarily related to zavegepant from a $100.0 million funding payment we made to Biohaven upon the start of the oral zavegepant Phase 3 program and a new royalty interest in Cabometyx/Cometriq.

In the year ended December 31, 2020, we recorded total provision expense of $230.8 million, of which $74.7 million and $156.2 million related to provision expense for changes in expected cash flows and provision expense for current expected credit losses, respectively. We recorded provision expense for IDHIFA, which was acquired in the year ended December 31, 2020, and for Imbruvica and Tysabri due to declines in sell-side research analysts’ consensus sales forecasts. The provision expense was partially offset by provision income from a significant increase in sell-side equity research analysts’ consensus sales forecasts for Xtandi. We recognized provision expense for current expected credit losses as a result of our adoption of the new accounting standard in the year ended December 31, 2020. The provision expense for current expected credit losses in the year ended December 31, 2020 was driven primarily by certain additions to our portfolio of financial royalty assets, including the additional tranche of Tazverik and our acquisition of the zavegepant royalty.

R&D funding expense

R&D funding expense incurred in the year ended December 31, 2021 was comprised of $193.2 million in upfront R&D funding and $6.9 million in ongoing R&D expenses, primarily under our co-funding agreement with Sanofi. The increase of R&D funding expense of $173.8 million, or 661.1%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by upfront R&D funding of $103.2 million related to an additional royalty on a development-stage product that we acquired from BioCryst in November 2021 and $90.0 million related to royalties on two development-stage products acquired from MorphoSys in July 2021.

R&D funding expense incurred in the year ended December 31, 2020 was comprised of $20.5 million in ongoing development-stage funding payments, primarily under our co-funding agreement with Sanofi, and $5.8 million in upfront funding related to a royalty on a development-stage product that we acquired from BioCryst.

G&A expenses

G&A expenses were relatively flat in the year ended December 31, 2021 compared to the year ended December 31, 2020.

Other operating expenses

Other operating expenses were $65.1 million in the year ended December 31, 2020 due to the recognition of a non-cash impairment charge related to the write-off of our omecamtiv mecarbil financial royalty asset balance of $90.2 million, net of cumulative allowance of $25.2 million. During the three months ended December 31, 2020, it was announced that omecamtiv mecarbil, a development stage product, did not meet the clinical trial objectives. There was no comparable activity in the year ended December 31, 2021.

Equity in losses/(earnings) of non-consolidated affiliates

We recorded equity in losses of non-consolidated affiliates of $19.5 million for the year ended December 31, 2021 compared to equity in earnings of non-consolidated affiliates of 44.5 million for the year ended December 31, 2020.

Equity in earnings of the Legacy SLP Interest was $8.9 million and $62.0 million during the years ended December 31, 2021 and 2020, respectively. Equity in losses of the Avillion Entities was $28.4 million and $17.6 million during the years ended December 31, 2021 and 2020, respectively.

Interest expense

Interest expense increased by $9.1 million, or 5.8%, in the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily driven by interest expense related to the $1.3 billion senior unsecured notes issued in July 2021 (“2021 Notes”) offset by the lower interest expense related to the $6.0 billion senior unsecured notes issued in September 2020 (the “2020 Notes”), which had a lower weighted average interest rate compared to the senior secured credit facilities that were in place during the year ended December 31, 2020. We refer to the 2020 Notes and 2021 Notes, collectively, as the “Notes”.
Refer to the “Liquidity and Capital Resources” section for additional discussion of the Notes and our debt refinancings in 2020.

Other expense/(income), net

Other expense, net of $3.9 million in the year ended December 31, 2021 was primarily comprised of net losses on equity securities of $48.1 million, including losses on MorphoSys ordinary shares and Epizyme common stock, partially offset by a gain on Biohaven common shares; and losses of $21.5 million on our derivative financial instruments related to our treasury rate lock contracts that were unwound and settled in connection with the issuance of the 2021 Notes. The losses were partially offset by interest income of $50.9 million related to our Series A Biohaven Preferred Shares and a gain of $17.9 million on the unrealized change in fair value of our available for sale debt securities.

Other income, net of $219.2 million in the year ended December 31, 2020 was primarily comprised of net gains on equity securities of $247.1 million, of which $292.3 million was driven by the redemption of our investment in Immunomedics common stock upon Gilead’s acquisition of Immunomedics in October 2020 and $66.0 million was related to an increase in share price of our investment in Biohaven common shares. These gains were partially offset by a loss of $120.1 million related to a decrease in share price of our investment in Epizyme common stock. In the year ended December 31, 2020, we also recognized $42.1 million in losses on our derivative financial instruments, primarily related to Epizyme warrants as a result of the decrease in Epizyme common stock price. Additionally, we recognized a loss on debt extinguishment of $30.5 million related to the debt refinancings completed in the year ended December 31, 2020.

Net income attributable to non-controlling interest

Net income attributable to the Continuing Investors Partnerships was $297.3 million and $317.0 million in the years ended December 31, 2021 and 2020, respectively. The net income attributable to the Continuing Investors Partnerships reflects a partial period of net income subsequent to the IPO in the year ended December 31, 2020 compared to the full period of net income in the year ended December 31, 2021. The decrease in net income attributable to Continuing Investors Partnerships was primarily driven by lower net income attributable to RP Holdings in the year ended December 31, 2021. The decrease was further driven by the ongoing exchanges in 2021 by investors in the Continuing Investors Partnerships who indirectly own the RP Holdings Class B Interests for our Class A ordinary shares, resulting in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to the Legacy Investors Partnerships, which arose in February 2020 in connection with the Exchange Offer Transactions, was $266.6 million and $321.0 million in the years ended December 31, 2021 and 2020, respectively. The net income attributable to the Legacy Investors Partnerships reflects a partial period of net income subsequent to the Exchange Date in the year ended December 31, 2020. The decrease in net income attributable to the Legacy Investors Partnerships was primarily driven by lower net income attributable to Old RPI in 2021.

Net income attributable to RPSFT was $57.6 million and $88.9 million in the years ended December 31, 2021 and 2020, respectively. We expect net income attributable to RPSFT to continue to decline as the royalty assets owned by RPCT mature.

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

In August 2020, Vertex announced that the EC had granted marketing authorization of Kaftrio in combination with ivacaftor for the treatment of patients with cystic fibrosis ages 12 years and older with one F508del mutation and one minimal function mutation, or two F508del mutations in the cystic fibrosis transmembrane conductance regulator gene.

In December 2020, the FDA expanded the eligibility for Trikafta to include people with cystic fibrosis ages 12 and older with certain mutations that are responsive to Trikafta based on in vitro data.

In April 2021, Vertex announced EC approval for Kaftrio in combination with ivacaftor for the treatment of patients with cystic fibrosis ages 12 and older who have at least one F508del mutation.

In June 2021, Vertex announced that FDA approved Trikafta for the treatment of children with cystic fibrosis ages 6 through 11 who have at least one F508del mutation or have certain mutations that are responsive to Trikafta based on in vitro data.

In January 2022, Vertex announced that the EC granted approval for the label expansion of Kaftrio in combination with ivacaftor for the treatment of cystic fibrosis in patients ages 6 through 11 years old who have at least one F508del mutation in the cystic fibrosis transmembrane conductance regulator gene.

•Tysabri. In April 2021, Biogen announced that the EC granted marketing authorization for a subcutaneous injection of Tysabri to treat relapsing-remitting multiple sclerosis. Biogen also announced that it had received a Complete Response Letter from the FDA for its sBLA for subcutaneous Tysabri. The Complete Response Letter indicates that the FDA is unable to approve Biogen’s filing as submitted. Biogen announced that it is evaluating the Complete Response Letter and will determine next steps in the United States.

In August 2021, Biogen announced results from Phase 3b NOVA study evaluation every six-week dosing with Tysabri intravenous administration in relapsing-remitting multiple sclerosis. Results show that every six-week Tysabri intravenous administration provides a high level of efficacy in controlling multiple sclerosis disease activity in patients who switched from the approved every four-week dosing regimen.

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

In June 2021, Phase 3 GLOW study results for Imbruvica in combination with Venetoclax for the treatment of first-line CLL and SLL demonstrated superior progression-free survival versus chlorambucil plus obinutuzumab as a first-line treatment of CLL. The study also showed improved duration of remission and significantly improved depth of remission. AbbVie has indicated that approval could occur in 2022.

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

In September 2021, Astellas Pharma and Pfizer announced that Xtandi plus androgen deprivation therapy (ADT) reduced the risk of death by 34% compared to placebo plus ADT in the Phase 3 ARCHES study in men with metastatic hormone-sensitive prostate cancer. The primary results from the ARCHES trial were published in 2019.

Astellas and Pfizer have indicated that there could be a potential readout of the Phase 3 EMBARK trial for high-risk non-metastatic prostate cancer in the second half of 2022.

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

In November 2021, Biohaven announced a strategic collaboration with Pfizer for the commercialization of rimegepant outside the United States. Pfizer also gains rights outside the U.S. to zavegepant, which is being studied in an intranasal delivery and an oral formulation in Phase 3 clinical trials for migraine indications.

Biohaven has indicated it expects an EMA decision on Vydura (rimegepant) in the first half of 2022.

•Trodelvy. In April 2020, Immunomedics announced that the FDA granted accelerated approval of Trodelvy for the treatment of patients with metastatic triple-negative breast cancer (TNBC) who have received at least two prior therapies for metastatic disease.

In September 2020, Gilead and Immunomedics announced that Gilead would acquire Immunomedics for approximately $21 billion in cash. In 2018, we entered into a partnership with Immunomedics whereby we acquired a tiered sales-based royalty on Trodelvy for $175.0 million and acquired 4,373,178 shares of Immunomedics common stock for $75.0 million. Gilead’s acquisition of Immunomedics closed in October 2020, resulting in gross cash proceeds upon redemption of our Immunomedics common stock of approximately $385 million.

In April 2021, Gilead announced the FDA granted full approval to Trodelvy for adult patients with unresectable locally advanced or metastatic TNBC who have received two or more prior systemic therapies, at least one of them for metastatic disease. The approval is supported by data from the Phase 3 ASCENT study.

In April 2021, Gilead announced that the FDA granted an accelerated approval of Trodelvy for use in adult patients with locally advanced or metastatic urothelial cancer who have previously received a platinum-containing chemotherapy and either a programmed death receptor-1 or a programmed death-ligand 1 inhibitor. The accelerated approval was based on data from the international Phase 2, single-arm TROPHY study.

In June 2021, Gilead announced superior outcomes to standard of care in second-line treatment of metastatic TNBC in the Phase 3 ASCENT study. Trodelvy more than doubled overall survival as a second-line treatment in the new ASCENT subgroup analysis.

In October 2021, Gilead announced a collaboration with Merck & Co. to investigate Trodelvy in combination with Keytruda as a first-line treatment for people with locally advanced or metastatic TNBC.

In November 2021, Gilead announced that the EC granted marketing authorization for Trodelvy as a monotherapy indicated for the treatment of adult patients with unresectable or metastatic TNBC who have received two or more prior systemic therapies, at least one of them for advanced disease. The EC’s decision is supported by results from the Phase 3 ASCENT study, where Trodelvy reduced the risk of death by 49% and improved median overall survival to 11.8 months versus 6.9 months with physician’s choice of chemotherapy.

In January 2022, Gilead announced it has entered into two clinical trial collaboration and supply agreements with Merck & Co. to evaluate the combination of Trodelvy and Merck’s anti-PD-1 therapy Keytruda in first-line metastatic non-small cell lung cancer (NSCLC). As part of the collaboration, Merck will sponsor a global Phase 3 clinical trial of Trodelvy in combination with Keytruda as a first-line treatment of patients with metastatic NSCLC. Additionally, the companies recently established an agreement whereby Gilead will sponsor a Phase 2 signal-seeking study evaluating combinations that include pembrolizumab in first-line NSCLC.

Gilead has indicated that it expects progression-free survival data as well as the first planned interim analysis of overall survival data from the Phase 3 TROPiCS-02 trial in hormone receptor positive/human epidermal growth factor receptor 2 negative metastatic breast cancer in March 2022.

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

In June 2021, Exelixis and Ipsen announced that COSMIC-312, a Phase 3 trial evaluating Cabometyx in combination with atezolizumab versus sorafenib in patients with previously untreated advanced hepatocellular carcinoma. The trial met one of its primary endpoints by demonstrating significant improvement in progression-free survival at the planned primary analysis. However, a prespecified interim analysis was not statistically significant for the second primary endpoint of overall survival. Based on the preliminary overall survival data, Exelixis anticipates that the probability of reaching statistical significance at the time of the final analysis is low.

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

Exelixis has indicated it expects Phase 3 data from the COSMIC-313 trial in 1L RCC in the first half of 2022 and initial Phase 3 data in the second half of 2022 from CONTACT-01 in metastatic NSCLC and CONTACT-03 in advanced or metastatic RCC.

•Evrysdi. In August 2020, the FDA approved Evrysdi, the first at-home, orally administered treatment for spinal muscular atrophy (SMA) in adults and children ages 2 months and older.

In March 2021, Roche announced that the EC approved Evrysdi for the treatment of SMA in patients two months of age and older, with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four splicing modifier of motor neuron 2 copies.

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

In April 2021, BioCryst announced approval of Japanese National Health Insurance System price listing of Orladeyo for prophylactic treatment of HAE.

•Oxlumo. In July 2021, Alnylam announced results from ILLUMINATE-C, a Phase 3 open-label study of lumasiran in patients of all ages with advanced primary hyperoxaluria type 1 associated with progressive decline in renal function. Results from the primary analysis at six months demonstrated a substantial reduction in plasma oxalate from baseline in patients with advanced disease, including those on hemodialysis. The safety and tolerability profile of lumasiran following six months of treatment was encouraging across all ages, with no drug related serious adverse events and injection site reactions as the most common adverse event.

In December 2021, Alnylam submitted a supplemental New Drug Application for lumasiran to the FDA and a Type II Variation with the EMA for the reduction of plasma oxalate in the treatment of patients with advanced primary hyperoxaluria type 1.

Development-Stage Product Candidates

•Aficamten. In February 2022, Cytokinetics announced positive topline results from Cohort 3 of the REDWOOD-HCM Phase 2 trial. Results from Cohort 3 showed that substantial reductions in the average resting LVOT-G as well as the post-Valsalva LVOT-G were achieved for patients with oHCM and a resting or post-Valsalva LVOT-G of ≥50 mmHg whose background therapy included disopyramide and in the majority a beta-adrenergic blocker. The safety and tolerability of aficamten were consistent with prior experience in REDWOOD-HCM with no treatment interruptions and no serious adverse events attributed to treatment reported by the investigators.

In December 2021, Cytokinetics announced the FDA granted Breakthrough Therapy Designation for aficamten for the treatment of symptomatic oHCM based on results from REDWOOD-HCM. Cytokinetics has indicated it plans to initiate a pivotal study of aficamten in oHCM in the first quarter of 2022.

•Gantenerumab. In October 2021, Roche announced that gantenerumab, an anti-amyloid beta antibody developed for subcutaneous administration, has been granted Breakthrough Therapy Designation by the FDA for the treatment of people living with Alzheimer’s disease. This designation is based on data showing that gantenerumab significantly reduced brain amyloid plaque, a pathological hallmark of Alzheimer’s disease, in the ongoing SCarlet RoAD and Marguerite RoAD open-label extension trials, as well as other studies. Roche has indicated it expects Phase 3 data from the GRADUATE 1/2 trial in Alzheimer’s disease in the fourth quarter of 2022.

•Omecamtiv mecarbil. In November 2020, Amgen, Cytokinetics and Servier presented the results of GALACTIC-HF study, a Phase 3 trial of omecamtiv mecarbil in patients with heart failure, at the American Heart Association Scientific Sessions. The trial met the primary composite endpoint of reduction in cardiovascular death or heart failure events, but did not meet the secondary endpoint of reduction in cardiovascular death. Cytokinetics subsequently regained global rights to develop and commercialize omecamtiv mecarbil when Amgen and Servier elected to terminate their collaboration agreement effective, May 2021. Following the Phase 3 results and termination of the collaboration, we wrote off the full value of our financial royalty asset given the uncertainty around the future of omecamtiv mecarbil.

In February 2022, Cytokinetics announced that FDA has accepted and filed the company’s New Drug Application (NDA) for omecamtiv mecarbil. The FDA assigned the NDA a standard review with a PDUFA target action date of November 30, 2022. The FDA also indicated that it is currently not planning to hold an advisory committee meeting to discuss the application. The submission is supported by GALACTIC-HF, which demonstrated a positive effect on the primary composite endpoint of cardiovascular death or heart failure events in patients with heart failure and reduced ejection fraction who were receiving standard of care plus omecamtiv mecarbil.

•Otilimab. GlaxoSmithKline has indicated it expects Phase 3 data from the contRast trials in rheumatoid arthritis in the second half of 2022.

•Pelabresib: In December 2021, MorphoSys presented the latest data from the Phase 2 MANIFEST study evaluating pelabresib in the treatment of myelofibrosis. As of September 10, 2021, the data cut-off, a total of 84 JAK inhibtor-naive patients were enrolled and received the first-line combination of pelabresib and ruxolitinib. The data showed 68% (n=57) of patients treated with the combination achieved a greater than or equal to 35% reduction in spleen volume (SVR35) from baseline at week 24 and 60% (n=47) maintained SVR35 at week 48. Most patients also saw their symptoms reduced, with 56% (n=46) achieving greater than or equal to 50% reduction in total symptom score from baseline at week 24.

•PT027. In September 2021, AstraZeneca and Avillion announced positive results from MANDALA and DENALI, two Phase 3 trials evaluating PT027 (albuterol/budesonide) in patients with asthma. PT027 is a potential first-in-class inhaled, fixed-dose combination of albuterol, a short-acting beta2-agonist, and budesonide, an inhaled corticosteroid. In MANDALA, PT027 demonstrated a statistically significant and clinically meaningful reduction in the risk of severe exacerbations compared to albuterol, when used as a rescue medicine in response to symptoms. In DENALI, PT027 showed a statistically significant improvement in lung function measured by forced expiratory volume in one second, compared to the individual components albuterol and budesonide, and compared to placebo. The safety and tolerability of PT027 in both trials was consistent with the known profiles of the components. AstraZeneca has indicated PT027 regulatory submissions will occur in the first half of 2022.

•Zavegepant. In December 2019, Biohaven announced positive topline results from the Phase 2/3 trial of intranasal zavegepant for the acute treatment of migraine.

In March 2021, Biohaven announced that it enrolled the first patient in a Phase 2/3 clinical trial of oral zavegepant for the preventive treatment of migraine. Accordingly, per the agreement with Biohaven announced in August 2020, Royalty Pharma paid $100 million to Biohaven for the achievement of this milestone, bringing the total zavegepant funding to $250 million.

In December 2021, Biohaven announced positive topline results from the second pivotal clinical trial evaluating the safety and efficacy of intranasal zavegepant for the acute treatment of migraine in adults. The Phase 3 study achieved its co-primary regulatory endpoints of pain freedom and freedom of most bothersome symptom at 2 hours and showed broad efficacy by demonstrating statistically significant superiority to placebo across a total of 15 prespecified primary and secondary outcome measures. Biohaven plans to file an NDA for zavegepant with the FDA in the first quarter of 2022 and other countries thereafter.

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

Adjusted Cash Receipts is a measure calculated with inputs directly from the Statement of Cash Flows and includes (1) royalty receipts by product: (i) Cash collections from royalty assets (financial assets and intangible assets), (ii) Other royalty cash collections, (iii) Distributions from non-consolidated affiliates, plus (2) Proceeds from available for sale debt securities; less (3) Distributions to non-controlling interest, which represents contractual distributions of royalty receipts and proceeds from available for sale debt securities to our historical non-controlling interest attributable to a de minimis interest in RPCT held by certain legacy investors and to the non-controlling interest that was created as a result of the Exchange Offer Transactions in February 2020 related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI. Adjusted Cash Receipts is most directly comparable to the GAAP measure of Net cash provided by operating activities.

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

Adjusted Cash Flow is defined as Adjusted EBITDA less (1) Ongoing development-stage funding payments, (2) Interest paid, net of Interest received, (3) Other (including Derivative collateral posted, net of Derivative collateral received, and Termination payments on derivative instruments) and (4) Investments in non-consolidated affiliates, plus (1) Contributions from non-controlling interest- R&D, all directly reconcilable to the Statement of Cash Flows.

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

The following is a discussion of our results on a non-GAAP basis for the years ended December 31, 2021 and 2020. For a discussion comparing our results on a non-GAAP basis for the years ended December 31, 2020 and 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The table below includes the royalty receipts and non-GAAP financial results for the years ended December 31, 2021 and 2020 by product in order of contribution to royalty receipts for the year ended December 31, 2021.

(in thousands)	Years Ended December 31,		2021 vs. 2020 Change
	2021	2020	$	%
Products
Cystic fibrosis franchise (1)	$702,140	$551,338	$150,802	27.4%
Tysabri	369,149	345,845	23,304	6.7%
Imbruvica	352,911	322,071	30,840	9.6%
Promacta	173,621	143,741	29,880	20.8%
Xtandi	158,103	146,374	11,729	8.0%
Januvia, Janumet, Other DPP-IVs (2)	151,158	143,753	7,405	5.2%
HIV franchise (3)	78,038	293,808	(215,770)	(73.4)%
Nurtec ODT/Biohaven payment (4)	70,188	3,667	66,521	*
Prevymis	37,505	21,492	16,013	74.5%
Farxiga/Onglyza	36,378	25,004	11,374	45.5%
Tremfya	35,718	—	35,718	—%
Cabometyx/Cometriq	33,722	—	33,722	—%
Crysvita	16,741	9,454	7,287	77.1%
Evrysdi	16,098	273	15,825	*
Emgality	15,481	9,529	5,952	62.5%
Erleada	14,227	7,876	6,351	80.6%
Trodelvy	13,395	3,031	10,364	*
IDHIFA	12,404	6,111	6,293	103.0%
Orladeyo	6,740	—	6,740	—%
Tazverik	2,794	522	2,272	*
Oxlumo	1,248	—	1,248	—%
Other products (5)	310,783	310,510	273	0.1%
Total royalty receipts	$2,608,542	$2,344,399	$264,143	11.3%
Distributions to non-controlling interest	(479,604)	(543,952)	64,348	(11.8)%
Adjusted Cash Receipts (non-GAAP)	$2,128,938	$1,800,447	$328,491	18.2%
Payments for operating and professional costs	(184,511)	(179,709)	(4,802)	2.7%
Adjusted EBITDA (non-GAAP)	$1,944,427	$1,620,738	$323,689	20.0%
Interest paid, net	(127,295)	(95,492)	(31,803)	33.3%
Investments in non-consolidated affiliates	(34,855)	(40,155)	5,300	(13.2)%
Ongoing development-stage funding payments	(6,876)	(20,479)	13,603	(66.4)%
Other	(16,093)	9,804	(25,897)	(264.1)%
Contributions from non-controlling interest- R&D	7,339	8,482	(1,143)	(13.5)%
Adjusted Cash Flow (non-GAAP)	$1,766,647	$1,482,898	$283,749	19.1%

Fully diluted Class A ordinary shares outstanding	607,176	607,111
*Percentage change is not meaningful.

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
(4) Includes royalty receipts for Nurtec ODT of $7.7 million and quarterly redemptions of $15.6 million of the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the Statement of Cash Flows) for the year ended December 31, 2021. For the year ended December 31, 2020, the amount also includes a payment from Biohaven in respect of an expired option to exercise additional funding of the Biohaven Series A Preferred Shares which is presented as Proceeds from available for sale debt securities on the Statement of Cash Flows.
(5) Other products primarily include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from non-consolidated affiliates on the Statement of Cash Flows), Lexiscan, Soliqua, Nesina, Cimzia, Letairis, Entyvio, Myozyme, Mircera and Lyrica. Other products for the year ended December 31, 2021 includes a one-time milestone payment of $45.0 million that we received on Soliqua. Other products for the year ended December 31, 2020 includes a one-time $21.3 million distribution from Avillion in respect of the Merck KGaA Asset for which the receipt is presented as Distributions from non-consolidated affiliates in both the operating and investing section of the Statement of Cash Flows. Subsequent to the Exchange Offer Date, other products also includes contributions from the Legacy SLP Interest.

Adjusted Cash Receipts (non-GAAP)

Adjusted Cash Receipts increased by $328.5 million to $2.1 billion in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by an increase in royalty receipts from the cystic fibrosis franchise, including royalty receipts related to the residual interest in the cystic fibrosis franchise that we acquired in October 2020, fixed payments from Biohaven on the Series A Biohaven Preferred Shares and new assets acquired subsequent to the year ended December 31, 2020. Offsetting the increase in royalty receipts was a decline in royalty receipts from maturing assets, primarily the HIV franchise, Lyrica and Letairis. Additionally, we received one-time payments of $45.0 million related to a commercial milestone for Soliqua and $21.3 million from Avillion II in connection with the cessation of our involvement in the Merck KGaA Asset development in the years ended December 31, 2021 and 2020, respectively. The increase in Adjusted Cash Receipts was further driven by a decrease in distributions to non-controlling interest, primarily due to a decline in royalty receipts from maturing assets in the year ended December 31, 2021 and a non-recurring distribution to the Legacy Investors Partnerships made in connection with the Exchange Offer Transactions that occurred in the three months ended March 31, 2020.

Below we discuss the key drivers of royalty receipts.

Royalty Receipts

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which are marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $150.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by the performance of Trikafta in the United States, including its rapid uptake in children 6 through 11 years old and the launch of Kaftrio in Europe. The year ended December 31, 2021 also benefited from a clawback adjustment related to Vertex’s agreement with French authorities around reimbursement for Orkambi, which had reduced royalty receipts in the three months ended March 31, 2020 by approximately $41 million (to reflect a true-up in prior periods where we collected royalties on sales in France at a higher selling price). Following our acquisition of the residual interest in the cystic fibrosis franchise from the Cystic Fibrosis Foundation in the three months ended December 31, 2020, we are entitled to all royalty receipts on annual worldwide net sales above $5.8 billion. We received royalty receipts related to the residual interest in the cystic fibrosis franchise in the year ended December 31, 2021.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $23.3 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by continued patient growth.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, increased by $30.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by continued global penetration in patients with chronic lymphocytic leukemia and favorable pricing. This increase was partially offset by modest market share losses in the United States, lower new patient starts due to the COVID-19 pandemic as well as the impact of COVID-19 inventory stocking.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia and aplastic anemia, increased by $29.9 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This growth was primarily driven by increased use in chronic immune thrombocytopenia and as first-line treatment for severe aplastic anemia in the United States.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $11.7 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by demand across various prostate cancer indications.

•Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs for type 2 diabetes, which includes Januvia and Janumet, both marketed by Merck & Co., increased $7.4 million in the year ended December 31, 2021 compared to the year ended December 31, 2020.

•Nurtec ODT – Royalty receipts from Nurtec ODT, marketed by Biohaven and Pfizer for the acute treatment of migraine, were $7.7 million in the year ended December 31, 2021. In addition, as a result of the approval of Nurtec ODT in February 2020, we received $62.5 million in fixed payments from Biohaven in the year ended December 31, 2021, which represent the first four of 16 consecutive quarterly payments to be received from Biohaven relating to the Series A Biohaven Preferred Shares.

•Tremfya – Royalty receipts from Tremfya, which is marketed by Johnson & Johnson, were $35.7 million in the year ended December 31, 2021. We acquired the Tremfya royalty in July 2021.

•Cabometyx/Cometriq – Royalty receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, were $33.7 million in the year ended December 31, 2021. We acquired the Cabometyx/Cometriq royalty in March 2021.

•HIV franchise – Royalty receipts from the HIV franchise, which is based on products marketed by Gilead that contain emtricitabine, including Biktarvy, Genvoya and Truvada, among others, decreased by $215.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was driven by the maturity of our royalties from the HIV franchise in 2021.

Distributions to Non-Controlling Interest

Distributions to non-controlling interest decreased by $64.3 million to $479.6 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, which positively impacted Adjusted Cash Receipts. The decrease in distributions to non-controlling interest is primarily due to a decline in royalty receipts from maturing assets, primarily the HIV franchise, and a non-recurring distribution to the Legacy Investors Partnerships made in connection with the Exchange Offer Transactions that occurred in the three months ended March 31, 2020. Partially offsetting these decreases was a distribution to non-controlling interest related to the one-time milestone payment we received on Soliqua in the year ended December 31, 2021.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased by $323.7 million to $1.9 billion in the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of the factors noted above in “Adjusted Cash Receipts (Non-GAAP).” Payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, increased slightly in the year ended December 31, 2021 as a result of higher Operating and Personnel Payments under the terms of our Management Agreement offset by a decrease in non-recurring professional services fees, restructuring fees and refinancing fees incurred in the year ended December 31, 2020 in connection with the Exchange Offer Transactions and the IPO.

Adjusted Cash Flow (non-GAAP)

Years ended December 31, 2021 and 2020

Adjusted Cash Flow increased by $283.7 million to $1.8 billion in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily for the same reasons noted above in “Adjusted Cash Receipts (Non-GAAP)” and “Adjusted EBITDA (non-GAAP).” The adjustments between “Adjusted EBITDA (non-GAAP)” and “Adjusted Cash Flow (non-GAAP)” increased by $39.9 million in the year ended December 31, 2021 compared to the year ended December 30, 2020. The increase was driven by a $31.8 million increase in net interest paid in the year ended December 31, 2021 due to a shift to semi-annual interest payments on the 2020 Notes and a $16.1 million one-time payment related to the settlement of treasury rate lock contracts in connection with the 2021 Notes issuance. This increase was partially offset by lower ongoing development-stage funding requirements under our co-funding agreement with Sanofi and lower funding requirements by the Avillion entities in 2021 following the cessation of our involvement in the Merck KGaA Asset development in 2020.

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

To arrive at Adjusted Cash Receipts, we start with the GAAP line item, Net cash provided by operating activities, and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (primarily the redemption of Biohaven Preferred Shares), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from non-consolidated affiliates which are cash inflows from investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments, (5) Payments for operating and professional costs, (6) Payments for rebates and (7) Termination payments on derivative instruments, and to deduct (1) Distributions to non-controlling interest, which represents distributions to our historical non-controlling interest attributable to a de minimis interest in RPCT held by certain legacy investors and to a new non-controlling interest that was created as a result of the Exchange Offer Transactions in February 2020 related to the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI and (2) Derivative collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or, Adjusted Cash Receipts.

To arrive at Adjusted EBITDA, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (primarily redemption of Biohaven Preferred Shares), (2) Distributions from non-consolidated affiliates which are cash inflows from investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments and (5) Termination payments on derivative instruments, and to deduct (1) Distributions to non-controlling interest and (2) Derivative collateral posted or (received), net.

To arrive at Adjusted Cash Flow, we start with Net cash provided by operating activities and adjust for the following items from the Statement of Cash Flows: to add back (1) Proceeds from available for sale debt securities (primarily redemption of Biohaven Preferred Shares), (2) Distributions from non-consolidated affiliates classified as Cash used in investing activities, (3) Upfront development-stage funding payments and (4) Contributions from non-controlling interest- R&D, and to deduct (1) Distributions to non-controlling interest and (2) Investments in non-consolidated affiliates. This is intended to present an Adjusted Cash Flow measure that is representative of cash generated from the broader business strategy of acquiring royalty-generating assets that are available for reinvestment and for discretionary purposes.

(in thousands)	Years Ended December 31,
	2021	2020
Net cash provided by operating activities (GAAP)	$2,017,536	$2,034,629
Adjustments:
Proceeds from available for sale debt securities (1), (2)	62,500	3,000
Distributions from non-consolidated affiliates – investing (2)	523	15,084
Interest paid, net (2)	127,295	95,492
Ongoing development-stage funding payments (3)	6,876	20,479
Upfront development-stage funding payments (3)	193,208	5,810
Payments for operating and professional costs	184,511	179,709
Termination payments on derivative instruments	16,093	35,448
Distributions to non-controlling interest (2)	(479,604)	(543,952)
Derivative collateral received, net (2)	—	(45,252)
Adjusted Cash Receipts (non-GAAP)	$2,128,938	$1,800,447

Net cash provided by operating activities (GAAP)	$2,017,536	$2,034,629
Adjustments:
Proceeds from available for sale debt securities (1), (2)	62,500	3,000
Distributions from non-consolidated affiliates – investing (2)	523	15,084
Interest paid, net (2)	127,295	95,492
Ongoing development-stage funding payments (3)	6,876	20,479
Upfront development-stage funding payments (3)	193,208	5,810
Termination payments on derivative instruments	16,093	35,448
Distributions to non-controlling interest (2)	(479,604)	(543,952)
Derivative collateral received, net (2)	—	(45,252)
Adjusted EBITDA (non-GAAP)	$1,944,427	$1,620,738

Net cash provided by operating activities (GAAP)	$2,017,536	$2,034,629
Adjustments:
Proceeds from available for sale debt securities (1), (2)	62,500	3,000
Distributions from non-consolidated affiliates – investing (2)	523	15,084
Upfront development-stage funding payments (3)	193,208	5,810
Distributions to non-controlling interest (2)	(479,604)	(543,952)
Investments in non-consolidated affiliates (2), (4)	(34,855)	(40,155)
Contributions from non-controlling interests-R&D (2)	7,339	8,482
Adjusted Cash Flow (non-GAAP)	$1,766,647	$1,482,898

(1) Receipts from the quarterly redemption of the Series A Biohaven Preferred Shares are presented as Proceeds from available for sale debt securities on the Statement of Cash Flows for the year ended December 31, 2021. A payment from Biohaven in respect of an expired option to exercise additional funding of the Biohaven Series A Preferred Shares is presented as Proceeds from available for sale debt securities on the Statement of Cash Flows for the year ended December 31, 2020.

(2) The table below shows the line item for each adjustment and the direct location for such line item on the Statement of Cash Flows.

Reconciling Adjustment	Statement of Cash Flows Classification
Proceeds from available for sale debt securities	Investing activities
Investments in non-consolidated affiliates	Investing activities
Distributions to non-controlling interest	Financing activities
Interest paid, net	Operating activities (Interest paid less Interest received)
Derivative collateral (received)/posted, net	Operating activities (Derivative collateral received less Derivative collateral posted)
Contributions from non-controlling interest- R&D	Financing activities
Distributions from non-consolidated affiliates - investing	Investing activities

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

For the year ended December 31, 2021, we invested $2.7 billion in royalties and related assets across five separate transactions. While volatility exists in the quantum of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Included below is a table of investment activity over each of the last ten years based on the type of investment at the acquisition date. Amounts presented in the table below reflect cash paid at the acquisition date; any associated contractual payments are reflected in the period in which cash was paid.

(in thousands)	Average	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012
Approved / marketed royalties	$1,018,039	$1,819,903	$1,404,221	$1,848,711	$269,554	$2,200,480	$1,197,210	$337,882	$468,427	$510,000	$124,000
Development-stage royalties (1) (2)	778,633	830,713	894,469	445,699	569,592	220,093	99,242	120,285	3,428,530	391,287	786,417
Totals	$1,796,672	$2,650,616	$2,298,690	$2,294,410	$839,146	$2,420,573	$1,296,452	$458,167	$3,896,957	$901,287	$910,417

(1) Development stage royalties include: direct R&D funding arrangements and funding arrangements executed through our joint venture partnership with the Avillion Entities, investments in development-stage product candidates, and investments in securities primarily made in connection with acquisitions of royalties on development stage products from the seller.
(2) In 2014, acquisitions of development-stage royalties included $3.3 billion for the acquisition of royalties on the cystic fibrosis franchise. At the time of the investment, Kalydeco was the only approved product in the franchise, while the vast majority of the value of our investment was tied to development-stage product candidates.

Summary of royalty acquisition activity

•In January 2022, we acquired a royalty interest in aficamten from Cytokinetics, Incorporated (“Cytokinetics”) for $150.0 million comprised of an upfront payment of $50 million and two additional $50 million payments, conditional upon the initiation of potential pivotal clinical trials for oHCM and nonobstructive hypertrophic cardiomyopathy, respectively. Additionally, we will provide Cytokinetics long-term capital of up to $300 million (“Cytokinetics Commercial Launch Funding”) to support potential commercialization of omecamtiv mecarbil and further development of aficamten. The Cytokinetics Commercial Launch Funding is available in five tranches, including an initial tranche of $50 million funded upon closing and four additional tranches in the aggregate amount of $250 million to be funded upon the occurrence of certain regulatory and clinical development milestones.

•In November 2021, we acquired incremental royalty interests in BCX9930 and Orladeyo (berotralstat) from BioCryst for an upfront cash payment of $150 million. Additionally, we paid $50 million to purchase 3,846 thousand shares of common stock in BioCryst, which was calculated based on the volume-weighted average price of BioCryst common stock over a period preceding the closing of the transaction. The funds from this transaction will enable further advancement of BCX9930 and support additional investment in the global launch of Orladeyo (berotralstat).

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

•In March 2021, we acquired a royalty interest in the cabozantinib products Cabometyx and Cometriq from GSK for an upfront payment of $342 million and up to $50 million in additional payments contingent on the achievement of regulatory approvals of cabozantinib for prostate cancer and lung cancer in the United States and Europe.

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

•In December 2020, we acquired royalty interests from BioCryst on (1) Orladeyo (berotralstat) to support the launch of the product in hereditary angioedema (HAE) and (2) its development stage Factor D inhibitor BCX9930 in exchange for an upfront cash payment of $125 million.

•In October 2020, we acquired the residual royalty interest in Vertex’s cystic fibrosis franchise owned by the Cystic Fibrosis Foundation. The agreement includes an upfront payment of $575 million and a potential milestone payment of $75 million.

•In August 2020, we entered into an expanded agreement with Biohaven for up to $450 million to fund the development of zavegepant and the commercialization of Nurtec ODT. Biohaven received an upfront payment of $150 million at closing and received an additional $100 million payment in March 2021 upon the start of the oral zavegepant Phase 3 program. We will receive a royalty on Nurtec ODT and zavegepant and success-based milestone payments based on zavegepant regulatory approvals. We are also committed to provide further support for the ongoing launch of Nurtec ODT through the purchase of committed, non-contingent Commercial Launch Preferred Equity (defined below) for a total of $200 million payable on a quarterly basis from the three months ended March 31, 2021 through the three months ended December 31, 2024. In return, Biohaven will pay a series of equal fixed payments from the three months ended March 31, 2025 through the three months ended December 31, 2030.

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

•In June 2020, we acquired a royalty on (1) Prevymis, an approved product to prevent cytomegalovirus infection in stem cell transplants, from AiCuris Anti-infective Cures GmbH in exchange for an upfront payment of $220 million and (2) IDHIFA, an approved product for the treatment of adult patients with relapsed or refractory acute myeloid leukemia (AML) with an isocitrate dehydrogenase-2 mutation, from Agios Pharmaceuticals, Inc. in exchange for an upfront payment of $255 million.

•In March 2020, we acquired a royalty on Entyvio, an approved product for the treatment of ulcerative colitis and Crohn’s disease, from The General Hospital Corporation in exchange for an upfront payment of $86.6 million.

•In the fourth quarter of 2019, we agreed to pay $320 million to acquire from Ultragenyx Pharmaceutical, Inc. a royalty on the European sales of Crysvita, an approved product for the treatment of x-linked hypophosphatemia, a rare genetic orphan disease that has a profound impact on bone development in adults and children, subject to certain caps.

•In the fourth quarter of 2019, we agreed to pay up to $330 million to purchase a royalty owned by Eisai, on future worldwide sales outside Japan of Tazverik (tazemetostat), a novel targeted therapy in late-stage clinical development with the potential to be approved in several cancer indications. We acquired a portion Eisai’s future worldwide royalties on net sales by Epizyme of Tazverik outside Japan, for an upfront payment of $110 million plus up to an additional $220 million for the remainder of the royalty upon FDA approval of Tazverik for certain indications. The FDA approved Tazverik in January 2020 for epithelioid sarcoma which triggered our obligation to fund the second $110 million tranche in November 2020. In June 2020, the FDA approval of additional indications triggered our recognition of a liability for the final tranche of $110.0 million, which was paid in November 2021.

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

•In the first quarter of 2019, we acquired the following: (1) a royalty on Promacta, an approved product for the treatment of chronic immune thrombocytopenia and aplastic anemia, from Ligand Pharmaceuticals in exchange for an upfront payment of $827 million, (2) a royalty on Lilly’s Emgality, an approved product for the treatment of migraine, from Atlas Ventures and Orbimed for $260 million and (3) a royalty on Johnson & Johnson’s Erleada, an approved product for the treatment of prostate cancer, from the Regents of the University of California for $105.4 million and potential future milestones.

Additionally, in April 2021, we entered into an agreement with MSCI Inc. (“MSCI”), a leading provider of critical decision support tools and services where we will assist MSCI to design a classification framework and index methodologies which will expand MSCI’s thematic index suite with the launch of new indexes. In return, we will receive a portion of MSCI’s revenues from those indexes. The financial statement impact associated with this transaction was not material for the year ended December 31, 2021.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the years ended December 31, 2021, 2020 and 2019, we generated $2.0 billion, $2.0 billion and $1.7 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and our Revolving Credit Facility will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In June 2020, we completed our IPO and received net proceeds of approximately $1.9 billion from the IPO after deducting underwriting discounts and commissions of approximately $86.3 million. In February 2020, in connection with the Exchange Offer Transactions, we repaid outstanding debt held by RPIFT in full and issued new long-term debt at RPI Intermediate FT. In September 2020, we repaid in full our senior secured credit facilities entered into in February 2020 using the proceeds of the 2020 Notes in addition to cash on hand. In July 2021, we issued an additional $1.3 billion of senior unsecured notes. Additionally, we have a Revolving Credit Facility which provides for borrowing capacity of up to $1.5 billion that remains undrawn and available to us as of December 31, 2021. As of December 31, 2021 and 2020, we had total long-term debt outstanding of $7.1 billion and $5.8 billion, respectively.
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

Cash flows

The following table and analysis of cash flow changes presents a summary of our cash flow activity for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

(in thousands)	Years Ended December 31,		2021 vs 2020
	2021	2020	Change
Cash provided by (used in):
Operating activities	$2,017,536	$2,034,629	$(17,093)
Investing activities	$(1,870,280)	$(2,759,320)	$889,040
Financing activities	$385,112	$1,487,172	$(1,102,060)

Analysis of Cash Flow Changes

Operating activities

Years ended December 31, 2021 and 2020

Cash provided by operating activities decreased by $17.1 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by an increase of $187.4 million in upfront R&D funding and an increase of $27.2 million in interest paid. The increase was driven by upfront R&D funding payments of $103.2 million related to an additional royalty on a development-stage product acquired in connection with our expanded funding agreement with BioCryst and $90.0 million related royalties on two development-stage products acquired from MorphoSys. The increase in interest paid was primarily due to the shift from quarterly to semi-annual interest payments with the issuance of the 2020 Notes, for which we did not make any interest payments on the 2020 Notes in the year ended December 31, 2020. The higher uses of cash were partially offset by an increase in cash collections from financial royalty assets of $193.9 million.

Investing activities

Years ended December 31, 2021 and 2020

Cash used in investing activities decreased by $889.0 million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by a $1.3 billion increase in the overall net cash provided by marketable securities which was partially offset by a decrease of $268.9 million in proceeds from equity securities. We received $116.0 million related to the sale of our Cytokinetics common stock and a portion of our Biohaven common shares in the year ended December 31, 2021, as compared to $384.8 million received from the full redemption of our investment in Immunomedics common stock upon its acquisition by Gilead in the fourth quarter of 2020. The decrease in cash used in investing activities was further offset by an increase of $85.1 million in purchases of equity securities. We purchased $135.1 million of equity securities in Morphosys and BioCryst in the year ended December 31, 2021, compared to purchases of equity securities of $50.0 million related to the exercise of the Epizyme put option in the year ended December 31, 2020.

Financing activities

Years ended December 31, 2021 and 2020

Cash provided by financing activities decreased by $1.1 billion in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily driven by the $1.9 billion net proceeds received from our IPO in June 2020. Offsetting the decreases in cash provided by financing activities were net proceeds of $1.3 billion from issuance of 2021 Notes in the year ended December 31, 2021 compared to the net proceeds of $727.9 million related to the debt refinancings in the year ended December 31, 2020.

Sources of Capital

As of December 31, 2021, our cash and cash equivalents and marketable securities totaled $1.5 billion and $581.9 million, respectively. As of December 31, 2020, our cash and cash equivalents and marketable securities totaled $1.0 billion and $983.3 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings at December 31, 2021 and 2020 consisted of the following (in thousands):

	Date of Issuance	Maturity	December 31, 2021	December 31, 2020
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	—
Total senior unsecured debt			7,300,000	6,000,000
Unamortized debt discount and issuance costs			(203,930)	(183,416)
Total long-term debt			$7,096,070	$5,816,584

Senior Unsecured Notes

On July 26, 2021, we issued $1.3 billion of the 2021 Notes with a weighted average coupon rate of 2.80% and requiring annual interest payments of approximately $36.4 million, paid semi-annually. On September 2, 2020, we issued $6.0 billion of the 2020 Notes with a weighted average coupon rate of 2.125% and requiring annual interest payments of approximately $127.5 million, paid semi-annually. We used the net proceeds from the 2020 Notes offering, together with available cash on hand, to repay in full the senior secured credit facilities. Indentures governing the Notes contain certain covenants, which we were in compliance with as of December 31, 2021.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the credit agreement that our subsidiary, RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured Revolving Credit Facility with borrowing capacity of up to $1.5 billion for general corporate purposes. The Credit Agreement extends the maturity of the Revolving Credit Facility to September 15, 2026. The Credit Agreement contains certain customary covenants, which we were in compliance as of December 31, 2021. The Revolving Credit Facility remains undrawn and available to us as of December 31, 2021.

Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. In September 2020, we repaid in full the outstanding principal amounts of term loans under the senior secured credit facilities with the net proceeds from the 2020 Notes and available cash on hand.

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

•Synthetic / Hybrid Royalties – A synthetic royalty is the contractual right to a percentage of top-line sales created by the developer and/or marketer of a therapy in exchange for funding. A synthetic royalty may also include contingent milestone payments, or be structured as a long-term stream of fixed-payments with a predetermined schedule. In many of our synthetic royalties, we also make investments in the public equity of the company, where the main value driver of the company is the product for which we concurrently acquired a royalty.

•R&D Funding – We have historically funded ongoing R&D, typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved. We have also made upfront R&D payments to biotechnology companies to acquire royalties and/or milestones on development-stage product candidates.

•M&A – We acquire royalties in connection with M&A transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

Distributions to Shareholders/Unitholders

We paid dividends to holders of our Class A ordinary shares of $285.2 million in the year ended December 31, 2021. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

We made distributions of $285.4 million to shareholders/unitholders prior to the IPO in June 2020. We paid dividends to holders of our Class A ordinary shares of $112.5 million in the year ended December 31, 2020 subsequent to the IPO.

We made distributions of $739.3 million to unitholders in the year ended December 31, 2019.

Other Funding Arrangements

In June 2021, we announced a long-term strategic funding partnership with MorphoSys to support MorphoSys’ acquisition of Constellation, which closed on July 15, 2021. As part of the partnership, we agreed to provide MorphoSys up to $350 million of Development Funding Bonds, which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. MorphoSys is required to draw a minimum of $150 million of Development Funding Bonds. In return, we expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding. As of December 31, 2021, MorphoSys has not drawn any amount under the Development Funding Bonds.

On August 7, 2020, we entered into the Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven where we committed to acquire 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”), for a total of $200.0 million payable on a quarterly basis from the three months ended March 31, 2021 through the three months ended December 31, 2024. In the three months ended March 31, 2021, we began purchasing the Series B Biohaven Preferred Shares and have a remaining commitment of $129.6 million under our Commercial Launch Preferred Equity as of December 31, 2021.

We have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners and to provide additional capital related to our equity method investment in the Avillion entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital requirements which approximate $41.0 million as of December 31, 2021.

We also have certain milestone payments that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. As such, these contingent milestone payments are not considered contractual obligations. In the year ended December 31, 2021, we made a $100.0 million payment to Biohaven related to a development milestone that was achieved upon the start of the oral zavegepant Phase 3 program.

Debt service

As of December 31, 2021, the future principal and interest payments under our Notes over the next five years and thereafter are as follows:

(in thousands)	Principal Payments	Interest Payments
Year
2022	$—	$167,384
2023	1,000,000	163,850
2024	—	156,350
2025	1,000,000	156,350
2026	—	144,350
Thereafter	5,300,000	2,070,250
Total (1)	$7,300,000	$2,858,534
(1) Excludes unamortized debt discount and issuance costs of $203.9 million as of December 31, 2021, which are amortized through interest expense over the remaining life of the underlying debt obligations.

Operating and Personnel Payments

Under the Management Agreement, we pay quarterly Operating and Personnel Payments equal to 6.5% of the Adjusted Cash Receipts for such quarter and 0.25% of our security investments under GAAP as of the end of each quarter. Because the Operating and Personnel Payments is determined based on Adjusted Cash Receipts, the amounts are fixed. The expenses incurred in respect of Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses on an ongoing basis.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of December 31, 2021, the par value and carrying value of the total outstanding and guaranteed Notes was $7.3 billion and $7.1 billion, respectively.

The following financial information presents summarized combined balance sheet financial information as of December 31, 2021, and summarized combined statement of operations information for the year ended December 31, 2021 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of December 31, 2021 or for the year ended December 31, 2021.

Summarized Combined Balance Sheet
(in thousands)	As of December 31, 2021
Current assets	$95,946
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	16,974
Non-current assets	4,145
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,039,576
Current liabilities	59,030
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	16,974
Non-current liabilities	7,095,450
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	2,039,576

Summarized Combined Statement of Operations
(in thousands)	Year Ended December 31, 2021
Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$50,423
Operating expenses	187,863
Interest expense on intercompany notes payable with Non-Guarantor Subsidiaries	50,423
Other expenses	11,320
Net loss	199,183

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses. Certain of these policies are considered critical as they have the most significant impact on our financial condition and results of operations and require the most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of income and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our most critical accounting policies relate to our financial royalty assets and the full descriptions can be found in Note 2–Summary of Significant Accounting Policies to our consolidated financial statements. Similarly, the most significant judgments and estimates applied by management are associated with the measurement of our financial royalty assets at amortized cost using the prospective effective interest method. The application of the prospective approach to calculate interest income from our financial royalty assets requires management’s judgment in forecasting the expected future cash flows of the underlying royalties. These estimates and judgments arise because of the inherent uncertainty in predicting future events.

We evaluate financial royalty assets for impairment on an individual basis by comparing the effective interest rate at each reporting date to that of the prior period. If the effective interest rate for the current period is lower than the prior period, and if the gross cash flows have declined (expected and collected), management records a provision for the change in expected cash flows. The provision is measured as the difference between the financial royalty asset’s amortized cost basis and the net present value of the expected future cash flows, calculated based on the prior period’s effective interest rate. The amount recognized as provision expense increases the financial royalty asset’s cumulative allowance, which reduces the net carrying value of the financial royalty asset.

Factors Impacting Expected Future Cash Flows

The amounts and timing of forecasted expected future cash flows are largely influenced by sell-side equity research analyst coverage, commercial performance of the product and the royalty duration.

•Analyst coverage. Forecasts of expected future cash flows are developed from sales projections of the underlying biopharmaceutical products as published in sell-side equity research analyst reports. In projecting future cash flows, our policy is to rely on sell-side research analysts’ consensus sales forecasts for a product to derive annual sales projections for each financial royalty asset over the periods for which we are entitled to royalties or milestones. When royalty-bearing biopharmaceutical products have no coverage, limited sell-side equity research analyst coverage or where sell-side equity research analyst estimates are not available for the full term of the royalty, particularly for the later years in a product’s life, management uses reasonable judgment to make assumptions about the growth or decline in the sales of these products based on historical data, market trends and management’s own expertise.

•Commercial performance. The approval of a product for use in new indications can extend the date through which we are entitled to royalties or milestones on that product. For certain financial royalty assets, such as the cystic fibrosis franchise, we are entitled to royalties on approved combination products and may be entitled to royalties on future combination products, which, once approved, create new cash flow streams which were not initially contemplated and whose sales were previously not reflected in expected future cash flows. We generally do not recognize income from, or forecast sales for, unapproved products or indications. If a product is removed from all or a portion of a market, subsequent sell-side equity research analysts’ forecasts will reflect the expected drop in sales. Both the new cash flow streams and the cessation of cash flow streams related to a product’s performance in the market over the royalty term can materially affect our forecast of expected future cash flows.

•Royalty duration. The duration of a financial royalty asset can be based on a number of factors, such as regulatory and marketing approval dates, patent expiration dates, the number of years from first commercial sale, the first date of manufacture of the patent-protected product, strength of patent protection, the entry of generics or a contractual date arising from litigation, which are all impacted by the time in the product’s life cycle at which we acquire the financial royalty asset. Royalty duration varies by geography as United States, European Union and other jurisdictions may be subject to different country-specific patent protection terms or exclusivity based on contractual terms. Products may be covered by a number of patents and, for products whose royalty term is linked to the existence of valid patents, management is required to make judgments about the patent providing the strongest patent protection to align the period over which management forecasts expected future cash flows to the royalty term.

Significant Assumptions Applied in Developing Forecasted Expected Future Cash Flows

The most significant assumptions used in forecasting the expected future cash flows for our royalties and requiring management’s judgement include (1) estimates of the duration of the royalty, which includes consideration of the strength of patent protection and anticipated entry of generics, and (2) sales trends and product growth rates in outer years of the royalty term, which are primarily based on statistical models.

The royalty duration is important for purposes of accurately measuring interest income over the life of a financial royalty asset. In making assumptions around the royalty duration for terms that are not contractually fixed, management considers the strength of existing patent protection, expected entry of generics, geographical exclusivity periods and potential patent term extensions tied to the underlying product. It is common for royalty durations to expire earlier or later than anticipated due to unforeseen developments over time, including with respect to the granting of patents and patent term extensions, the invalidation of patents, litigation between the party controlling the patents and third party challengers of the patents, the ability of third parties to design around or circumvent valid patents, the granting of regulatory exclusivity periods or extensions, timing for the arrival of generic or biosimilar competitor products, changes to legal or regulatory regimes affecting intellectual property rights or the regulation of pharmaceutical products, product life cycles, and industry consolidations.

When royalty-bearing pharmaceutical products have limited or no coverage by sell-side equity research analysts, or where sell-side equity research analyst estimates are not available for the full term of our royalty, particularly for the later years in a product’s life, we generally incorporate a statistical curve developed using historical sales data and available consensus sales projections to forecast product sales over the remaining life of the product. In cases where the statistical curve is not used, we use reasonable judgment to make assumptions about the growth or decline in the sales of these products based on historical data, publicly available information for the marketer, industry data and market trends and our own expertise.

Even though we believe interest income from financial royalty assets and the associated non-cash provision for changes in future cash flows are not indicative of our near-term financial performance and should not be used as a source for predicting future income or growth trends, changes in the aforementioned assumptions could result in a material impact to our financial statements. A shortened royalty term can result in a reduction in interest income, significant reductions in total royalty payments over time compared to expectations or a permanent impairment. If the effective interest rate is lower for the current period than the prior period, and if the gross cash flows have declined (expected and collected) this would result in the immediate recognition of non-cash provision expense even though the applicable cash inflows will not be realized for many years into the future. Changes in sell-side equity research analyst consensus sales forecasts directly impact future interest income and recognition of any provision income or expense in a similar manner.

Below is a summary of the sensitivity of our current year results in relation to the royalty duration for our top three financial royalty assets based on net carrying value as of December 31, 2021. Because these are long-dated financial royalty assets, we have assumed a change of two years in the estimated duration to sensitize the financial statement impact. The effect of a change in estimated duration is the factor that would have the most significant impact on our consolidated statement of operations. There have not been any significant changes to the estimated duration of expected future cash flows for our top three financial royalty assets during the years ended December 31, 2021, 2020 and 2019, with the exception of the cystic fibrosis franchise due to the FDA approval of Trikafta in 2019, which extended the expected duration at that time.

If the duration of these financial royalty assets were extended by two years by assuming the statistically projected growth trends continue and all other royalty terms and assumptions remain unchanged, any impact to interest income would not be reflected until the subsequent period and is therefore not disclosed below. However, an extended duration for a financial royalty asset could result in the reduction of any cumulative allowance for changes in expected future cash flows, which would be recognized in the current period as provision income and is reflected in the table below for these top three financial royalty assets. If the duration for these financial royalty assets were shortened by two years by eliminating the estimated expected future cash flows for the final two years while keeping all other royalty terms and assumptions unchanged, we would recognize immediate incremental provision expense in the current period as a result of applying the prospective method of the effective interest rate methodology. The disclosure of the duration sensitivity below does not include any consideration of the related allowance for current expected credit losses. The impact of these sensitivity assumptions is summarized as follows (in thousands):

			Year Ended December 31, 2021
	Estimated Royalty Duration (a)	Change in Duration Assumption Applied	Provision (Income)/Expense for Changes in Expected Cash Flows
Cystic fibrosis franchise	2037 (b)	+/- 2 years	$(48,636)	$261,265
Tysabri	(c)	+/- 2 years	$(16,617)	$173,098
Imbruvica	2027-2032	+/- 2 years	$(99,398)	$173,129
(a)Dates shown represent our estimates as of the date of this Annual Report on Form 10-K of when a royalty will substantially end, which may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, our estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. There can be no assurances that our royalties will expire when expected.
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

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. As of December 31, 2021, we held cash and cash equivalents of $1.5 billion, of which $887.8 million was cash, $598.3 million was invested in interest-bearing money market funds and $55.0 million was invested in commercial paper and certificates of deposit. We also held $581.9 million in marketable securities at December 31, 2021 which was invested in commercial paper and certificates of deposit.

As of December 31, 2020, we had cash and cash equivalents of $1.0 billion, of which $832.7 million was cash, $151.7 million was invested in commercial paper and certificates of deposit and $24.3 million was invested in interest-bearing money market funds. In addition, as of December 31, 2020, we had $983.3 million in marketable securities which was invested in corporate debt securities, commercial paper and certificates of deposit.
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

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. As of December 31, 2021, 100% of our outstanding debt has fixed interest rates. We have a $1.5 billion Revolving Credit Facility with a variable interest rate that remained undrawn as of December 31, 2021. We are subject to interest rate fluctuation exposure related to the Revolving Credit Facility, if drawn.

We may manage our exposure to interest rate volatility on future debt issuances by entering into treasury rate lock contracts to lock in the rate on the interest payments related to anticipated debt issuances. In June 2021, we executed treasury rate lock contracts with notional amounts totaling $600.0 million to fix the interest rate on a portion of the principal related to our 2021 Notes issued in July 2021. The treasury lock contracts were terminated in July 2021.

Credit and Counterparty Risk

We are exposed to credit risk related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our derivative financial instruments. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, AbbVie, Amgen, Bristol Myers Squibb, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche/Genentech and Vertex. For the years ended December 31, 2021 and 2020, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 32% and 27% of our current portion of Financial royalty assets, net, respectively, representing the largest individual marketer and payor of our royalties. Refer to “—Understanding Our Results of Operations” within this MD&A for a discussion of the marketers or royalty payors accounting for 10% or more of our total income and other revenues for the years ended December 31, 2021 and 2020.

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

Item 8.         Financial Statements and Supplementary Data

ROYALTY PHARMA PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Royalty Pharma plc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Royalty Pharma plc (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2022 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Financial Royalty Assets and related Interest Income
Description of the Matter
As disclosed in Note 6 to the consolidated financial statements, the Company’s total financial royalty assets, net, were carried at $14,332,596 thousand as of December 31, 2021. For the year ended December 31, 2021, the Company recognized income from financial royalty assets of $2,065,083 thousand. As explained in Note 2 to the consolidated financial statements, the Company’s financial royalty assets are measured at amortized cost using the prospective effective interest rate method.

Auditing the valuation of the financial royalty assets and related interest income involved complex auditor judgment, because the assumptions used by management to forecast the expected cash flows from the underlying royalties are forward-looking and are therefore affected by future economic and market conditions, such as the impact of the entry of competing or generic products to the market, among other uncertainties. The key assumptions used in the valuation of the financial royalty assets and related interest income are product growth rates applied to forecasted sales in the later years in the royalty life and the royalty duration.

How We Addressed the Matter in Our Audit
To test the valuation of the financial royalty assets and related interest income, our audit procedures included, among others, evaluating the methodology and completeness and accuracy of the data used to develop the key assumptions identified above. For example, with the support of statistical modelling specialists, we evaluated management’s statistical methodology for sales growth forecasts and performed sensitivity analysis over the resulting forecasted product sales. We also tested the inputs to the model, principally comprising historic product sales and third-party analyst estimates of nearer-term sales amounts, by comparing to analyst reports or published sales information. For royalty duration, among other procedures, we compared management’s assessment of the likely date of expiry of the Company’s cash flows against original purchase agreements, as well as independently assessing the royalty duration against available published information sources, such as those from regulatory bodies, counterparties, and product marketers.

We assessed the historical accuracy of management’s estimates by comparing expected cash flows to actual cash receipts. We also evaluated the related disclosures in the consolidated financial statements.

/s/ Ernst & Young

We have served as the Company’s auditor since 2003.

Dublin, Ireland
February 15, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Royalty Pharma plc

Opinion on Internal Control Over Financial Reporting
We have audited Royalty Pharma plc’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 15, 2022 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young

Dublin, Ireland
February 15, 2022

ROYALTY PHARMA PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$1,541,048	$1,008,680
Marketable securities	581,872	983,279
Financial royalty assets	614,351	587,193
Accrued royalty receivable	53,286	33,155
Available for sale debt securities	66,000	69,984
Other royalty income receivable	15,023	6,011
Other current assets	6,631	8,596
Total current assets	2,878,211	2,696,898

Financial royalty assets, net	13,718,245	12,368,084
Intangible royalty assets, net	5,670	28,666
Equity securities	269,800	298,689
Available for sale debt securities	204,400	163,016
Investments in non-consolidated affiliates	435,394	454,936
Other assets	4,145	9,997
Total assets	$17,515,865	$16,020,286

Liabilities and equity
Current liabilities
Distribution payable to non-controlling interest	$107,934	$126,366
Accounts payable and accrued expenses	5,620	10,775
Interest payable	57,696	42,146
Accrued purchase obligation	—	110,000
Other current liabilities	—	18,600
Total current liabilities	171,250	307,887

Long-term debt	7,096,070	5,816,584
Total liabilities	7,267,320	6,124,471
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; 432,963 and 388,135 issued and outstanding, respectively	43	39
Class B ordinary shares, $0.000001 par value; 174,213 and 218,976 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 50 issued and outstanding, respectively	63	63
Deferred shares, $0.000001 par value, 361,170 and 316,407 issued and outstanding, respectively	—	—
Additional paid-in capital	3,507,533	2,865,964
Retained earnings	2,255,179	1,920,635
Non-controlling interest	4,471,951	5,077,036
Accumulated other comprehensive income	16,491	34,395
Treasury interests	(2,715)	(2,317)
Total shareholders’ equity	10,248,545	9,895,815

Total liabilities and shareholders’ equity	$17,515,865	$16,020,286
See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Total income and revenues
Income from financial royalty assets	$2,065,083	$1,959,975	$1,648,837
Revenue from intangible royalty assets	171,248	143,382	145,775
Other royalty income	53,132	18,996	19,642
Total income and other revenues	2,289,463	2,122,353	1,814,254

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	452,842	230,839	(1,019,321)
Research and development funding expense	200,084	26,289	83,036
Amortization of intangible assets	22,996	23,058	23,924
General and administrative expenses	182,826	181,715	103,439
Other operating expenses	—	65,053	—
Total operating expenses/(income), net	858,748	526,954	(808,922)

Operating income	1,430,715	1,595,399	2,623,176

Other expense/(income)
Equity in losses/(earnings) of non-consolidated affiliates	19,490	(44,459)	32,517
Interest expense	166,142	157,059	268,573
Losses on derivative financial instruments	21,532	42,076	39,138
Losses/(gains) on equity securities	48,066	(247,073)	(155,749)
Unrealized gains on available for sale debt securities	(17,859)	(18,600)	—
Interest income	(53,535)	(28,379)	(22,329)
Other non-operating expense/(income), net	5,678	32,821	(393)
Total other expense/(income), net	189,514	(106,555)	161,757
Consolidated net income before tax	1,241,201	1,701,954	2,461,419
Income tax expense	—	—	—
Consolidated net income	1,241,201	1,701,954	2,461,419

Net income attributable to non-controlling interest	621,473	726,914	112,884

Net income attributable to controlling interest	$619,728	$975,040	$2,348,535

Earnings per Class A ordinary share (1):
Basic	$1.49	$1.32	N/A
Diluted	$1.49	$1.32	N/A
Weighted average Class A ordinary shares outstanding (1):
Basic	414,794	375,444	N/A
Diluted	414,802	375,455	N/A
(1) Represents earnings per Class A ordinary share and weighted average Class A ordinary shares outstanding for the period from June 16, 2020 through December 31, 2020 following our initial public offering (“IPO”) in the year ended December 31, 2020. See Note 13–Earnings per Share.

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Consolidated net income	$1,241,201	$1,701,954	$2,461,419
Changes in other comprehensive income/(loss):
Reclassification of loss on interest rate swaps	—	4,066	6,189
Unrealized gains on available for sale debt securities	11,600	83,120	6,159
Reclassification of unrealized gains on available for sale debt securities	(50,896)	(20,551)	—
Total other comprehensive (loss)/income	$(39,296)	$66,635	$12,348
Comprehensive income	$1,201,905	$1,768,589	$2,473,767
Comprehensive income attributable to non-controlling interest	604,323	739,787	112,884
Comprehensive income attributable to controlling interest	$597,582	$1,028,802	$2,360,883

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Unitholders’/ Shareholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—	$—	$3,282,516	$1,215,953	$(10,255)	$63,865	$—	$4,552,079
Distributions	—	—	—	—	—	—	—	—	—	—	(739,276)	—	(140,866)	—	(880,142)
Net income	—	—	—	—	—	—	—	—	—	—	2,348,535	—	112,884	—	2,461,419
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	6,159	—	—	6,159
Reclassification of loss on interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	6,189	—	—	6,189
Purchase of treasury interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,266)	(4,266)
Balance at December 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	$3,282,516	$2,825,212	$2,093	$35,883	$(4,266)	$6,141,438
Contributions	—	—	—	—	—	—	—	—	—	307,646	—	—	1,174,676	—	1,482,322
Transfer of interests	—	—	—	—	—	—	—	—	—	(1,037,161)	—	—	1,037,161	—	—
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	—	—	—	—	—	—	—	(192,705)	—	—	—	(192,705)
Distributions	—	—	—	—	—	—	—	—	—	—	(313,408)	—	(792,357)	—	(1,105,765)
Initial share issuance upon registration of Royalty Pharma plc	—	—	—	—	50	63	—	—	—	—	—	—	—	—	63
Net income prior to IPO	—	—	—	—	—	—	—	—	—	—	479,842	—	145,043	—	624,885
Issuance of Class B ordinary shares to Continuing Investors Partnerships	—	—	535,383	1	—	—	—	—	—	—	—	—	—	—	1
Effect of exchange by Continuing Investors of Class B ordinary shares for Class A ordinary shares and reallocation of historical equity	294,176	30	(294,176)	(1)	—	—	294,176	—	1,402,762	(2,553,001)	(1,261,014)	(24,022)	2,433,098	2,147	(1)
Issuance of Class A ordinary shares sold in IPO, net of offering costs	71,652	7	—	—	—	—	—	—	1,150,383	—	—	—	758,354	—	1,908,744
Share-based compensation and related issuances of Class A ordinary shares	76	—	—	—	—	—	—	—	5,428	—	—	—	—	—	5,428
Other exchanges	22,231	2	(22,231)	—	—	—	22,231	—	307,391	—	—	2,562	(309,566)	(198)	191
Dividends ($0.30 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	—	(112,490)	—	—	—	(112,490)
Net income subsequent to IPO	—	—	—	—	—	—	—	—	—	—	495,198	—	581,871	—	1,077,069
Other comprehensive income/(loss):
Reclassification of loss on interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	4,066	—	—	4,066
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	60,617	22,503	—	83,120
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(10,921)	(9,630)	—	(20,551)
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$—	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Shareholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$—	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	48,539	—	48,539
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(614,973)	—	(614,973)
Dividends ($0.68 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	—	(285,184)	—	—	—	(285,184)
Other exchanges	44,763	4	(44,763)	—	—	—	44,763	—	639,126	—	—	4,242	(642,974)	(398)	—
Share-based compensation and related issuances of Class A ordinary shares	65	—	—	—	—	—	—	—	2,443	—	—	—	—	—	2,443
Net income	—	—	—	—	—	—	—	—	—	—	619,728	—	621,473	—	1,241,201
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	6,335	5,265	—	11,600
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(28,481)	(22,415)	—	(50,896)
Balance at December 31, 2021	432,963	$43	174,213	$—	50	$63	361,170	$—	$3,507,533	$—	$2,255,179	$16,491	$4,471,951	$(2,715)	$10,248,545
See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Cash collections from financial royalty assets	$2,315,854	$2,121,923	$1,934,092
Cash collections from intangible royalty assets	151,158	143,753	143,298
Other royalty cash collections	44,123	18,305	27,448
Distributions from non-consolidated affiliates	34,384	42,334	14,059
Interest received	3,135	7,704	20,136
Derivative collateral received	34,660	45,252	360
Derivative collateral posted	(34,660)	—	(45,630)
Termination payments on derivative instruments	(16,093)	(35,448)	—
Ongoing development-stage funding payments	(6,876)	(20,479)	(83,036)
Upfront development-stage funding payments	(193,208)	(5,810)	—
Payments for operating and professional costs	(184,511)	(179,709)	(88,524)
Interest paid	(130,430)	(103,196)	(254,964)
Net cash provided by operating activities	2,017,536	2,034,629	1,667,239

Cash flows from investing activities:
Distributions from non-consolidated affiliates	523	15,084	—
Investments in non-consolidated affiliates	(34,855)	(40,155)	(27,042)
Purchases of equity securities	(135,134)	(50,000)	(78,999)
Proceeds from equity securities	115,957	384,840	—
Purchases of available for sale debt securities	(70,441)	—	(125,121)
Proceeds from available for sale debt securities	62,500	3,000	150,000
Purchases of marketable securities	(1,196,579)	(1,705,283)	(817,402)
Proceeds from sales and maturities of marketable securities	1,597,851	815,440	725,070
Purchase of warrants	—	—	(8,840)
Acquisitions of financial royalty assets	(2,191,502)	(2,182,246)	(1,721,291)
Milestone payments	(18,600)	—	(250,000)
Net cash used in investing activities	(1,870,280)	(2,759,320)	(2,153,625)

Cash flows from financing activities:
Distributions to shareholders/unitholders	—	(285,353)	(739,276)
Distributions to non-controlling interest	(479,604)	(543,952)	(154,084)
Distributions to non-controlling interest- other	(153,800)	(181,135)	—
Dividends to shareholders	(285,184)	(112,490)	—
Contributions from non-controlling interest- R&D	7,339	8,482	—
Contributions from non-controlling interest- other	36,874	58,957	—
Scheduled repayments of long-term debt	—	(94,200)	(294,000)
Repayments of long-term debt	—	(11,116,196)	—
Proceeds from issuance of long-term debt, net of discount	1,272,533	11,891,030	—
Debt issuance costs and other	(13,046)	(46,715)	—
Purchase of treasury interests	—	—	(4,266)
Proceeds from issuance of Class A ordinary shares upon IPO, net of offering costs	—	1,908,744	—
Net cash provided by/(used in) financing activities	385,112	1,487,172	(1,191,626)
Net change in cash and cash equivalents	532,368	762,481	(1,678,012)
Cash and cash equivalents, beginning of year	1,008,680	246,199	1,924,211
Cash and cash equivalents, end of year	$1,541,048	$1,008,680	$246,199
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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Exchange Offer Transactions, we own, through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust (“RPI Intermediate FT”), an 82% economic interest in Old RPI. Through our 82% indirect ownership of Old RPI, we are legally entitled to 82% of the economics of Old RPI’s wholly-owned subsidiaries, RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and RPI Acquisitions (Ireland), Limited (“RPI Acquisitions”), an Irish private limited company, and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish unit trust. From the Exchange Date until the expiration of the Legacy Investors Partnerships’ investment period on June 30, 2020 (the “Legacy Date”), the Legacy Investors Partnerships were offered to participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI ceased making new investments and each of Old RPI and the Legacy Investors Partnerships became legacy entities. Since the Legacy Date, we have made and plan to make new investments through our subsidiaries, including RPI Intermediate FT.

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

IPO

On June 18, 2020, we completed our IPO on the Nasdaq Global Select Market under the ticker symbol “RPRX”, in which we issued 89,334 thousand Class A ordinary shares at a price to the public of $28.00 per Class A ordinary share, of which 71,652 thousand Class A ordinary shares and 17,682 thousand Class A ordinary shares were offered by the Company and selling shareholders, respectively. We used the net proceeds from the IPO to acquire RP Holdings Class A Interests and, as a result, we own 100% of RP Holdings Class A Interests.

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

2. Summary of Significant Accounting Policies

Basis of preparation and use of estimates

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of income, revenues and expenses during the reporting period. Actual results may differ from those estimates.

The precise extent to which the COVID-19 pandemic will impact our operational and financial performance will depend on various factors. To date, certain marketers of some of our portfolio products have commented that the performance of these products have been impacted by the COVID-19 pandemic. However, the COVID-19 pandemic has not resulted in a material effect to our results of operations and liquidity and we do not believe it is reasonably likely to in the future. Due to the nature of our business, the effect of the COVID-19 pandemic may not be fully reflected in certain of our results of operations until future periods.

Basis of consolidation

The consolidated financial statements include the accounts of Royalty Pharma and all majority-owned and controlled subsidiaries, as well as variable interest entities, where we are the primary beneficiary. We consolidate based upon evaluation of our power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance. For consolidated entities where we own or are exposed to less than 100% of the economics, we record Net income attributable to non-controlling interest in our consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

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

Following the consummation of our IPO in June 2020, two new non-controlling interests were created: (1) a non-controlling interest related to the Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of the RP Holdings Class B Interests, which amounted to approximately 29% as of December 31, 2021, and (2) a non-controlling interest related to RPI EPA Holdings, LP (“EPA Holdings”), an affiliate of the Manager through its ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). Income will not be allocated to the latter non-controlling interest until certain conditions are met.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of credit risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, financial royalty assets and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances at December 31, 2021 and 2020 were held with State Street and Bank of America. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, AbbVie, Bristol Myers Squibb, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche and Vertex. For the years ended December 31, 2021 and 2020, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 32% and 27% of our current portion of Financial royalty assets, net, respectively, representing the largest individual receivable balance in both years.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The effective interest rate is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the initial invested amount. The effective interest rate is reviewed and adjusted each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. Income is calculated by multiplying the carrying value of the financial royalty asset by the effective interest rate. The carrying value of a financial royalty asset is made up of the opening balance, or net purchase price for a new financial royalty asset, which is increased by the interest income accrual and decreased by cash receipts in the period to arrive at the ending balance. If the ending balance is greater than the net present value of the expected future cash flows, a provision is recorded to reduce the asset balance to the net present value. The provision is recorded through the income statement as Provision for changes in expected cash flows from financial royalty assets and the carrying value of Financial royalty assets, net is presented net of the cumulative allowance for changes in expected future cash flows.

The application of the prospective approach to measure financial royalty assets requires management’s judgment in forecasting the expected future cash flows of the underlying royalties. The amounts and duration of forecasted expected future cash flows used to calculate and measure interest income are largely impacted by sell-side equity research analyst coverage, commercial performance of the product, and royalty duration, each discussed in further detail below.

•Analyst coverage. Forecasts of expected future cash flows are developed from sales projections of the underlying biopharmaceutical products as published in sell-side equity research analyst reports. In projecting future cash flows, our policy is to rely on sell-side research analysts’ consensus sales forecasts for a product to derive annual sales projections for each financial royalty asset over the periods for which we are entitled to royalties or milestones. These forecasts are based on input from internal and external market research that analyzes factors such as growth in global economies, industry trends and product life cycles. When royalty-bearing biopharmaceutical products have no coverage, limited sell-side equity research analyst coverage or where sell-side equity research analyst consensus sales estimates are not available for the full term of the royalty, particularly for the later years in a product’s life, management uses reasonable judgment to make assumptions about the growth or decline in the sales of these products based on historical data, market trends and management’s own expertise. For the majority of the portfolio of financial royalty assets, management utilizes statistical curves based on historical trends to project future sales when sell-side equity research analyst consensus sales estimates end or are not available for the full term of the royalty. In other cases, management may develop and apply growth rate estimates from existing sell-side equity research analysts’ consensus sales forecasts to project future sales for products that cannot be modeled through the statistical curves, such as those where the entrance of a biosimilar is expected to impact future sales. Based on the level of detail in sell-side equity research analyst models, management can also be required to apply assumptions to the sales forecasts to estimate the quarterly and geographical allocation from annual sales projections and, for franchised products, to estimate the product mix and pricing mix, or to exclude from projections sales forecasts for unapproved products or indications. Our contractual royalty terms, rates, and any milestones are then applied to the adjusted sales projections to calculate the expected royalty or milestone payments over the term of the financial royalty asset’s life, forming the basis for our forecast of expected future cash flows used to calculate and measure interest income.

•Commercial performance. The approval of a product for use in new indications can extend the date through which we are entitled to royalties or milestones on that product. For certain financial royalty assets, such as the cystic fibrosis franchise, we are entitled to royalties on approved combination products and may be entitled to royalties on future combination products, which, once approved, create new cash flow streams which were not initially contemplated and whose sales were previously not reflected in expected future cash flows. We generally do not recognize income from, or forecast sales for, unapproved products or indications. If a product is removed from all or a portion of a market, subsequent sell-side equity research analysts’ consensus sales forecasts will reflect the expected drop in sales. Both the new cash flow streams and the cessation of cash flow streams related to a product’s performance in the market over the royalty term can materially affect our forecast of expected future cash flows.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•Royalty duration. The duration of a royalty can be based on a number of factors, such as regulatory and marketing approval dates, patent expiration dates, the number of years from first commercial sale, the first date of manufacture of the patent-protected product, the entry of generics or a contractual date arising from litigation, which are all impacted by the time in the product’s life cycle at which we acquire the royalty. Royalty duration varies by geography as United States, European Union and other jurisdictions may be subject to different country-specific patent protection terms or exclusivity based on contractual terms. Products may be covered by a number of patents and, for products whose royalty term is linked to the existence of valid patents, management is required to make judgments about the patent providing the strongest patent protection to align the period over which management forecasts expected future cash flows to the royalty term. It is common for the latest expiring patent in effect at the date we acquire a financial royalty asset to be extended, adjusted or replaced with newer dated patents subsequent to our acquisition of a royalty due to new information, resulting in changes to the royalty duration in later periods. Patents may expire earlier than expected at the time of the acquisition due to the loss of patent protection, loss of data exclusivity on intellectual property, contractual licensing terms limiting royalty payments based on time from product launch, due to recent legal developments or litigation. Macroeconomic factors, such as changes in economies or the competitive landscape, including the unexpected loss of exclusivity to the products underlying our portfolio of royalties, changes in government legislation, product life cycles, industry consolidations and other changes beyond our control could result in a positive or negative impact on our forecast of expected future cash flows.

As part of the preparation of the forecasted expected future cash flows, which relies on the sources and variables discussed above, management is required to make assumptions around the following forecast inputs: (1) estimates of the duration of the royalty, which includes consideration of the strength of patent protection and anticipated entry of generics, (2) product growth rates and sales trends in outer years, (3) the product and pricing mix for franchised products, and (4) the geographical allocation of annual sales data from sell-side equity research analysts’ models. The most sensitive of these assumptions relates to management’s estimate of the royalty duration in the final years of an asset’s life. In some cases, patent protection may extend to a later period than the expiration date management has estimated. Management may apply a shorter royalty term in this situation if, based on its experience and expertise, management believes that it is more likely that the associated patents are subject to opposition or infringement, that the market for a particular product may shift based on pipeline approvals and products, or that product sales may be harmed by competition from generics. For products providing perpetual royalties, management applies judgment in establishing the duration over which it forecasts expected future cash flows.

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

Cumulative allowance and Provision for changes in expected cash flows from financial royalty assets

We evaluate financial royalty assets for impairment on an individual basis by comparing the effective interest rate at each reporting date to that of the prior period. If the effective interest rate is lower for the current period than the prior period, and if the gross cash flows have declined (expected and collected), we record a provision for the change in expected cash flows. The provision is measured as the difference between the financial royalty asset’s amortized cost basis and the net present value of the expected future cash flows, calculated based on the prior period’s effective interest rate. The amount recognized as provision expense increases the financial royalty asset’s cumulative allowance, which reduces the net carrying value of the financial royalty asset.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In a subsequent period, if there is an increase in expected future cash flows, or if actual cash flows are greater than cash flows previously expected, we reduce the previously established cumulative allowance for the increase in the present value of cash flows expected to be collected, resulting in a non-cash credit to the provision line on the income statement. We also recalculate the amount of accretable yield to be received based on the revised remaining future cash flows. The adjustment to the accretable yield is treated as a change in estimate and is recognized prospectively over the remaining life of the financial royalty asset by adjusting the effective interest rate used to calculate income.

Movements in the cumulative allowance for changes in expected future cash flows, which forms part of the Financial royalty assets, net line item on the consolidated balance sheet, are accompanied by corresponding changes to the provision. Amounts not expected to be collected are written off against the allowance at the time that such a determination is made. Recoveries of previously written-off amounts are credited to the allowance. In some cases, when a financial royalty asset’s contractual cash flows expire, the final royalty payment may differ from the remaining net carrying value. We account for this non-cash true-up at the end of the royalty term as either Provision for changes in expected cash flows from financial royalty assets or as Income from financial royalty assets on the consolidated statements of operations.

Income from financial royalty assets

We recognize income from financial royalty assets when there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The accretable yield is recognized as income at the effective rate of return over the expected life of financial royalty assets. After acquisition of a financial royalty asset, if we are not able to reliably estimate expected cash flows for a product or if we have not completed the required funding obligations payable over time for an approved product, a financial royalty asset is placed in non-accrual status (e.g., for royalties from products that have not yet received FDA approval or for accelerated royalties). Such financial royalty assets are held at cost and no income is recognized until the reasonable expectation of the timing of the future cash flows to be collected is available or until funding obligations payable over time for an approved product are complete. We evaluate such financial royalty assets held at cost for impairment based on, among other factors, a review of development progress, clinical trial results, and publicly available information around regulatory discussions and approval status. An impairment loss is recognized if, based on current information and events, it is probable that we will be unable to collect amounts due according to the contractual terms of the financial royalty asset, and the amount of loss can be reasonably estimated.

When royalties are received for financial royalty assets that have been fully amortized, such income is recognized as Other royalty income.

Allowance for current expected credit losses

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires earlier recognition of credit losses. We now recognize an allowance for current expected credit losses on our portfolio of financial royalty assets with limited protective rights. The credit loss allowance is estimated using the probability of default and loss given default method. The credit rating, which is primarily based on publicly available data and updated quarterly, is the primary credit quality indicator used to determine the probability of default of the marketers responsible for paying our royalties and the resulting loss given default. The allowance for current expected credit losses is presented net within the non-current portion of Financial royalty assets, net on the consolidated balance sheets. Any subsequent movement in the allowance for credit losses is recorded as part of the Provision for changes in expected future cash flows from financial royalty assets on the consolidated statements of operations.

Refer to Note 7–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for further information.

Intangible royalty assets, net

Currently, our only intangible royalty assets are the Januvia and Janumet (“DPP-IV”) patents. The DPP-IV patents are finite-life intangible royalty assets whose cost is amortized using the straight-line method over the expected lives of the patents, the majority of which terminate at various dates through 2022. The amortization period commenced concurrent with the sale of the product underlying the royalty asset.

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

Revenue from intangible royalty assets and Accrued royalty receivable

We earn royalties on sales by our licensees of DPP-IV products covered under patents that we own. We do not have future performance obligations under these license arrangements. Royalty revenue from sales of DPP-IV products is recognized in the period the product is sold. However, under the license agreements, licensees generally provide royalty reports and payments on a one quarter lag. Thus, the accrued royalty receivable is based on an analysis of historical royalties received and sell-side equity research analysts’ projected sales, adjusted for any changes in estimates. Royalty-bearing sales are net of certain rebates and other discounts, as permitted under the terms of the license agreements. Because rebates are generally invoiced and paid in arrears by the marketer, royalty reports often reflect deductions in current periods for rebates related to prior periods which we do not have the ability to estimate.

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

Milestone payments

Certain acquisition agreements provide for future incoming or outgoing contingent payments based on the commercial, regulatory or clinical performance of the related biopharmaceutical product generally over a multi-year period. For purposes of measuring income from financial royalty assets, commercial milestones payable or receivable are reflected in the cash flows used to forecast expected future cash flows in the period in which the milestone criteria is projected to be satisfied based on sell-side equity research analysts’ consensus sales forecasts. Milestones based on regulatory approval or clinical criteria are generally not reflected in the expected future cash flows until such approval is achieved.

Amounts related to outgoing contingent milestone payments are not considered contractual obligations as they are contingent on the successful completion of the defined milestones. Payments under these agreements generally become due and payable upon achievement of certain commercial milestones, and when the contingency is resolved.

Financial instruments

Certain financial instruments reflected in the consolidated balance sheets, (e.g., cash and cash equivalents, certain other assets, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature. The fair values of financial instruments other than Financial royalty assets, net are determined through a combination of management estimates and information obtained from third parties using the latest market data. The fair value of financial instruments is determined utilizing the valuation techniques appropriate to the type of instrument as discussed in Note 5–Fair Value Measurements and Financial Instruments.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity securities and Available for sale debt securities

Our equity securities are measured and recorded at fair value with unrealized gains and losses recorded in earnings. Our equity securities represent investments in publicly traded equity securities. Available for sale debt securities are measured at fair value. The unrealized change in fair value of available for sale debt securities for which we elected the fair value option is recorded within Unrealized gains on available for sale debt securities on the consolidated statements of operations. The unrealized change in fair value for the Biohaven Series A Preferred Share is included in Accumulated other comprehensive income (“AOCI”) and are reclassified to earnings as interest income is recognized. Interest income is recognized when we can reliably estimate forecasted cash flows.

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

Upon the discontinuation of hedge accounting, the AOCI previously recorded on the cash flow hedges was reversed out of other comprehensive income in line with terms of the associated swap contract until the termination of all of our interest rate swaps in February 2020. This reclassification adjustment is shown on the consolidated statements of operations as part of Losses on derivative financial instruments.

Investment in non-consolidated affiliates

Investments in entities that provide us with the ability to exercise significant influence, but not a controlling financial interest, and where we are not the primary beneficiary are accounted for under the equity method. Investments accounted for under the equity method are initially recorded at fair value. If there is a difference between the fair value and the carrying amount of the equity method investment at inception, we quantify the basis difference and amortize it in a rational manner over the life of the investment. Subsequently, we recognize through earnings our proportionate share of the investee’s net income or loss, net of any adjustment to reflect the amortization of basis differences. We generally record our share of the results of our investees one quarter in arrears within Equity in losses/(earnings) of non-consolidated affiliates in the consolidated statements of operations. The investment is reflected as Investments in non-consolidated affiliates on the consolidated balance sheet.

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

Research and development funding expense

We enter into transactions where we agree to fund a portion of the research and development (“R&D”) performed by our partners for products undergoing late-stage clinical trials in exchange for future royalties or milestones if the products are successfully developed and commercialized. In accordance with ASC 730, Research and Development, we account for the funded amounts as R&D expense when we have the ability to obtain the results of the R&D, the transfer of financial risk is genuine and substantive and, at the time of entering into the transaction, it is not yet probable that the product will receive regulatory approval. We may pay funded amounts upfront or over time as the underlying products undergo clinical trials.

Royalty payments owed to the Company on successfully commercialized products generated from R&D arrangements are recognized as Other royalty income in the same period in which the sale of the product occurs. Fixed or milestone payments receivable based on the achievement of contractual criteria for products arising out of our R&D arrangements are also recognized as Other royalty income in the period that the milestone threshold is met. Milestone thresholds are typically not triggered until after all funding obligations have been completed.

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

While we do not currently record a provision for income taxes, we are party to certain arrangements that will give rise to a tax provision in the future. We currently have funding arrangements in place that allow our counterparties to draw on capital over a prescribed period of time. When such funding arrangements are drawn and we begin to recognize income from these funding arrangements, such activities will be subject to U.S. taxation and we will record a provision for income taxes in accordance with ASC 740, Income Taxes. We also entered into an arrangement with MSCI during 2021 as discussed in Note 16–Related Party Transactions that will become subject to U.S. taxation when we begin to recognize revenue from this transaction.

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

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to us by the weighted average number of Class A ordinary shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to us by the weighted average number of Class A ordinary shares outstanding during the period, including the number of Class A ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include the outstanding Class B ordinary shares, Class B ordinary shares contingently issuable to RPI EPA Holdings, LP (“EPA Holdings”) related to Equity Performance Awards and unvested restricted share units (“RSUs”) issued under our 2020 Independent Director Equity Incentive Plan (“Equity Incentive Plan”). We include potentially dilutive shares in the denominator to compute diluted EPS if (i) the inclusion of the ordinary shares is dilutive for the respective reporting periods, and (ii) contingencies are satisfied as of the end of the reporting period for ordinary shares that are contingently issuable. We use the “if-converted” method to determine the potentially dilutive effect of our outstanding Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Available for Sale Debt Securities

Series A Biohaven Preferred Shares

On April 5, 2019, RPIFT funded the purchase of 2,495 Series A Biohaven Preferred Shares from Biohaven Pharmaceutical Holding Company Ltd. (“Biohaven”) at a price of $50,100.00 per preferred share, for a total of $125.0 million (the “First Tranche”). The approval of Nurtec ODT by the U.S. Food and Drug Administration (“FDA”) in February 2020 results in a payment due to us of two times the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments beginning in the three months ended March 31, 2021 through the three months ended December 31, 2024. In the three months ended March 31, 2021, we began receiving payments from the quarterly redemption of the Series A Biohaven Preferred Shares. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to redeem, in a single payment, any outstanding Series A Biohaven Preferred Shares at a price equal to two times the original purchase price of the Series A Biohaven Preferred Shares. Biohaven may redeem at their election, any outstanding Series A Biohaven Preferred Shares, in a single payment, at a price equal to two times the original purchase price. In the event that Biohaven defaults on any obligation to redeem Series A Biohaven Preferred Shares when required, the redemption amount shall accrue interest at the rate of 18% annually until the redemption price for such unredeemed Series A Biohaven Preferred Shares is paid in full, subject to applicable law. If any such default continues for at least one year, we will be entitled to convert all unredeemed Series A Biohaven Preferred Shares into common shares equal to the redemption price, plus accrued interest, divided by the five-day volume-weighted trading price immediately preceding the conversion date.

The Series A Biohaven Preferred Shares are classified as Available for sale debt securities in our consolidated balance sheets. The unrealized change in the fair value of the Series A Biohaven Preferred Shares is recorded within Unrealized gains on available for sale debt securities on the consolidated statements of comprehensive income.

Series B Biohaven Preferred Shares

On August 7, 2020 we entered into a Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven where we committed to acquire 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”), for a total of $200.0 million payable on a quarterly basis between the three months ended March 31, 2021 and the three months ended December 31, 2024. Our commitment to purchase the Series B Biohaven Preferred Shares is recognized as the Series B Forwards. In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between March 31, 2025 and December 31, 2030 at a price equal to approximately 1.8 times the original purchase price of the Series B Biohaven Preferred Shares. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to issue to us all unissued Series B Biohaven Preferred Shares and to redeem, in a single payment, any outstanding Series B Biohaven Preferred Shares at a price equal to approximately 1.8 times the Series B original issue price per share. Biohaven may redeem at their election, any outstanding Series B Biohaven Preferred Shares, in a single payment, at a price equal to approximately 1.8 times the original issue price for the Series B Biohaven Preferred Shares. In the event that Biohaven defaults on any obligation to redeem Series B Biohaven Preferred Shares, the redemption amount shall accrue interest on the applicable original issue price at the rate of 18% annually until the redemption price for such unredeemed Series B Biohaven Preferred Shares is paid in full, subject to applicable law. If any such default continues for at least one year, we will be entitled to convert any or all unredeemed Series B Biohaven Preferred Shares into common shares equal to the redemption price, plus accrued interest, divided by the five-day volume-weighted trading price immediately preceding the conversion date.

In the three months ended March 31, 2021, we began purchasing the Series B Biohaven Preferred Shares. As of December 31, 2021, we have acquired 1,406 shares of Series B Biohaven Preferred Shares. We have elected the fair value option to account for the Series B Forwards and the Series B Biohaven Preferred Shares, which are recorded in aggregate on the consolidated balance sheets as Available for sale debt securities. We believe the fair value option most accurately reflects the nature of these instruments. The unrealized change in fair value of the Series B Biohaven Preferred Shares and Series B Forwards is recorded within Unrealized gains on available for sale debt securities on the consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding partnership with MorphoSys AG (“MorphoSys”) to support MorphoSys’ acquisition of Constellation Pharmaceuticals, Inc. (“Constellation”), which closed on July 15, 2021. As part of the funding agreement, we agreed to provide MorphoSys up to $350 million of capital (the “Development Funding Bonds”), which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. MorphoSys is required to draw a minimum of $150 million. As of December 31, 2021, MorphoSys has not drawn any amount under the Development Funding Bonds. Our commitment to fund at least $150 million of the Development Funding Bonds is recognized as the Development Funding Bond Forward. Once drawn, we expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding.

We have elected the fair value option to account for the Development Funding Bond Forward as it most accurately reflects the nature of the instrument. The Development Funding Bond Forward is recorded within Available for sale debt securities in our consolidated balance sheet. The unrealized change in fair value of the Development Funding Bond Forward is recorded within Unrealized gains on available for sale debt securities on the consolidated statements of operations.

The table below summarizes our available for sale debt securities recorded at fair value as of December 31, 2021 and 2020 (in thousands):

	Cost (1)	Unrealized Gains	Fair Value	Current Assets	Non-Current Assets	Total
As of December 31, 2021
Series A Biohaven Preferred Shares	$134,068	$29,432	$163,500	$66,000	$97,500	$163,500
Series B Biohaven Preferred Shares	70,441	19,759	90,200	—	90,200	90,200
Series B Forwards	—	12,300	12,300	—	12,300	12,300
Development Funding Bond Forward	—	4,400	4,400	—	4,400	4,400
Total available for sale debt securities	$204,509	$65,891	$270,400	$66,000	$204,400	$270,400

As of December 31, 2020
Series A Biohaven Preferred Shares	$145,647	$68,753	$214,400	$69,984	$144,416	$214,400
Series B Forwards	—	18,600	18,600	—	18,600	18,600
Total available for sale debt securities	$145,647	$87,353	$233,000	$69,984	$163,016	$233,000
(1)Cost for Series A Biohaven Preferred Shares represents amortized cost. Cost for Series B Biohaven Preferred Shares represents the amounts paid to purchase the instruments. There were no costs associated with the Series B Forwards and Development Funding Bond Forward.

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

Treasury rate lock contracts

In June 2021, we entered into treasury rate lock contracts with notional amounts totaling $600.0 million to manage the impact of fluctuations in the underlying benchmark interest rate associated with the 2021 Notes (as further discussed and defined in Note 11–Borrowings). The treasury rate lock contracts were not designated as hedge instruments. All of the treasury rate lock contracts had collateral requirements. The treasury rate lock contracts were unwound and settled in connection with the issuance of the 2021 Notes and the resulting net loss was recognized in earnings in the year ended December 31, 2021. We paid $16.1 million in July 2021 to terminate our treasury rate lock contracts.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest rate swaps

In February 2020, RPIFT terminated all outstanding interest rate swaps in connection with the Exchange Offer Transactions. We paid $35.4 million to terminate these swaps and reclaimed $45.3 million of collateral that was held by the respective counterparties. During the years ended December 31, 2020 and 2019, we recorded unrealized losses of $10.9 million and $72.6 million, respectively, on interest rate swaps in the consolidated statements of operations. We did not enter into any interest rate swaps subsequent to the February 2020 termination discussed above and as of December 31, 2021, we do not hold any interest rate swap contracts.

Epizyme put option and warrant

In November 2019, RPIFT made an equity investment in Epizyme, Inc. (“Epizyme”) of $100.0 million. Under the terms of the agreement with Epizyme, we made an upfront payment of $100.0 million for (1) shares of Epizyme common stock, (2) a warrant to purchase an additional 2.5 million shares of Epizyme common stock at $20 per share over a three-year term and (3) Epizyme’s royalty on sales of Tazverik in Japan payable by Eisai Co., Ltd (“Eisai”). In addition, Epizyme had an 18 month put option to sell an additional $50.0 million of its common stock to RPIFT at then prevailing prices, not to exceed $20 per share. On December 31, 2019, Epizyme notified RPIFT of its intention to exercise the put option. As a result, we recorded a forward purchase contract equal to the difference between the market value and exercise price of $11.5 million within Other assets on the consolidated balance sheets at December 31, 2019. The exercise of the put option was settled in February 2020.

The warrant was recognized at fair value of $5.4 million within Other assets on the consolidated balance sheets at December 31, 2020. The fair value of the warrant was not material as of December 31, 2021. We recorded an unrealized loss of $5.4 million, an unrealized loss of $25.4 million and an unrealized gain of $22.0 million on derivative contracts related to the change in fair value of the warrant on the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.

Summary of derivatives and reclassifications

The tables below summarize the change in fair value of the derivatives for the years ended December 31, 2021, 2020 and 2019 and the line items within the consolidated statements of operations where the gains or losses on these derivatives are recorded (in thousands).

	Years Ended December 31,			Location on Consolidated Statements of Operations
	2021	2020	2019
Derivatives in hedging relationships (1)
Interest Rate Swaps:
Amount of loss reclassified from accumulated other comprehensive income into income	$—	$4,066	$6,189	Losses on derivative financial instruments
Change in fair value of interest rate swaps	—	(73)	16,954	Losses on derivative financial instruments
Interest expense/(income)	—	114	(9,565)	Interest expense
Derivatives not designated as hedging instruments
Interest Rate Swaps:
Change in fair value of interest rate swaps	—	6,908	49,472	Losses on derivative financial instruments
Interest expense/(income)	—	408	(2,681)	Interest expense
Warrant:
Change in fair value of warrant	5,439	25,375	(21,977)	Losses on derivative financial instruments
Forward purchase contract:
Change in fair value of forward purchase contract	—	5,800	(11,500)	Losses on derivative financial instruments
Treasury rate lock contracts:
Change in fair value of treasury rate lock contracts	16,093	—	—	Losses on derivative financial instruments
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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Fair Value Measurements and Financial Instruments

Fair value hierarchy

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value as follows:

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
Our financial instruments consist primarily of cash and cash equivalents, marketable securities, equity securities, derivatives, available for sale debt securities and long-term debt. Cash and cash equivalents, marketable securities, equity securities, derivatives and available for sale debt securities are reported at their respective fair values in our consolidated balance sheets. For financial instruments which are carried at fair value, the level in the fair value hierarchy is based on the lowest level of inputs that is significant to the fair value measurement in its entirety. Long-term debt and financial royalty assets are reported at their amortized costs in our consolidated balance sheets but for which fair values are disclosed. The remaining financial instruments are reported in our consolidated balance sheets at amounts that approximate current fair values.

Assets and liabilities measured at fair value on a recurring basis

The following table summarizes financial assets and financial liabilities that we measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above (in thousands):

	As of December 31, 2021				As of December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$598,253	$—	$—	$598,253	$24,302	$—	$—	$24,302
Commercial paper	—	13,997	—	13,997	—	77,176	—	77,176
Certificates of deposit	—	40,954	—	40,954	—	74,502	—	74,502
Marketable securities
Corporate debt securities	—	—	—	—	—	32,754	—	32,754
Commercial paper	—	207,457	—	207,457	—	444,554	—	444,554
Certificates of deposit	—	374,415	—	374,415	—	505,971	—	505,971
Available for sale debt securities	—	—	66,000	66,000	—	—	69,984	69,984
Total current assets	$598,253	$636,823	$66,000	$1,301,076	$24,302	$1,134,957	$69,984	$1,229,243

Equity securities	226,787	—	43,013	269,800	298,689	—	—	298,689
Available for sale debt securities	—	—	187,700	187,700	—	—	144,416	144,416
Forwards (1)	—	—	16,700	16,700	—	—	18,600	18,600
Warrant (2)	—	—	—	—	—	5,439	—	5,439
Total non-current assets	$226,787	$—	$247,413	$474,200	$298,689	$5,439	$163,016	$467,144
(1)The balance as of December 31, 2021 includes Series B Forwards and the Development Funding Bond Forward, recorded within Available for sale debt securities in the consolidated balance sheet, related to our obligations to fund acquisitions of the Series B Biohaven Preferred Shares and $150 million of the Development Funding Bonds, respectively. The balance as of December 31, 2020 relates to Series B Forwards, recorded within Available for sale debt securities in the consolidated balance sheet. See Note 3–Available for Sale Debt Securities for additional discussion.
(2)Related to the Epizyme transaction as described in Note 4–Derivative Instruments and recorded in Other assets in the consolidated balance sheets as of December 31, 2021 and 2020. The fair value of the warrant was not material as of December 31, 2021.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021, 2020 and 2019, we recognized a loss of $60.1 million, a loss of $85.4 million and a gain of $104.4 million, on equity securities still held as of December 31, 2021, respectively.

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments, which relate to equity securities and available for sale debt securities, including the underlying debt securities and related forwards (in thousands).

	Years Ended December 31,
	2021	2020
Equity Securities
Balance at the beginning of the year	$—	$—
Purchases	35,120	—
Gains on equity securities	7,893	—
Balance at the end of the year	$43,013	$—

	Years Ended December 31,
	2021	2020
Debt Securities
Balance at the beginning of the year	$214,400	$131,280
Purchases	70,441	—
Unrealized gains on available for sale debt securities (1)	12,900	52,725
Settlement of forwards (2)	18,459	—
Transfer to Level 2	—	(184,005)
Transfer from Level 2 (3)	—	198,526
Unrealized gains on available for sale debt securities (1)	—	15,874
Redemption	(62,500)	—
Balance at the end of the year	$253,700	$214,400

	Years Ended December 31,
	2021	2020
Forwards
Balance at the beginning of the year	$18,600	$—
Unrealized gains (4)	16,559	18,600
Settlement of forwards (2)	(18,459)	—
Balance at the end of the year	$16,700	$18,600
(1)For the year ended December 31, 2021, the unrealized gains on available for sale debt securities is comprised of $11.6 million related to Series A Biohaven Preferred Shares as recorded on the consolidated statements of comprehensive income and $1.3 million related to the Series B Biohaven Preferred Shares as recorded on the consolidated statements of operations. For the year ended December 31, 2020, the unrealized gains on available for sale debt securities related to the Series A Biohaven Preferred Shares as recorded on the consolidated statements of comprehensive income, including $52.7 million prior to transferring out of Level 3 and then $15.9 million after transferring back to Level 3.
(2)Reflects the fair value attributed to the Series B Forwards that were settled in the period as the Series B Biohaven Preferred Shares were acquired, which is included in the fair value of the Series B Biohaven Preferred Shares. See Note 3–Available for Sale Debt Securities.
(3)Includes $14.5 million of unrealized gains on available for sale debt securities included in other comprehensive income while the Series A Biohaven Preferred Shares was classified as a Level 2 asset.
(4)Recorded within Unrealized gains on available for sale debt securities on the consolidated statements of operations.

Valuation inputs

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements in the fair value hierarchy.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investment in Series A Biohaven Preferred Shares

The fair value of the Series A Biohaven Preferred Shares as of December 31, 2021 and 2020 was based on the cash flows due to us from Biohaven of two times the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments of $15.6 million following the FDA approval and starting one-year after FDA approval, through December 31, 2024. The FDA approved Nurtec ODT in February 2020, at which point we became entitled to receive a fixed payment amount of $250.0 million payable in equal quarterly payments from March 31, 2021 through December 31, 2024.

The fair value of the Series A Biohaven Preferred Shares as of December 31, 2021 and 2020 was calculated using probability-adjusted discounted cash flow calculations incorporating Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability of a change of control event occurring during the investment term, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a four-year time period and developing a risk-adjusted discount rate requires significant judgement. Our estimate of a risk adjusted discount rate of 9.5% and 8.3% as of December 31, 2021 and 2020, respectively, could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series A Biohaven Preferred Shares, which would mean that the estimated fair value could be significantly higher or lower.

Prior to February 2020, we measured our investment in the Series A Biohaven Preferred Shares using a Black-Derman- Toy lattice model, which included the use of Level 3 fair value measurements and inputs. In February 2020, when Nurtec ODT received FDA approval, we began measuring the fair value of the Series A Biohaven Preferred Shares using a discounted cash flow analysis that relied on observable inputs, and therefore, we transferred the Series A Biohaven Preferred Shares from a Level 3 to a Level 2 asset. During the three months ended December 31, 2020, information pertaining to Biohaven’s issuance of debt and its effective interest rate became available and we refined our valuation of the Series A Biohaven Preferred shares as of December 31, 2020 to incorporate this significant unobservable input. As a result, we reclassified the investment from a Level 2 to a Level 3 asset during the three months ended December 31, 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investment in Series B Biohaven Preferred Shares

The fair value of the Series B Biohaven Preferred Shares and Series B Forwards as of December 31, 2021 and the fair value of the Series B Forwards as of December 31, 2020 were based on probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability that there will be a change of control event in different periods of time, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over the duration of the Series B Biohaven Preferred Shares and developing a risk-adjusted discount rate requires significant judgement. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series B Biohaven Preferred Shares or the Series B Forwards, which would mean that the estimated fair value could be significantly higher or lower.

MorphoSys Development Funding Bonds

The fair value of the Development Funding Bond Forward as of December 31, 2021 was based on a discounted cash flow calculation using an estimated risk-adjusted discount rate, which is a Level 3 fair value input. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the instrument, which would mean that the estimated fair value could be significantly higher or lower. We have elected the fair value option to account for the Development Funding Bond Forward as it most accurately reflects the nature of the instrument.

BioCryst Equity Securities

In November 2021, we purchased 3,846 thousand shares of common stock in BioCryst Pharmaceuticals, Inc.(“BioCryst”), which was calculated based on the volume-weighted average price of BioCryst common stock over a period preceding the closing of the transaction. As part of the transaction, we are restricted from selling the common stock for six months following the close of the transaction. The fair value of the BioCryst common stock as of December 31, 2021 was based on the closing stock price and adjusted for the transfer restriction, which was determined by calculating the value of a put option over the common stock to match the duration of the transfer restriction. This methodology includes the use of Level 3 inputs, including the estimated volatility of the BioCryst common stock, which requires the use of significant judgement. Our estimated volatility could be reasonably different than the actual volatility for the common stock which would mean that the estimated fair value for the common stock could be significantly higher or lower than the fair value determined by management at any particular date.

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

Financial assets not measured at fair value

Financial royalty assets are measured and carried on the consolidated balance sheets at amortized cost using the effective interest method. The fair value of financial royalty assets is calculated by management using the forecasted royalty payments we expect to receive based on the projected product sales for all royalty bearing products as estimated by sell-side equity research analysts’ consensus sales forecasts or, where such consensus sales forecasts are not available, management uses reasonable judgment to make assumptions about the projected product sales. These projected future royalty payments by asset along with any projected incoming or outgoing milestone payments are then discounted to a present value using appropriate individual discount rates. The fair value of our financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. Estimated fair values based on Level 3 inputs and related carrying values for our financial royalty assets as of December 31, 2021 and 2020 are presented below (in thousands).

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value, net	Fair Value	Carrying Value, net
Financial royalty assets, net	$19,047,183	$14,332,596	$18,718,179	$12,955,277

6. Financial Royalty Assets, Net

Financial royalty assets, net consist of contractual rights to cash flows relating to royalty payments derived from the expected sales of patent-protected biopharmaceutical products that entitle us and our subsidiaries to receive a portion of income from the sale of such products by third parties.

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets at December 31, 2021 and 2020 are as follows (in thousands):

		As of December 31, 2021
	Estimated Royalty Duration (a)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 7)	Net Carrying Value (e)
Cystic fibrosis franchise	2037 (b)	$5,335,641	$(48,636)	$5,287,005
Tysabri	(c)	1,846,069	(16,617)	1,829,452
Imbruvica	2027-2032	1,438,730	(236,871)	1,201,859
Xtandi	2027-2028	1,100,065	(172,101)	927,964
Tremfya	2031-2032	881,671	—	881,671
Evrysdi	2030-2035 (d)	727,774	—	727,774
Other	2020-2039	4,697,591	(909,916)	3,787,675
Total		$16,027,541	$(1,384,141)	$14,643,400
Less: Cumulative allowance for credit losses (Note 7)				(310,804)
Total financial royalty assets, net				$14,332,596
(a)Dates shown represent our estimates as of current reporting date of when a royalty will substantially end, which may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. There can be no assurances that our royalties will expire when expected.
(b)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on timing of potential generic entry.
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
(a)Dates shown represent our estimates as of current reporting date of when a royalty will substantially end, which may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. There can be no assurances that our royalties will expire when expected.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on timing of potential generic entry.
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

7. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

The cumulative allowance for changes in expected future cash flows from financial royalty assets is presented net within the non-current portion of Financial royalty assets, net on the consolidated balance sheets and includes the following activities:

•the movement in the cumulative allowance related to changes in forecasted royalty payments we expect to receive based on projected product sales for royalty bearing products as estimated by sell-side equity research analysts’ consensus sales forecasts, and
•the movement in the cumulative allowance for current expected credit losses.

The periodic movement in the cumulative allowance is presented on the consolidated statements of operations as the Provision for changes in expected cash flows from financial royalty assets.

Upon the January 1, 2020 adoption of ASU 2016-13, we recorded a cumulative adjustment to Retained earnings of $192.7 million to recognize an allowance for current expected credit losses on our portfolio of financial royalty assets with limited protective rights. The current period provision for changes in expected cash flows from financial royalty assets reflects the activity for the period primarily new financial royalty assets and changes in the underlying cash flow forecasts used in the effective interest model to measure income from our financial royalty assets. Refer to Note 2–Summary of Significant Accounting Policies for further information.
The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands):

Activity for the Year
Balance at December 31, 2018	$(1,982,897)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(322,717)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	1,342,038
Write-off of cumulative allowance (a)	95,158
Balance at December 31, 2019	$(868,418)
Cumulative adjustment for adoption of ASU 2016-13	(192,705)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(645,612)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	570,959
Write-off of cumulative allowance (a)	2,964
Write-off of credit loss allowance (b)	25,174
Current period provision expense for credit losses, net (c)	(156,186)
Balance at December 31, 2020	$(1,263,824)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(912,710)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	446,955
Write-off of cumulative allowance (a)	21,721
Current period provision income for credit losses, net (c)	12,913
Balance at December 31, 2021	$(1,694,945)
(a)     Relates to amounts removed from the allowance at the end of a royalty asset’s life to bring the account balance to zero. Write-offs solely impact the asset account and allowance account; there is no impact on the consolidated statements of operations.
(b)     Relates to amounts reversed out of the credit loss allowance associated with omecamtiv mecarbil as a result of the write-off of the related financial royalty asset balance of $90.2 million.
(c)     In the year ended December 31, 2020, the provision for credit losses was primarily related to certain additions to our portfolio of financial royalty assets with limited protective rights in 2020, mainly the final tranche of Tazverik. In the year ended December 31, 2021,the provision income for credit losses was primarily related to a significant decline in the financial asset value for Tazverik, which was offset by increases in our portfolio of financial royalty assets with limited protective rights in 2021, primarily related to zavegepant.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Royalty Assets, Net

The following schedules of the intangible royalty assets present the cost, accumulated amortization and net carrying value as of December 31, 2021 and 2020 (in thousands).

As of December 31, 2021	Cost	Accumulated Amortization	Net Carrying Value
DPP-IV patents	$606,216	$600,546	$5,670
Total intangible royalty assets	$606,216	$600,546	$5,670

As of December 31, 2020	Cost	Accumulated Amortization	Net Carrying Value
DPP-IV patents	$606,216	$577,550	$28,666
Total intangible royalty assets	$606,216	$577,550	$28,666

The majority of our DPP-IV patents associated with the intangible royalty assets terminate at various dates through 2022. The weighted average remaining life of the intangible royalty assets is less than one year. We project amortization expense will be $5.7 million in 2022.

Our revenue is tied to underlying patent protected sales of DPP-IV products of various licensees. Such revenue from royalty assets is earned from sales occurring primarily in the United States and Europe; however, we do not have the ability to disaggregate our royalty revenue from licensees based on the geography of the underlying sales, as this level of information is not always included in royalty reports provided to us. The marketers paying us royalties on these products do not always provide, and are not necessarily required to provide, the breakdown of product sales by geography. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 86%, 97% and 91% of our revenues from intangible royalty assets in the years ended December 31, 2021, 2020 and 2019, respectively.

9. Non-Consolidated Affiliates

The Legacy SLP Interest

In connection with the Exchange Offer Transactions, we acquired a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) from the Continuing Investors Partnerships for $303.7 million in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and an income allocation on a similar basis. Our income allocation is equal to the general partner’s former contractual rights to the income of the Legacy Investors Partnerships, net of amortization of the basis difference. The Legacy SLP Interest is treated as an equity method investment as our Manager is also the Manager of the Legacy Investors Partnerships and has the ability to exercise significant influence. The Legacy Investors Partnerships no longer participate in investment opportunities from June 30, 2020 and, as such, the value of the Legacy SLP Interest is expected to decline over time. The Legacy Investors Partnerships also own a non-controlling interest in Old RPI.

The income allocation from the Legacy SLP Interest is based on an estimate, as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this annual report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. During the years ended December 31, 2021 and 2020, we recorded an income allocation of $8.9 million and $62.0 million, respectively, within Equity in losses/(earnings) of non-consolidated affiliates. We received cash distributions from the Legacy SLP Interest of $21.0 million and $22.7 million during the years ended December 31, 2021 and 2020, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II”, or, together, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the entities. We recorded a loss allocation from the Avillion Entities of $28.4 million, $17.6 million and $32.5 million within Equity in losses/(earnings) of non-consolidated affiliates during the years ended December 31, 2021, 2020 and 2019, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval. Subsequent to the asset sale, the only operations of Avillion I are the collection of cash and unwinding of discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million during each of the years ended December 31, 2021 and 2020, and $14.1 million in the year ended December 31, 2019 in connection with Avillion I’s receipt of the fixed annual payments due under its co-development agreement with Pfizer.

In March 2017, RPIFT entered into an agreement with Avillion II, which was amended in 2019, to invest approximately $19.0 million to fund approximately 50% of the costs of a Phase 2 clinical trial for the use of Merck KGaA’s anti-IL 17 nanobody M1095 (the “Merck KGaA Asset”) for the treatment of psoriasis in exchange for certain milestone and royalty payments. Our involvement in the development for the Merck KGaA Asset ceased in the year ended December 31, 2020, for which we received a distribution of $21.3 million from Avillion II.

In May 2018, RPIFT entered into an additional agreement, which was amended in July 2021, to increase our investment up to $122.5 million from $105.0 million in Avillion II over multiple years to fund approximately 44% of the costs of Phase 2 and 3 clinical trials to advance PT027 through a global clinical development program for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments.

As of December 31, 2021 and 2020, RPIFT had $11.2 million and $28.6 million respectively, of unfunded commitments related to the Avillion Entities. Our maximum exposure to loss at any particular reporting date is limited to the current carrying value of the investment plus the unfunded commitments.

10. Research & Development (“R&D”) Funding Expense

R&D funding expense consists of upfront and ongoing R&D payments we have made to counterparties to acquire royalties and/or milestones on development-stage product candidates. Ongoing R&D payments are made as the related development-stage product candidates undergo clinical trials with our counterparties. During the year ended December 31, 2021, 2020, and 2019 we did not enter into any new ongoing R&D funding arrangements.

We recognized R&D funding expense of $200.1 million during the year ended December 31, 2021, comprised of $6.9 million in ongoing R&D expenses, primarily under our co-funding agreement with Sanofi, and $193.2 million in upfront R&D funding. As part of a long-term strategic funding partnership with MorphoSys, which closed on July 15, 2021 (as further discussed in Note 17–Commitments and Contingencies), we allocated $90.0 million of the upfront payment to R&D funding expense, representing two development-stage products acquired in exchange for future royalties. Additionally, we made an upfront payment of $103.2 million to BioCryst to acquire a royalty on a development-stage product in November 2021.

We recognized R&D funding expense of $26.3 million during the year ended December 31, 2020, of which $20.5 million related to ongoing development-stage funding payments, primarily under our co-funding agreement with Sanofi and $5.8 million related to upfront funding for a royalty on a development-stage product that we acquired from BioCryst.

We recognized $83.0 million of R&D funding expense during the year ended December 31, 2019, of which $18.2 million and $62.8 million related to our funding agreements with both Sanofi and Pfizer, respectively. We completed our funding commitments in the fourth quarter of 2019 under our agreement with Pfizer. We did not have upfront development-stage R&D funding expense in 2019.

As of December 31, 2021, we have a remaining commitment of $10.7 million related to our R&D funding agreement with Sanofi.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Borrowings

Our borrowings at December 31, 2021 and 2020 consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	December 31, 2021	December 31, 2020
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	—
Unamortized debt discount and issuance costs			(203,930)	(183,416)
Total debt carrying value			7,096,070	5,816,584
Less: Current portion of long-term debt			—	—
Total long-term debt			$7,096,070	$5,816,584

Senior Unsecured Notes

On July 26, 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) comprised of $600.0 million principal amount of notes due September 2031 and $700.0 million principal amount of notes due September 2051. Interest on each series of the 2021 Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year, beginning on March 2, 2022. The 2021 Notes were issued at a total discount of $27.5 million and we capitalized approximately $12.3 million in debt issuance costs primarily composed of underwriting fees. The 2021 Notes have a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06%, respectively.

On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes” and, together with the 2021 Notes, the “Notes”). We used the net proceeds from the 2020 Notes offering, together with available cash on hand, to repay in full the senior secured credit facilities. Interest on each series of the 2020 Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year. The 2020 Notes were issued at a total discount of $149.0 million and we capitalized approximately $40.4 million in debt issuance costs primarily comprised of underwriting fees. The 2020 Notes have a weighted average coupon rate and a weighted average effective interest rate of 2.125% and 2.50%, respectively.

On August 3, 2021, we completed an exchange offer for the 2020 Notes where certain holders elected to tender their unregistered outstanding notes for freely tradable exchange notes that were registered under the Securities Act of 1933.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary. We are required to comply with certain covenants under our Notes and, as of December 31, 2021, we were in compliance with all applicable covenants.

As of December 31, 2021 and 2020, the estimated fair value of our outstanding Notes using Level 2 inputs was approximately $7.2 billion and $6.2 billion, respectively.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the existing credit agreement that our subsidiary, RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Credit Agreement extends the maturity of the Revolving Credit Facility to September 15, 2026. As of December 31, 2021 and 2020, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. As of December 31, 2021, RP Holdings was in compliance with these covenants.

Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions (as discussed in Note 1–Organization and Purpose) and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. The senior secured credit facilities consisted of a term loan A and term loan B in the amounts of $3.20 billion and $2.84 billion, respectively. In September 2020, we repaid in full the outstanding principal amounts of term loans under the senior secured credit facilities with net proceeds from the 2020 Notes and available cash on hand. Upon refinancing our senior secured credit facilities in September 2020, we recorded a loss on debt extinguishment of $25.1 million as part of Other non-operating expense/(income), net, which primarily consisted of unamortized loan issuance costs and original issue discount related to our senior secured credit facilities.

RPIFT Senior Secured Credit Facilities

The RPIFT Senior Secured Credit Facilities were repaid in full in February 2020 in connection with the Exchange Offer Transactions. We recorded a loss on debt extinguishment of $5.4 million as part of Other non-operating expense/(income), net during the year ended December 31, 2020.

Principal Payments on the Notes

The future principal payments for our borrowings as of December 31, 2021 over the next five years and thereafter are as follows (in thousands):

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year	Principal Payments
2022	$—
2023	1,000,000
2024	—
2025	1,000,000
2026	—
Thereafter	5,300,000
Total (1)	$7,300,000
(1)     Excludes unamortized debt discount and issuance costs of $203.9 million as of December 31, 2021, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

An exchange agreement entered into by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings (the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. As of December 31, 2021, we have outstanding 432,963 thousand Class A ordinary shares and 174,213 thousand Class B ordinary shares. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of December 31, 2021, we have outstanding deferred shares of 361,170 thousand.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling interests

The only non-controlling interest in the year ended December 31, 2019 related to RPSFT, for which the net change in the related balance is as presented in the statements of shareholders’ equity. The net change in the balance of our four non-controlling interests for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2019	$35,883	$—	$—	$—	$35,883
Contributions	—	1,165,258	9,418	—	1,174,676
Transfer of interests	—	1,037,161	—	—	1,037,161
Distributions	(112,339)	(594,592)	(85,426)	—	(792,357)
Net Income prior to IPO	42,151	102,892	—	—	145,043
Effect of exchange by Continuing Investors of Class B ordinary shares for Class A ordinary shares and reallocation of historical equity	—	(750)	2,433,848	—	2,433,098
Issuance of Class A ordinary shares sold in IPO, net of offering costs	—	—	758,354	—	758,354
Other exchanges	—	—	(309,566)	—	(309,566)
Net income subsequent to IPO	46,741	218,137	316,993	—	581,871
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	15,015	7,488	—	22,503
Reclassification of unrealized losses on available for sale debt securities	—	(3,612)	(6,018)	—	(9,630)
December 31, 2020	$12,436	$1,939,509	$3,125,091	$—	$5,077,036
(1)     Related to the Continuing Investors Partnerships’ ownership of approximately 36% in RP Holdings through their ownership of the RP Holdings Class B Interests as of December 31, 2020. Royalty Pharma plc owns the remaining 64% of RP Holdings through its ownership of RP Holdings Class A Interests and Class B Interests as of December 31, 2020.

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2020	$12,436	$1,939,509	$3,125,091	$—	$5,077,036
Contributions	—	35,148	13,391	—	48,539
Distributions	(56,490)	(425,050)	(133,433)	—	(614,973)
Other exchanges	—	—	(642,974)	—	(642,974)
Net Income	57,582	266,570	297,321	—	621,473
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	2,038	3,227	—	5,265
Reclassification of unrealized losses on available for sale debt securities	—	(8,946)	(13,469)	—	(22,415)
December 31, 2021	$13,528	$1,809,269	$2,649,154	$—	$4,471,951
(1)     Related to the Continuing Investors Partnerships’ ownership of approximately 29% in RP Holdings through their ownership of the RP Holdings Class B Interests as of December 31, 2021. Royalty Pharma plc owns the remaining 71% of RP Holdings through its ownership of RP Holdings Class A Interests and Class B Interests as of December 31, 2021.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RP Holdings Class C Special Interest held by EPA Holdings

EPA Holdings is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period will be grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, EPA Holdings is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards will be allocated and paid by RP Holdings to EPA Holdings as the holder of the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests for which we will issue the same number of Class B ordinary shares, which may be subsequently exchanged for our Class A ordinary shares. We do not currently expect any material Equity Performance Awards to be payable until the performance conditions discussed above are met.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by the board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however the RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings, our consolidated subsidiary. In the year ended December 31, 2021, we declared and paid four quarterly cash dividends of $0.17 per Class A ordinary share for an aggregate amount of $285.2 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares have been reserved for future issuance to our independent directors. As of December 31, 2021, approximately 620 thousand shares remain reserved for future issuance under the Equity Incentive Plan.

RSU activity and share-based compensation

We grant RSUs to our independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized based on estimated fair value of the award on the grant date and amortized on a straight-line basis over the requisite service period of generally one year as part of General and administrative expenses in the consolidated statement of comprehensive income. The estimated fair value of RSUs is based on the closing price of our Class A ordinary shares on the grant date.

We recognized share-based compensation of approximately $3.1 million and $5.7 million for the years ended December 31, 2021 and 2020, which is recorded as part of General and administrative expenses in the consolidated statement of operations. There were no share-based awards or related expenses in periods prior to the IPO. As of December 31, 2021, the total unrecognized share-based compensation expense related to total outstanding RSUs was less than $1.0 million, which we expect to recognize in the next six months.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our Class B ordinary shares, Class R redeemable shares, and deferred shares do not share in the earnings or losses attributable to us and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share for Class B ordinary shares, Class R redeemable shares, and deferred shares under the two-class method has not been presented. Our Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because shares of Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. For the years ended December 31, 2021 and 2020, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact. Additionally, Class B ordinary shares in issue were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive for the years ended December 31, 2021 and 2020, and therefore were excluded from the computation of diluted earnings per shares of Class A ordinary share. As of December 31, 2021 and 2020, we had 607,176 thousand and 607,111 thousand fully diluted Class A ordinary shares outstanding, respectively.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per Class A ordinary share for the year ended December 31, 2021 (in thousands, except per share amounts).

Year Ended December 31, 2021
Numerator
Consolidated net income	$1,241,201
Less: Net income attributable to Continuing Investors Partnerships	297,321
Less: Net income attributable to Legacy Investors Partnerships and RPSFT	324,152
Net income attributable to Royalty Pharma plc - basic and diluted	$619,728

Denominator
Weighted average Class A ordinary shares outstanding - basic	414,794
Add: Dilutive effect of unvested RSUs	8
Weighted average Class A ordinary shares outstanding - diluted	414,802

Earnings per Class A ordinary share - basic	$1.49
Earnings per Class A ordinary share - diluted	$1.49

Prior to the IPO, our capital structure mainly included unitholder interests. We analyzed the calculation of earnings per interest for periods prior to the IPO and determined that the resultant values would not be meaningful to the users of these consolidated financial statements. Therefore, the basic and diluted earnings per share for the year ended December 31, 2020 are only applicable for the period from June 16, 2020 to December 31, 2020, which represents the period in which we had outstanding Class A ordinary shares. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per Class A ordinary share for the year ended December 31, 2020 (in thousands, except per share amounts).

Year Ended December 31, 2020
Numerator
Consolidated net income	$1,701,954
Less: Net income attributable to Continuing Investors Partnerships prior to the IPO (1)	479,842
Less: Net income attributable to Continuing Investors Partnerships subsequent to the IPO	316,993
Less: Net income attributable to Legacy Investors Partnerships and RPSFT	409,921
Net income attributable to Royalty Pharma plc - basic and diluted	$495,198

Denominator
Weighted average Class A ordinary shares outstanding - basic	375,444
Add: Dilutive effect of unvested RSUs	11
Weighted average Class A ordinary shares outstanding - diluted	375,455

Earnings per Class A ordinary share - basic	$1.32
Earnings per Class A ordinary share - diluted	$1.32
(1)     Reflected as Net income attributable to controlling interest on the consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands).

	Years Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Consolidated net income	$1,241,201	$1,701,954	$2,461,419
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(2,065,083)	(1,959,975)	(1,648,837)
Provision for changes in expected cash flows from financial royalty assets	452,842	230,839	(1,019,321)
Amortization of intangible assets	22,996	23,058	23,924
Amortization of debt discount and issuance costs	20,162	11,715	12,790
Losses on derivative financial instruments	21,532	42,076	39,138
Losses/(gains) on equity securities	48,066	(247,073)	(155,749)
Equity in losses/(earnings) of non-consolidated affiliates	19,490	(44,459)	32,517
Distributions from non-consolidated affiliates	34,384	42,334	14,059
Loss on extinguishment of debt	358	30,272	—
Share-based compensation	2,443	5,428	—
Interest income accretion	(50,896)	(20,551)	—
Unrealized gains on available for sale debt securities	(17,859)	(18,600)	—
Impairment charge	—	65,053	—
Termination of derivative financial instruments	(16,093)	(34,952)	—
Other	4,461	9,621	(2,122)
Decrease/(increase) in operating assets:
Cash collected on financial royalty assets	2,315,854	2,121,923	1,934,092
Available for sale debt securities	—	—	(150,000)
Accrued royalty receivable	(20,131)	370	2,471
Other receivables	—	—	150,000
Other royalty income receivable	(9,012)	(770)	7,390
Other current assets and other assets	1,857	34,986	(41,028)
(Decrease)/increase in operating liabilities:
Accounts payable and accrued expenses	(4,586)	(766)	6,496
Interest payable	15,550	42,146	—
Net cash provided by operating activities	$2,017,536	$2,034,629	$1,667,239

Non-cash investing and financing activities are summarized below (in thousands).

	Years Ended December 31,
Supplemental Schedule of Non-cash Investing/Financing Activities:	2021	2020	2019
Receipt of contribution of investment in Legacy Investors Partnerships (Note 9)	$—	$303,679	$—
Settlement of Epizyme forward purchase contract	—	5,700	—
Accrued purchase obligation - Tazverik (Note 17)	—	110,000	—
Repayments of long-term debt by contributions from non-controlling interest (1)	—	1,103,774	—
Milestone payable - Erleada (2)	—	18,600	—

(1) Related to the pro rata portion of RPIFT’s outstanding debt repaid by the Legacy Investors Partnerships.
(2) Related to the achievement of a sales-based milestone that was not paid as of December 31, 2020 as recorded within Other current liabilities on the consolidated balance sheet.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Accumulated Other Comprehensive Income

As of December 31, 2021 and 2020, the only component of accumulated other comprehensive income related to the Unrealized gains on available for sale debt securities on the Series A Biohaven Preferred Shares. As a result of the termination of interest rate swaps in February 2020, all amounts associated with interest rate swaps previously designated as cash flow hedges and recorded in Accumulated other comprehensive income were released into earnings.

The components of accumulated other comprehensive income as of December 31, 2021 and 2020 are as follows (in thousands):

	Unrealized Gains on Available for Sale Debt Securities	Unrealized Losses on Interest Rate Swaps	Total Accumulated Other Comprehensive Income
Balance at December 31, 2019	6,159	(4,066)	2,093
Reclassification to net income	(10,921)	4,066	(6,855)
Activity for the year	60,617	—	60,617
Reclassification to non-controlling interest	(24,022)	—	(24,022)
Reclassification from non-controlling interest	2,562	—	2,562
Balance at December 31, 2020	34,395	—	34,395
Reclassification to net income	(28,481)	—	(28,481)
Activity for the year	6,335	—	6,335
Reclassification from non-controlling interest	4,242	—	4,242
Balance at December 31, 2021	$16,491	$—	$16,491

The total reclassification of unrealized gains on available for sale debt securities of $50.9 million in the year ended December 31, 2021 is presented within Interest income on the consolidated statements of operations, including $28.5 million attributable to controlling interest noted in the table above and $22.4 million attributable to the non-controlling interest. The total reclassification of unrealized gains on available for sale debt securities of $20.6 million in the year ended December 31, 2020 is presented within Interest income on the consolidated statements of operations, including $10.9 million attributable to controlling interest noted in the table above and $9.6 million attributable to the non-controlling interest.

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

In connection with the Exchange Offer Transactions (discussed in Note 1–Organization and Purpose), the Manager entered into Management Agreements with us and our subsidiaries, the Continuing Investors Partnerships, and with the Legacy Investors Partnerships. Pursuant to the Management Agreements, we pay quarterly operating and personnel expenses to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the Adjusted Cash Receipts (both, as defined in the Management Agreement) for such quarter and 0.25% of the value of our security investments under GAAP as of the end of such quarter. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our consolidated net income, is calculated as the greater of $1 million per quarter and 0.3125% of Royalty Investments (as defined in the limited partnership agreements of the Legacy Investor Partnerships) during the previous twelve calendar months.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2021, 2020 and 2019, total operating and personnel payments incurred were $145.2 million, $112.5 million and $60.0 million, respectively, including the amounts attributable to Old RPI, and were recognized within General and administrative expenses on the consolidated statements of operations.

Distribution Payable to Non-Controlling Interest

The distribution payable to non-controlling interest represents the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPSFT’s non-controlling interest in RPCT. The distribution payable to non-controlling interest as of December 31, 2021 and 2020 included the following (in thousands).

	December 31, 2021	December 31, 2020
Due to Legacy Investors Partnerships	$92,608	$100,047
Due to RPSFT	15,326	26,319
Total distribution payable to non-controlling interest	$107,934	$126,366

Acquisition from Epizyme

In November 2019, in connection with a royalty acquisition and an equity investment in Epizyme made by RPIFT, Pablo Legorreta, our Chief Executive Officer, was appointed as a director of Epizyme, for which he received, and continues to receive, compensation in cash and shares of Epizyme, all of which are and will continue to be contributed to the Manager and used to reduce costs and expenses which would otherwise be billed to us or our affiliates. We continue to hold Epizyme common stock as of December 31, 2021.

Acquisition from Bristol Myers Squibb

In November 2017, RPI Acquisitions, a consolidated subsidiary, entered into a purchase agreement with Bristol Myers Squibb (“BMS”) to acquire from BMS a percentage of its future royalties on worldwide sales of Onglyza, Farxiga and related diabetes products marketed by AstraZeneca (the “Purchase Agreement”). We agreed to make payments to BMS based on sales of the products over eight quarters beginning with the first quarter of 2018 in exchange for a high single-digit royalty on worldwide sales of the products from 2020 through 2025.

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

We began making installment payments to BMS in 2018 and completed our funding requirement, net of the assigned funding obligations, totaling $162.4 million in the three months ended March 31, 2020. We began to measure this financial royalty asset using the effective interest method once our installment funding obligation was completed and we received our first royalty payment in the three months ended June 30, 2020. As of December 31, 2021 and 2020, the financial royalty asset of $130.9 million and $150.6 million, respectively, included in Financial royalty assets, net on the consolidated balance sheets represents only our right to the future payment streams acquired from BMS.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other transactions

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI, Inc (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to assist MSCI in the design of a classification framework and index methodologies in order to expand MSCI’s thematic index suite with the launch of new indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of December 31, 2021. The financial statement impact associated with this transaction was not material for the year ended December 31, 2021.

In the year ended December 31, 2020, we reimbursed Pablo Legorreta approximately $1.0 million for the cost of purchasing and donating ventilators to hospitals on behalf of Royalty Pharma.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnership whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million is recorded as treasury interests, of which $1.6 million and $1.9 million are held by non-controlling interest as of December 31, 2021 and 2020, respectively.

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

On June 2, 2021, we announced a long-term strategic funding partnership with MorphoSys to support MorphoSys’ acquisition of Constellation, which closed on July 15, 2021. As part of the funding agreement, we agreed to make additional milestone payments of up to $150.0 million and provide up to $350.0 million of Development Funding Bonds, which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. MorphoSys is required to draw a minimum of $150.0 million, for which we have recognized the Development Funding Bond Forward within Available for sale debt securities on the consolidated balance sheet as of December 31, 2021 (See Note 3–Available for Sale Debt Securities for additional discussion). Once drawn, we expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding. As of December 31, 2021, MorphoSys has not drawn any amount under the Development Funding Bonds.

On August 7, 2020, we entered into a funding agreement with Biohaven, including the Series B Biohaven Preferred Share Agreement, to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones. Pursuant to the Series B Biohaven Preferred Share Agreement, we agreed to provide further support for the ongoing launch of Nurtec ODT with the purchase of committed, non-contingent Commercial Launch Preferred Equity for a total of $200.0 million payable on a quarterly basis between March 31, 2021 and December 31, 2024. In return, Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between March 31, 2025 and December 31, 2030. During the three months ended March 30, 2021, we began purchasing the Series B Biohaven Preferred Shares. We have a remaining commitment of $129.6 million under the Commercial Launch Preferred Equity, for which we have recognized the Series B Forwards within Available for sale debt securities on the consolidated balance sheet as of December 31, 2021. See Note 3–Available for Sale Debt Securities for additional discussion.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings in our consolidated balance sheets as of December 31, 2021 and 2020. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

18. Subsequent Events

In January 2022, we acquired a royalty interest in aficamten from Cytokinetics, Incorporated (“Cytokinetics”) for $150.0 million, comprised of an upfront payment of $50 million and two additional $50 million payments which are conditional upon the initiation of potential pivotal clinical trials for obstructive hypertrophic cardiomyopathy and nonobstructive hypertrophic cardiomyopathy, respectively. Additionally, we will provide Cytokinetics long-term capital of up to $300 million (“Cytokinetics Commercial Launch Funding”) to support further development of aficamten and potential commercialization of omecamtiv mecarbil. The Cytokinetics Commercial Launch Funding is available in five tranches, including an initial tranche of $50 million funded upon closing and four additional tranches in the aggregate amount of $250 million upon the occurrence of certain regulatory and clinical development milestones.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective to the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934, as amended). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control-Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young, has issued an audit report on our internal control over financial reporting as of December 31, 2021. Their report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as a part of this Annual Report on Form 10-K:

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date	Filed or Furnished Herewith
3.1	Articles of Association of Royalty Pharma plc	8-K	3.1	6/19/2020
3.2	Articles of Association of Royalty Pharma Holdings Ltd	8-K	3.2	6/19/2020
4.1	Form of Class A Ordinary Share Certificate	S-1/A	4.1	6/11/2020
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934				x
10.1	Management and Services Agreement dated June 15, 2020, among the Company and RP Management, LLC	8-K	10.2	6/19/2020
10.2	Exchange Agreement dated June 16, 2020, among the Company, Royalty Pharma Holdings Ltd, RPI US Partners 2019, LP, RPI International Holdings 2019, LP, RPI International Partners 2019, LP and RPI EPA Holdings, LP	8-K	10.1	6/19/2020
10.3	Registration Rights Agreement dated June 18, 2020, among the Company and the Persons listed on Schedule A and Schedule B thereto	8-K	10.4	6/19/2020
10.4†	Form of Deed of Indemnity	S-1/A	10.5	6/2/2020
10.5†	Director Appointment Agreement, dated June 9, 2020, between the Company and Mr. Germano Giuliani	S-1/A	10.6	6/11/2020
10.6#	Amended and Restated Purchase and Sale Agreement, dated November 14, 2014, with the Cystic Fibrosis Foundation Therapeutics Incorporated	S-1/A	10.7	6/2/2020
10.7#	Amendment No. 1 to the Amended and Restated Purchase and Sale Agreement, dated October 13, 2016 with the Cystic Fibrosis Foundation	S-1/A	10.8	6/2/2020
10.8#	Research, Development and Commercialization Agreement, dated May 24, 2004, between the Cystic Fibrosis Foundation Therapeutics Incorporated and Vertex Pharmaceuticals Inc., as amended	S-1	10.9	5/22/2020
10.9#	Amendment No. 1 to Research, Development and Commercialization Agreement, dated January 6, 2006 by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.10	5/22/2020
10.10	Amendment No. 2 to Research, Development and Commercialization Agreement, dated January 1, 2006, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.11	5/22/2020
10.11#	Amendment No. 5 to Research, Development and Commercialization Agreement, dated April 1, 2011, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.12	5/22/2020
10.12#	Amendment No. 7 to Research, Development and Commercialization Agreement, dated September 1, 2016, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.13	5/22/2020

10.13	Amended and Restated Management and Services Agreement dated June 11, 2020, among Royalty Pharma Investments 2019 ICAV and RP Management, LLC	8-K	10.3	6/19/2020
10.14†	Form of Independent Director Equity Incentive Plan	S-1/A	10.15	6/11/2020
10.15	Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.1	9/2/2020
10.16	First Supplemental Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd. and Wilmington Trust, National Association, as Trustee	8-K	4.2	9/2/2020
10.17	Registration Rights Agreement, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd, BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC	8-K	4.9	9/2/2020
10.18#	Amendment No. 2 to the Amended and Restated Purchase and Sale Agreement, dated October 30, 2020, by and among RPI Finance Trust, RPI 2019 Intermediate Finance Trust and Cystic Fibrosis Foundation	8-K	10.1	11/5/2020
10.19	Second Supplemental Indenture, dated as of July 26, 2021, Royalty Pharma plc, Royalty Pharma Holdings Ltd. and Wilmington Trust, National Association, as Trustee.	8-K	4.2	7/26/2021
21.1	List of subsidiaries	S-1	21.1	5/22/2020
23.1	Consent of Ernst & Young, Independent Registered Public Accounting Firm				x
24.1	Power of Attorney (reference is made to the signature page hereto)				x
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				x
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32*	Certifications of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
101.INS	XBRL Taxonomy Extension Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)				x

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

ROYALTY PHARMA PLC
(Registrant)

Date:	February 15, 2022	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date:	February 15, 2022	/s/ Terrance Coyne
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

Signature	Title	Date
/s/ Pablo Legorreta	Chairman of the Board, Director & Chief Executive Officer (Principal Executive Officer and Royalty Pharma plc’s authorized representative in the United States)	February 15, 2022
Pablo Legorreta

/s/ Terrance Coyne	Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2022
Terrance Coyne

/s/ Bonnie Bassler	Director	February 15, 2022
Bonnie Bassler

/s/ Errol De Souza	Director	February 15, 2022
Errol De Souza

/s/ Catherine Engelbert	Director	February 15, 2022
Catherine Engelbert

/s/ Henry Fernandez	Director	February 15, 2022
Henry Fernandez

/s/ William Ford	Director	February 15, 2022
William Ford

/s/ M. Germano Giuliani	Director	February 15, 2022
M. Germano Giuliani

/s/ Ted Love	Director	February 15, 2022
Ted Love

/s/ Gregory Norden	Director	February 15, 2022
Gregory Norden

/s/ Rory Riggs	Director	February 15, 2022
Rory Riggs