Form 10-Q
period 2022-03-31
Royalty Pharma plc
filed 2022-05-05
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 2, 2022, Royalty Pharma plc had 435,316,420 Class A ordinary shares outstanding and 171,861,661 Class B ordinary shares outstanding.

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
•our ability to locate suitable assets to acquire;
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
•the ability of RP Management, LLC (the “Manager”) to attract and retain highly talented professionals;
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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of March 31,	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,791,517	$1,541,048
Marketable securities	484,221	581,872
Financial royalty assets	570,684	614,351
Accrued royalty receivable	51,190	53,286
Available for sale debt securities	64,800	66,000
Other royalty income receivable	14,618	15,023
Other current assets	5,388	6,631
Total current assets	2,982,418	2,878,211

Financial royalty assets, net	13,467,211	13,718,245
Intangible royalty assets, net	—	5,670
Equity securities	267,638	269,800
Available for sale debt securities	239,600	204,400
Equity method investments	418,151	435,394
Other assets	3,870	4,145
Total assets	$17,378,888	$17,515,865

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to non-controlling interests	$116,010	$107,934
Accounts payable and accrued expenses	6,662	5,620
Interest payable	13,199	57,696
Total current liabilities	135,871	171,250

Long-term debt	7,101,138	7,096,070
Total liabilities	7,237,009	7,267,320
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; 435,316 and 432,963 issued and outstanding, respectively	43	43
Class B ordinary shares, $0.000001 par value; 171,862 and 174,213 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 50 issued and outstanding, respectively	63	63
Deferred shares, $0.000001 par value; 363,521 and 361,170 issued and outstanding, respectively	—	—
Additional paid-in capital	3,543,204	3,507,533
Retained earnings	2,224,677	2,255,179
Non-controlling interests	4,364,324	4,471,951
Accumulated other comprehensive income	12,304	16,491
Treasury interests	(2,736)	(2,715)
Total shareholders’ equity	10,141,879	10,248,545

Total liabilities and shareholders’ equity	$17,378,888	$17,515,865
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Total income and revenues
Income from financial royalty assets	$511,523	$529,625
Revenue from intangible royalty assets	33,586	36,061
Other royalty income	16,940	7,341
Total income and other revenues	562,049	573,027

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	184,621	292,262
Research and development funding expense	100,500	2,641
Amortization of intangible assets	5,670	5,671
General and administrative expenses	51,540	43,156
Total operating expenses, net	342,331	343,730

Operating income	219,718	229,297

Other (income)/expense
Equity in (earnings)/losses of equity method investees	(397)	1,918
Interest expense	47,063	37,415
Losses on derivative financial instruments	—	2,555
Losses on equity securities	36,162	54,186
Unrealized losses/(gains) on available for sale debt securities	16,579	(9,115)
Interest income	(9,529)	(16,598)
Other non-operating expense/(income), net	1,757	(43)
Total other expenses, net	91,635	70,318
Consolidated net income before tax	128,083	158,979
Income tax expense	—	—
Consolidated net income	128,083	158,979

Net income attributable to non-controlling interests	76,322	89,860

Net income attributable to Royalty Pharma plc	$51,761	$69,119

Earnings per Class A ordinary share:
Basic	$0.12	$0.18
Diluted	$0.12	$0.18
Weighted average Class A ordinary shares outstanding:
Basic	433,956	389,760
Diluted	607,201	607,148
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Consolidated net income	$128,083	$158,979
Changes in other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	1,625	5,125
Reclassification of unrealized gains on available for sale debt securities	(8,954)	(15,491)
Total other comprehensive losses	$(7,329)	$(10,366)
Comprehensive income	$120,754	$148,613
Comprehensive income attributable to non-controlling interests	73,310	84,979
Comprehensive income attributable to Royalty Pharma plc	$47,444	$63,634

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	432,963	$43	174,213	$—	50	$63	361,170	$—	$3,507,533	$2,255,179	$16,491	$4,471,951	$(2,715)	$10,248,545
Contributions	—	—	—	—	—	—	—	—	—	—	—	3,323	—	3,323
Distributions	—	—	—	—	—	—	—	—	—	—	—	(148,976)	—	(148,976)
Dividends ($0.19 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(82,263)	—	—	—	(82,263)
Other exchanges	2,351	—	(2,351)	—	—	—	2,351	—	35,175	—	130	(35,284)	(21)	—
Share-based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	496	—	—	—	—	496
Net income	—	—	—	—	—	—	—	—	—	51,761	—	76,322	—	128,083
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	957	668	—	1,625
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(5,274)	(3,680)	—	(8,954)
Balance at March 31, 2022	435,316	$43	171,862	$—	50	$63	363,521	$—	$3,543,204	$2,224,677	$12,304	$4,364,324	$(2,736)	$10,141,879

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815
Contributions	—	—	—	—	—	—	—	—	—	—	—	3,253	—	3,253
Distributions	—	—	—	—	—	—	—	—	—	—	—	(145,378)	—	(145,378)
Dividends ($0.17 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(65,983)	—	—	—	(65,983)
Other exchanges	4,721	—	(4,721)	—	—	—	4,721	—	64,572	—	542	(65,072)	(42)	—
Share-based compensation and related issuances of Class A ordinary shares	1	—	—	—	—	—	—	—	713	—	—	—	—	713
Net income	—	—	—	—	—	—	—	—	—	69,119	—	89,860	—	158,979
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	2,712	2,413	—	5,125
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(8,197)	(7,294)	—	(15,491)
Balance at March 31, 2021	392,857	$39	214,255	$—	50	$63	321,128	$—	$2,931,249	$1,923,771	$29,452	$4,954,818	$(2,359)	$9,837,033

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Cash collections from financial royalty assets	$621,689	$573,946
Cash collections from intangible royalty assets	35,682	35,761
Other royalty cash collections	17,345	6,821
Distributions from equity method investees	20,690	17,325
Interest received	482	1,548
Development-stage funding payments - ongoing	(500)	(2,641)
Development-stage funding payments - upfront and milestones	(100,000)	—
Payments for operating and professional costs	(48,902)	(42,160)
Interest paid	(86,216)	(64,500)
Net cash provided by operating activities	460,270	526,100

Cash flows from investing activities:
Investments in equity method investees	(3,050)	(8,714)
Purchases of equity securities	(34,000)	—
Purchases of available for sale debt securities	(64,579)	(17,585)
Proceeds from available for sale debt securities	15,625	15,625
Purchases of marketable securities	(177,354)	(505,339)
Proceeds from sales and maturities of marketable securities	274,608	419,783
Acquisitions of financial royalty assets	(85)	(503,070)
Net cash provided by/(used in) investing activities	11,165	(599,300)

Cash flows from financing activities:
Distributions to non-controlling interests	(106,385)	(125,721)
Distributions to non-controlling interests- other	(34,515)	(37,183)
Dividends to shareholders	(82,263)	(65,983)
Contributions from non-controlling interests- R&D	624	1,997
Contributions from non-controlling interests- other	1,573	220
Net cash used in financing activities	(220,966)	(226,670)
Net change in cash and cash equivalents	250,469	(299,870)
Cash and cash equivalents, beginning of period	1,541,048	1,008,680
Cash and cash equivalents, end of period	$1,791,517	$708,810

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Purpose

Royalty Pharma plc is an English public limited company incorporated under the laws of England and Wales that was created for the purpose of consolidating our predecessor entities and facilitating the initial public offering (“ IPO”) of our Class A ordinary shares that was completed in June 2020. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis.

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

Following our IPO, we control Royalty Pharma Holdings Ltd. (“RP Holdings”), a private limited company incorporated under the laws of England and Wales and U.K. tax resident through our ownership of RP Holdings’ Class A ordinary shares (the “RP Holdings Class A Interests”) and RP Holdings’ Class B ordinary shares (the “RP Holdings Class B Interests”). The Continuing Investors Partnerships (defined below) have a non-controlling interest in RP Holdings through their ownership of RP Holdings Class B Interests. We conduct our business through RP Holdings and its subsidiaries.

RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management entity formed to facilitate our Exchange Offer Transactions (defined below), and is the successor to Royalty Pharma Investments, an Irish unit trust (“Old RPI”), for accounting and financial reporting purposes. RP Holdings is directly or indirectly owned by RPI US Partners 2019, LP, a Delaware limited partnership, RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”), and Royalty Pharma plc. Old RPI is a unit trust established in August 2011 under the laws of Ireland and authorized by the Central Bank of Ireland pursuant to the Unit Trusts Act, 1990. Prior to the Exchange Offer Transactions, Old RPI was owned by various partnerships (the “Legacy Investors Partnerships”).

RP Management, LLC (the “Manager”), a Delaware limited liability company, is an external adviser responsible for our management, including our day-to-day operations. Prior to, and as a condition precedent to the closing of the IPO, we executed a new management agreement with the Manager (the “Management Agreement”).

Exchange Offer Transactions

In connection with our IPO, we consummated an exchange offer on February 11, 2020. Through the exchange offer, investors representing 82% of the aggregate limited partnership in the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in the Continuing Investors Partnerships. The exchange offer transaction together with (i) the concurrent incurrence of indebtedness under senior secured credit facilities and (ii) the issuance of additional interests in Continuing Investors Partnerships to satisfy performance payments payable in respect of assets acquired prior to the date of the IPO are referred to as the “Exchange Offer Transactions”.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under GAAP. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K.

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of income, revenues and expenses during the reporting period. Actual results may differ from those estimates. The results for the interim periods are not necessarily indicative of results for the full year.

As the United States and global economies have begun to recover from the COVID-19 pandemic with many health and safety restrictions lifted and increased vaccine distribution, we continue to monitor the impact from the COVID-19 pandemic on our operational and financial performance. To date, certain marketers have commented that the performance of products on which we own royalties have been impacted by the COVID-19 pandemic. However, the COVID-19 pandemic has not resulted in a material effect to our results of operations and liquidity and we do not believe it is reasonably likely to in the future.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Royalty Pharma and all majority-owned and controlled subsidiaries, as well as variable interest entities, where we are the primary beneficiary. We consolidate based upon evaluation of our power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance. For consolidated entities where we own or are exposed to less than 100% of the economics, we record Net income attributable to non-controlling interests in our unaudited condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

We report non-controlling interests related to the portion of ownership interests of consolidated subsidiaries not owned by us which are attributable to: (1) the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI, (2) the Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of the RP Holdings Class B Interests, (3) a de minimis interest in RPCT held by RPSFT and (4) RPI EPA Holdings, LP’s (“EPA Holdings”) ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). Income will not be allocated to EPA Holdings until certain conditions are met.

All intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, financial royalty assets and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances as of March 31, 2022 and December 31, 2021 were held with State Street and Bank of America. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, AbbVie, Gilead, Johnson & Johnson, Merck & Co., Pfizer, Astellas, Novartis, Biogen and Vertex. As of March 31, 2022 and December 31, 2021, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 32% of our current portion of Financial royalty assets, net, and represented the largest individual marketer and payor of our royalties.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of income or revenue on our royalty assets.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2021.

3. Available for Sale Debt Securities

Cytokinetics Commercial Launch Funding

On January 7, 2022, we entered into a long-term funding agreement with Cytokinetics, Incorporated (“Cytokinetics”) to support further development of aficamten and potential commercialization of omecamtiv mecarbil. As part of the funding agreement, we agreed to provide up to $300 million of capital (“Cytokinetics Commercial Launch Funding”) which is available in five tranches, including an initial tranche of $50 million that was funded upon closing. Cytokinetics is required to draw $25 million if a certain contingency is met and has the option to draw the remaining $225 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). Each tranche has an interest-free and payment-free period of six calendar quarters, followed by 34 calendar quarters of installment re-payments totaling 1.9 times the amount drawn.

The Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments are recognized at fair value within Available for sale debt securities in the condensed consolidated balance sheets. We have elected the fair value option to account for the Cytokinetics Commercial Launch Funding as it most accurately reflects the nature of the funding arrangement. The unrealized change in fair value of the funded Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments are recorded within Unrealized losses/(gains) on available for sale debt securities on the condensed consolidated statements of operations.

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding partnership with MorphoSys AG (“MorphoSys”) to support MorphoSys’ acquisition of Constellation Pharmaceuticals, Inc. (“Constellation”) that closed on July 15, 2021. As part of the funding agreement, we agreed to provide MorphoSys up to $350 million of capital (the “Development Funding Bonds”), which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. MorphoSys is required to draw a minimum of $150 million. Our commitment to fund at least $150 million of the Development Funding Bonds is recognized as the Development Funding Bond Forward. Once drawn, we expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding is drawn. As of March 31, 2022, MorphoSys has not drawn any amount under the Development Funding Bonds.

We have elected the fair value option to account for the Development Funding Bond Forward as it most accurately reflects the nature of the instrument. The Development Funding Bond Forward is recorded within Available for sale debt securities in our condensed consolidated balance sheets. The unrealized change in fair value of the Development Funding Bond Forward is recorded within Unrealized losses/(gains) on available for sale debt securities on the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Series B Biohaven Preferred Shares

On August 7, 2020, we entered into the Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven Pharmaceutical Holding Company Ltd. (“Biohaven”) where we committed to acquire 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”), for a total of $200 million payable on a quarterly basis between the three months ended March 31, 2021 and the three months ended December 31, 2024. Our commitment to purchase the Series B Biohaven Preferred Shares is recognized as the Series B Forwards. Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between the three months ended March 31, 2025 and the three months ended December 31, 2030 at a price equal to approximately 1.8 times the original purchase price of the Series B Biohaven Preferred Shares. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to issue to us all unissued Series B Biohaven Preferred Shares and to redeem, in a single payment, any outstanding Series B Biohaven Preferred Shares at a price equal to approximately 1.8 times the original issue price of the Series B Biohaven Preferred Shares. Biohaven may redeem at their election, any outstanding Series B Biohaven Preferred Shares, in a single payment, at a price equal to approximately 1.8 times the original issue price for the Series B Biohaven Preferred Shares.

In the three months ended March 31, 2021, we began purchasing the Series B Biohaven Preferred Shares. As of March 31, 2022, we have acquired 1,697 shares of Series B Biohaven Preferred Shares. We have elected the fair value option to account for the Series B Forwards and the Series B Biohaven Preferred Shares, which are recorded in aggregate on the condensed consolidated balance sheets as Available for sale debt securities. We believe the fair value option most accurately reflects the nature of these instruments. The unrealized change in fair value of the Series B Biohaven Preferred Shares and Series B Forwards is recorded within Unrealized losses/(gains) on available for sale debt securities on the condensed consolidated statements of operations.

Series A Biohaven Preferred Shares

On April 5, 2019, RPIFT funded the purchase of 2,495 Series A Biohaven Preferred Shares from Biohaven at a price of $50,100 per preferred share, for a total of $125 million. The approval of Nurtec ODT by the U.S. Food and Drug Administration (“FDA”) in February 2020 resulted in a payment due to us of two times the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments beginning in the three months ended March 31, 2021 through the three months ended December 31, 2024. In the three months ended March 31, 2021, we began receiving payments from the quarterly redemption of the Series A Biohaven Preferred Shares. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to redeem, in a single payment, any outstanding Series A Biohaven Preferred Shares at a price equal to two times the original purchase price of the Series A Biohaven Preferred Shares. Biohaven may redeem at their election, any outstanding Series A Biohaven Preferred Shares, in a single payment, at a price equal to two times the original purchase price.

The Series A Biohaven Preferred Shares are classified as Available for sale debt securities in our condensed consolidated balance sheets. The unrealized change in the fair value of the Series A Biohaven Preferred Shares is recorded within Unrealized gains on available for sale debt securities on the condensed consolidated statements of comprehensive income. In the three months ended March 31, 2022 and 2021, $9.0 million and $15.5 million of the unrealized gains were reclassified from other comprehensive income to Interest income on the condensed consolidated statements of operations, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our available for sale debt securities recorded at fair value as of March 31, 2022 and December 31, 2021 (in thousands):

	Cost	Unrealized Gains/(Losses)	Fair Value	Current Assets	Non-Current Assets	Total
As of March 31, 2022
Debt securities (1)	$271,817	$42,183	$314,000	$64,800	$249,200	$314,000
Forwards (2)	—	(1,200)	(1,200)	—	(1,200)	(1,200)
Funding commitments (2)	(9,400)	1,000	(8,400)	—	(8,400)	(8,400)
Total available for sale debt securities	$262,417	$41,983	$304,400	$64,800	$239,600	$304,400

As of December 31, 2021
Debt securities (1)	$204,509	$49,191	$253,700	$66,000	$187,700	$253,700
Forwards (2)	—	16,700	16,700	—	16,700	16,700
Total available for sale debt securities	$204,509	$65,891	$270,400	$66,000	$204,400	$270,400
(1)Cost for Series A Biohaven Preferred Shares represents amortized cost. Cost for Series B Biohaven Preferred Shares represents the amounts paid to purchase the instruments. The cost associated with the funded Cytokinetics Commercial Launch Funding reflects the fair value on the purchase date.
(2)There are no costs associated with the forwards. The cost associated with the funding commitments represents the fair value on the purchase date.

4. Fair Value Measurements and Financial Instruments

Fair Value Hierarchy

We determine the fair value of assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value as follows:

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, equity securities, derivatives, available for sale debt securities and long-term debt. Cash and cash equivalents, marketable securities, equity securities, derivatives and available for sale debt securities are reported at their respective fair values in our condensed consolidated balance sheets. For financial instruments which are carried at fair value, the level in the fair value hierarchy is based on the lowest level of inputs that is significant to the fair value measurement in its entirety. Long-term debt and financial royalty assets are reported at their amortized costs in our condensed consolidated balance sheets but for which fair values are disclosed. The remaining financial instruments are reported in our condensed consolidated balance sheets at amounts that approximate current fair values.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above (in thousands):

	As of March 31, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents
Money market funds	$421,329	$—	$—	$421,329	$598,253	$—	$—	$598,253
Commercial paper	—	56,540	—	56,540	—	13,997	—	13,997
Certificates of deposit	—	—	—	—	—	40,954	—	40,954
U.S. government securities	—	27,598	—	27,598	—	—	—	—
Marketable securities
Commercial paper	—	224,460	—	224,460	—	207,457	—	207,457
Certificates of deposit	—	235,699	—	235,699	—	374,415	—	374,415
U.S. government securities	—	24,062	—	24,062	—	—	—	—
Available for sale debt securities
Debt securities (1)	—	—	64,800	64,800	—	—	66,000	66,000
Total current assets	$421,329	$568,359	$64,800	$1,054,488	$598,253	$636,823	$66,000	$1,301,076

Equity securities	205,100	—	62,538	267,638	226,787	—	43,013	269,800
Available for sale debt securities
Debt securities (1)	—	—	249,200	249,200	—	—	187,700	187,700
Forwards (2)	—	—	(1,200)	(1,200)	—	—	16,700	16,700
Funding commitments (3)	—	—	(8,400)	(8,400)	—	—	—	—
Total non-current assets	$205,100	$—	$302,138	$507,238	$226,787	$—	$247,413	$474,200
(1)Reflects the fair value of the Series A Biohaven Preferred Shares and Series B Biohaven Preferred Shares. As of March 31, 2022, amounts also include the fair value of the funded Cytokinetics Commercial Launch Funding.
(2)Relates to our obligations to fund the acquisitions of the Series B Biohaven Preferred Shares and Development Funding Bonds.
(3)Reflects the fair value of the Cytokinetics Funding Commitments.

For the three months ended March 31, 2022 and 2021, we recognized losses of $36.2 million and $39.0 million, respectively, on equity securities still held as of March 31, 2022.

The table presented below summarizes the change in the combined fair value (current and non-current) of Level 3 financial instruments, which relate to equity securities and available for sale debt securities, including the underlying debt securities, related forwards and funding commitments (in thousands):

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Equity Securities	Debt Securities	Forwards	Funding Commitments	Equity Securities	Debt Securities	Forwards	Funding Commitments
Balance at the beginning of the period	$43,013	$253,700	$16,700	$—	$—	$214,400	$18,600	$—
Purchases	—	64,579	—	—	—	17,585	—	—
Gains/(losses) on initial recognition (1)	—	9,400	—	(9,400)	—	—	—	—
Gains on equity securities	19,525	—	—	—	—	—	—	—
Unrealized gains included in other comprehensive losses (2)	—	1,625		—	—	5,125	—	—
Unrealized (losses)/gains included in earnings (3)	—	(1,600)	(15,979)	1,000	—	—	9,115	—
Settlement of forwards (4)	—	1,921	(1,921)	—	—	5,315	(5,315)	—
Redemption of debt securities	—	(15,625)	—	—	—	(15,625)	—	—
Balance at the end of the period	$62,538	$314,000	$(1,200)	$(8,400)	$—	$226,800	$22,400	$—
(1)Represents the adjustment to the purchase price to arrive at the appropriate fair value on initial recognition.
(2)Recorded within Unrealized gains on available for sale debt securities in the condensed consolidated statements of comprehensive income for unrealized gains related to Series A Biohaven Preferred Shares.
(3)Recorded within Unrealized losses/(gains) on available for sale debt securities in the condensed consolidated statements of operations for unrealized losses/(gains) related to Series B Biohaven Preferred Shares and Series B Forwards for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, amounts also reflect unrealized losses related to the Development Funding Bond Forward and unrealized gains related to the funded Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments.
(4)Reflects the fair value attributed to the Series B Forwards that were settled simultaneously with the acquisition of the Series B Biohaven Preferred Shares, which is included in the fair value of the Series B Biohaven Preferred Shares.

Valuation Inputs

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements in the fair value hierarchy.

Cytokinetics Commercial Launch Funding

The fair value of the funded Cytokinetics Commercial Launch Funding as of March 31, 2022 was based on probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Commercial Launch Funding requires significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the instrument, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

The fair value of the Cytokinetics Funding Commitments as of March 31, 2022 was determined using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. This methodology incorporates Level 3 fair value measurements and inputs, including an assumed interest rate volatility of 30% and an assumed risk-adjusted discount rate of 13.2%. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant in the event of a sale of the instrument, which would mean that the estimated fair value could be significantly higher or lower.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BioCryst Equity Securities

In November 2021, we purchased 3,846 thousand shares of common stock in BioCryst Pharmaceuticals, Inc. (“BioCryst”), calculated based on the volume-weighted average price of BioCryst common stock over a period preceding the closing of the transaction. As part of the transaction, we are restricted from selling the common stock for six months following the close of the transaction. The fair value of the BioCryst common stock as of March 31, 2022 and December 31, 2021 was based on the closing stock price and adjusted for the transfer restriction, which was determined by calculating the value of a put option over the common stock to match the duration of the transfer restriction. This methodology incorporates Level 3 inputs, including the estimated volatility of the BioCryst common stock, which requires the use of significant judgement. Our estimated volatility could be reasonably different than the actual volatility for the common stock which would mean that the estimated fair value for the common stock could be significantly higher or lower than the fair value determined by management at any particular date.

MorphoSys Development Funding Bonds

The fair value of the Development Funding Bond Forward as of March 31, 2022 and December 31, 2021 was based on a discounted cash flow calculation using an estimated risk-adjusted discount rate, which is a Level 3 fair value input. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the instrument, which would mean that the estimated fair value could be significantly higher or lower.

Series B Biohaven Preferred Shares

The fair value of the Series B Biohaven Preferred Shares and Series B Forwards as of March 31, 2022 and December 31, 2021 were based on probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability that there will be a change of control event in different periods of time, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over the duration of the Series B Biohaven Preferred Shares and developing a risk-adjusted discount rate requires significant judgement. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series B Biohaven Preferred Shares or the Series B Forwards, which would mean that the estimated fair value could be significantly higher or lower.

Series A Biohaven Preferred Shares

The fair value of the Series A Biohaven Preferred Shares as of March 31, 2022 and December 31, 2021 was based on the cash flows due to us from Biohaven of two times the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments of $15.6 million following the FDA approval and starting one-year after FDA approval, through the three months ended December 31, 2024. The FDA approved Nurtec ODT in February 2020, at which point we became entitled to receive a fixed payment amount of $250 million payable in equal quarterly payments between the three months ended March 31, 2021 and the three months ended December 31, 2024.

The fair value of the Series A Biohaven Preferred Shares as of March 31, 2022 and December 31, 2021 was calculated using probability-adjusted discounted cash flow calculations incorporating Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability of a change of control event occurring during the investment term, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a four-year time period and developing a risk-adjusted discount rate requires significant judgement. Our estimate of a risk adjusted discount rate of 10.5% and 9.5% as of March 31, 2022 and December 31, 2021, respectively, could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series A Biohaven Preferred Shares, which would mean that the estimated fair value could be significantly higher or lower.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Financial Instruments

Financial instruments whose fair values are measured on a recurring basis using Level 2 inputs primarily consist of commercial paper, certificates of deposit and U.S. government securities. We measure the fair value of these financial instruments with the help of third party pricing services that either provide quoted market prices in active markets for identical or similar securities or observable inputs for their pricing without applying significant adjustments.

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. The fair value of financial royalty assets is calculated by management using the forecasted royalty payments we expect to receive based on the projected product sales for all royalty bearing products as estimated by sell-side equity research analysts’ consensus sales forecasts or, where such consensus sales forecasts are not available, management uses reasonable judgment to make assumptions about the projected product sales. These projected future royalty payments by asset along with any projected incoming or outgoing milestone payments are then discounted to a present value using appropriate individual discount rates. The fair value of our financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. Estimated fair values based on Level 3 inputs and related carrying values for the non-current portion of our financial royalty assets as of March 31, 2022 and December 31, 2021 are presented below (in thousands):

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value, net	Fair Value	Carrying Value, net
Financial royalty assets, net	$18,639,293	$13,467,211	$19,047,183	$13,718,245

5. Financial Royalty Assets

Financial royalty assets consist of contractual rights to cash flows relating to royalty payments derived from the expected sales of patent-protected biopharmaceutical products that entitle us and our subsidiaries to receive a portion of income from the sale of such products by third parties.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

		As of March 31, 2022
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value (5)
Cystic fibrosis franchise	2037 (2)	$5,328,216	$—	$5,328,216
Tysabri	(3)	1,801,152	(30,613)	1,770,539
Imbruvica	2027-2032	1,439,186	(345,780)	1,093,406
Xtandi	2027-2028	1,081,587	(196,958)	884,629
Tremfya	2031-2032	869,596	—	869,596
Evrysdi	2030-2035 (4)	736,665	(20,797)	715,868
Other	2020-2039	4,661,059	(1,024,195)	3,636,864
Total		$15,917,461	$(1,618,343)	$14,299,118
Less: Cumulative allowance for credit losses (Note 6)				(261,223)
Total financial royalty assets, net				$14,037,895
(1)Dates shown represent our estimates as of the current reporting date of when a royalty will substantially end, which may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. There can be no assurances that our royalties will expire when expected.
(2)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on timing of potential generic entry.
(3)Under terms of the agreement, RPIFT acquired a perpetual royalty on net sales of Tysabri. Management has applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed.
(4)Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.
(5)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 6– Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

		As of December 31, 2021
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value (5)
Cystic fibrosis franchise	2037 (2)	$5,335,641	$(48,636)	$5,287,005
Tysabri	(3)	1,846,069	(16,617)	1,829,452
Imbruvica	2027-2032	1,438,730	(236,871)	1,201,859
Xtandi	2027-2028	1,100,065	(172,101)	927,964
Tremfya	2031-2032	881,671	—	881,671
Evrysdi	2030-2035 (4)	727,774	—	727,774
Other	2020-2039	4,697,591	(909,916)	3,787,675
Total		$16,027,541	$(1,384,141)	$14,643,400
Less: Cumulative allowance for credit losses (Note 6)				(310,804)
Total financial royalty assets, net				$14,332,596
(1)Dates shown represent our estimates as of the current reporting date of when a royalty will substantially end, which may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. There can be no assurances that our royalties will expire when expected.
(2)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on timing of potential generic entry.
(3)Under terms of the agreement, RPIFT acquired a perpetual royalty on net sales of Tysabri. Management has applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed.
(4)Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.
(5)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 6– Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

The cumulative allowance for changes in expected future cash flows from financial royalty assets is presented net within the non-current portion of financial royalty assets on the condensed consolidated balance sheets and includes the following activities:

•the movement in the cumulative allowance related to changes in forecasted royalty payments we expect to receive based on projected product sales for royalty bearing products as estimated by sell-side equity research analysts’ consensus sales forecasts, and
•the movement in the cumulative allowance for current expected credit losses, primarily associated with new financial royalty assets with limited protective rights and changes in the underlying cash flow forecasts of financial royalty assets with limited protective rights.

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands):

Activity for the Period
Balance at December 31, 2021 (1)	$(1,694,945)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(319,191)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	84,989
Current period provision for credit losses, net (2)	49,581
Balance at March 31, 2022	$(1,879,566)
(1)Includes $310.8 million related to cumulative allowance for credit losses.
(2)In the three months ended March 31, 2022, the provision income for credit losses was primarily related to a significant decline in the financial royalty asset value for Tazverik.

7. Intangible Royalty Assets, Net

The following tables summarize the cost, accumulated amortization and net carrying value of our intangible royalty assets as of March 31, 2022 and December 31, 2021 (in thousands):

As of March 31, 2022	Cost	Accumulated Amortization	Net Carrying Value
DPP-IV patents	$606,216	$606,216	$—
Total intangible royalty assets	$606,216	$606,216	$—

As of December 31, 2021	Cost	Accumulated Amortization	Net Carrying Value
DPP-IV patents	$606,216	$600,546	$5,670
Total intangible royalty assets	$606,216	$600,546	$5,670

The intangible royalty assets were fully amortized as of March 31, 2022 as our royalties on Januvia and Janumet expired in the three months ended March 31, 2022. Our royalties on the other DPP-IV products have also substantially ended.

Our revenue is tied to underlying patent protected sales of DPP-IV products of various licensees. Such revenue from royalty assets is earned from sales occurring primarily in the United States and Europe; however, we do not have the ability to disaggregate our royalty revenue from licensees based on the geography of the underlying sales, as this level of information is not always included in royalty reports provided to us. The marketers paying us royalties on these products do not always provide, and are not necessarily required to provide, the breakdown of product sales by geography. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 96% and 99% of our revenues from intangible royalty assets in the three months ended March 31, 2022 and 2021, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments.

The Legacy SLP Interest

In connection with the Exchange Offer Transactions, we acquired a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) from the Continuing Investors Partnerships for $303.7 million in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and an income allocation on a similar basis. Our income allocation is equal to the general partner’s former contractual rights to the income of the Legacy Investors Partnerships, net of amortization of the basis difference. The Legacy SLP Interest is treated as an equity method investment as our Manager is also the Manager of the Legacy Investors Partnerships and has the ability to exercise significant influence. The Legacy Investors Partnerships no longer participate in investment opportunities from June 30, 2020 and, as such, the value of the Legacy SLP Interest is expected to decline over time. The Legacy Investors Partnerships also indirectly own a non-controlling interest in Old RPI.

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this quarterly report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. During the three months ended March 31, 2022 and 2021, we recorded an income allocation of $4.5 million and $5.2 million, respectively, within Equity in (earnings)/losses of equity method investees. We received cash distributions from the Legacy SLP Interest of $7.3 million and $3.9 million in the three months ended March 31, 2022 and 2021, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”), BAv Financing II, LP and its related entities (“Avillion II,” together, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the entities. During the three months ended March 31, 2022 and 2021, we recorded a loss allocation from the Avillion Entities of $4.1 million and $7.1 million, respectively, within Equity in (earnings)/losses of equity method investees.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. Subsequent to the asset sale, the only operations of Avillion I are the collection of cash and unwinding of discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million during each of the three months ended March 31, 2022 and 2021 in connection with Avillion I’s receipt of the fixed annual payments due under its co-development agreement with Pfizer.

In May 2018, RPIFT entered into an agreement, which was amended in July 2021, to invest up to $122.5 million in Avillion II, which is a party to a co-development agreement with AstraZeneca, over multiple years to fund a portion of the costs of Phase 2 and 3 clinical trials to advance PT027 through a global clinical development program for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments.

As of March 31, 2022 and December 31, 2021, RPIFT had $8.2 million and $11.2 million, respectively, of unfunded commitments related to the Avillion Entities. Our maximum exposure to loss at any particular reporting date is limited to the current carrying value of the investment plus the unfunded commitments.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Research & Development (“R&D”) Funding Expense

R&D funding expense consists of upfront and ongoing development-stage funding payments that we have made to counterparties to acquire royalties and/or milestones on product candidates. Upfront development-stage funding includes payments made at the close of acquisitions and subsequent milestone payments. Ongoing development-stage funding payments are made as the related product candidates undergo clinical trials with our counterparties. During the three months ended March 31, 2022 and 2021, we did not enter into any new ongoing R&D funding arrangements.

We recognized R&D funding expense of $100.5 million and $2.6 million during the three months ended March 31, 2022 and 2021, respectively. R&D funding expense for the three months ended March 31, 2022 primarily related to upfront and milestone development-stage funding payments of $100.0 million to Cytokinetics to acquire a royalty on a development-stage product candidate. R&D funding expense for the three months ended March 31, 2021 primarily related to ongoing R&D expenses under our co-funding agreement with Sanofi.

As of March 31, 2022, we have a remaining commitment of $10.5 million related to our R&D funding agreement with Sanofi.

10. Borrowings

Our borrowings as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	March 31, 2022	December 31, 2021
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Unamortized debt discount and issuance costs			(198,862)	(203,930)
Total debt carrying value			7,101,138	7,096,070
Less: Current portion of long-term debt			—	—
Total long-term debt			$7,101,138	$7,096,070

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

On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes” and, together with the 2021 Notes, the “Notes”). We used the net proceeds from the 2020 Notes offering, together with available cash on hand, to repay in full the outstanding principal amounts of term loans under our prior senior secured credit facilities. Interest on each series of the 2020 Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year. The 2020 Notes were issued at a total discount of $149.0 million and we capitalized approximately $40.4 million in debt issuance costs primarily comprised of underwriting fees. The 2020 Notes have a weighted average coupon rate and a weighted average effective interest rate of 2.125% and 2.50%, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary. We are required to comply with certain covenants under our Notes and as of March 31, 2022, we were in compliance with all applicable covenants.

As of March 31, 2022 and December 31, 2021, the fair value of our outstanding Notes using Level 2 inputs was approximately $6.4 billion and $7.2 billion, respectively.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the existing credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Credit Agreement extends the maturity of the Revolving Credit Facility to September 15, 2026. As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. If these financial covenants are not satisfied, the Credit Agreement prohibits us from engaging in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of March 31, 2022, RP Holdings was in compliance with these covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principal Payments on the Notes

The future principal payments for our borrowings as of March 31, 2022 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2022	$—
2023	1,000,000
2024	—
2025	1,000,000
2026	—
Thereafter	5,300,000
Total (1)	$7,300,000
(1)Excludes unamortized debt discount and issuance costs of $198.9 million as of March 31, 2022, which are amortized through interest expense over the remaining life of the underlying debt obligations.

11. Shareholders’ Equity

Capital Structure

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

An exchange agreement entered into in connection with the IPO by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings (the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. As of March 31, 2022, we have outstanding 435,316 thousand Class A ordinary shares and 171,862 thousand Class B ordinary shares. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of March 31, 2022, we have outstanding deferred shares of 363,521 thousand.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. The Class R redeemable shares may be redeemed at our option in the future. Any such redemption would be at the nominal value of £1 each.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Controlling Interests

The net change in the balance of our four non-controlling interests for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2021	$13,528	$1,809,269	$2,649,154	$—	$4,471,951
Contributions	—	1,970	1,353	—	3,323
Distributions	(10,260)	(104,201)	(34,515)	—	(148,976)
Other exchanges	—	—	(35,284)	—	(35,284)
Net Income	5,141	50,520	20,661	—	76,322
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	286	382	—	668
Reclassification of unrealized gains on available for sale debt securities	—	(1,575)	(2,105)	—	(3,680)
March 31, 2022	$8,409	$1,756,269	$2,599,646	$—	$4,364,324
(1)Related to the Continuing Investors Partnerships’ ownership as of March 31, 2022 of approximately 28% of RP Holdings through their ownership of the RP Holdings Class B Interests. Royalty Pharma plc owns the remaining 72% of RP Holdings through its ownership of RP Holdings Class A Interests and RP Holdings Class B Interests as of March 31, 2022.

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2020	$12,436	$1,939,509	$3,125,091	$—	$5,077,036
Contributions	—	3,253	—	—	3,253
Distributions	(13,653)	(94,542)	(37,183)	—	(145,378)
Other exchanges	—	—	(65,072)	—	(65,072)
Net income	15,058	36,257	38,545	—	89,860
Other comprehensive income:
Unrealized gains on available for sale debt securities	—	901	1,512	—	2,413
Reclassification of unrealized gains on available for sale debt securities	—	(2,723)	(4,571)	—	(7,294)
March 31, 2021	$13,841	$1,882,655	$3,058,322	$—	$4,954,818
(1)Related to the Continuing Investors Partnerships’ ownership as of March 31, 2021 of approximately 35% of RP Holdings through their ownership of the RP Holdings Class B Interests. Royalty Pharma plc owns the remaining 65% of RP Holdings through its ownership of RP Holdings Class A Interests and RP Holdings Class B Interests as of March 31, 2021.

RP Holdings Class C Special Interest Held by EPA Holdings

EPA Holdings is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period will be grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, EPA Holdings is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards will be allocated and paid by RP Holdings to EPA Holdings as the holder of the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests for which we will issue the same number of Class B ordinary shares, which may be subsequently exchanged for our Class A ordinary shares. We do not currently expect any material Equity Performance Awards to be payable until certain performance conditions discussed above are met.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by the board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, the RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. In the three months ended March 31, 2022, we declared and paid one quarterly cash dividend of $0.19 per Class A ordinary share for an aggregate amount of $82.3 million to holders of our Class A ordinary shares. In the three months ended March 31, 2021, we declared and paid one quarterly cash dividend of $0.17 per Class A ordinary share for an aggregate amount of $66.0 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares have been reserved for future issuance to our independent directors.

RSU Activity and Share-based Compensation

We grant RSUs to our independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized based on estimated fair value of the award on the grant date and amortized on a straight-line basis over the requisite service period of generally one year as part of General and administrative expenses in the condensed consolidated statements of operations. We recognized share-based compensation expense of approximately $0.7 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.

12. Earnings per Share

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

Our outstanding Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. Potentially dilutive securities also include Class B ordinary shares contingently issuable to EPA Holdings related to Equity Performance Awards and unvested RSUs issued under our 2020 Independent Director Equity Incentive Plan. We use the “if-converted” method to determine the potentially dilutive effect of our outstanding Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs. For the three months ended March 31, 2022 and 2021, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per Class A ordinary share for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Numerator
Consolidated net income	$128,083	$158,979
Less: Net income attributable to Continuing Investors Partnerships	20,661	38,545
Less: Net income attributable to Legacy Investors Partnerships and RPSFT	55,661	51,315
Net income attributable to Royalty Pharma plc - basic	51,761	69,119
Add: Reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B ordinary shares	20,661	38,545
Net income attributable to Royalty Pharma plc - diluted	$72,422	$107,664

Denominator
Weighted average Class A ordinary shares outstanding - basic	433,956	389,760
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	173,220	217,350
Unvested RSUs	25	38
Weighted average Class A ordinary shares outstanding - diluted	607,201	607,148

Earnings per Class A ordinary share - basic	$0.12	$0.18
Earnings per Class A ordinary share - diluted	$0.12	$0.18

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cash flow from operating activities:
Consolidated net income	$128,083	$158,979
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(511,523)	(529,625)
Provision for changes in expected cash flows from financial royalty assets	184,621	292,262
Amortization of intangible assets	5,670	5,671
Amortization of debt discount and issuance costs	5,343	4,790
Losses on derivative financial instruments	—	2,555
Losses on equity securities	36,162	54,186
Equity in (earnings)/losses of equity method investees	(397)	1,918
Distributions from equity method investees	20,690	17,325
Share-based compensation	496	713
Interest income accretion	(8,954)	(15,491)
Unrealized losses/(gains) on available for sale debt securities	16,579	(9,115)
Other	1,523	958
Decrease/(increase) in operating assets:
Cash collected on financial royalty assets	621,689	573,946
Accrued royalty receivable	2,096	(299)
Other royalty income receivable	405	(530)
Other current assets and other assets	1,242	1,939
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	1,042	(2,207)
Interest payable	(44,497)	(31,875)
Net cash provided by operating activities	$460,270	$526,100

14. Commitments and Contingencies

Funding Commitments

We have various funding commitments as of March 31, 2022 as summarized below. See Note 3– Available for Sale Debt Securities for additional discussion of the respective arrangements.

Cytokinetics Commercial Launch Funding

As of March 31, 2022, $250 million of the Cytokinetics Commercial Launch Funding remained unfunded. Cytokinetics is required to draw $25 million if a certain contingency is met and has the option to draw the remaining $225 million upon the occurrence of certain regulatory and clinical development milestones.

MorphoSys Development Funding Bonds

As of March 31, 2022, $350 million of the MorphoSys Development Funding Bonds remained unfunded. MorphoSys is required to draw a minimum of $150 million over a one-year period from July 15, 2021, the close of its acquisition of Constellation.

Series B Biohaven Preferred Shares

As of March 31, 2022, we have a remaining commitment of $115.0 million under the Commercial Launch Preferred Equity to purchase 2,295 shares of Series B Biohaven Preferred Shares on a quarterly basis through the three months ended December 31, 2024.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Commitments

We have commitments to advance funds to counterparties through our investment in the Avillion Entities and R&D arrangements. Please refer to Note 8– Non-Consolidated Affiliates and Note 9– Research & Development (“R&D”) Funding Expense, respectively, for details of these arrangements. We also have requirements to make Operating and Personnel Payments over the life of the management agreement as described in Note 15– Related Party Transactions, which are variable and primarily based on cash receipts.

Indemnifications

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

15. Related Party Transactions

The Manager

The Manager is the investment manager of Royalty Pharma and its subsidiaries. The sole member of the Manager, Pablo Legorreta, holds an interest in us and serves as our Chief Executive Officer and Chairman of the board of directors.

In connection with the Exchange Offer Transactions (discussed in Note 1– Organization and Purpose), the Manager entered into management agreements with us and our subsidiaries, the Continuing Investors Partnerships, and with the Legacy Investors Partnerships. Pursuant to the Management Agreement, we pay quarterly operating and personnel expenses to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from royalty investments for such quarter and 0.25% of the value of our security investments under GAAP as of the end of such quarter. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in our consolidated net income, is calculated as the greater of $1 million per quarter and 0.3125% of Royalty Investments (as defined in the limited partnership agreements of the Legacy Investor Partnerships) during the previous twelve calendar months.

During the three months ended March 31, 2022 and 2021, total operating and personnel payments incurred were $41.2 million and $35.7 million, respectively, including the amounts attributable to Old RPI, and were recognized within General and administrative expenses on the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Distributions Payable to Non-Controlling Interests

The distributions payable to non-controlling interests represent the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPSFT’s non-controlling interest in RPCT. The distributions payable to non-controlling interests as of March 31, 2022 and December 31, 2021 include the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Due to Legacy Investors Partnerships	$102,179	$92,608
Due to RPSFT	13,831	15,326
Total distributions payable to non-controlling interests	$116,010	$107,934

Acquisition from Bristol Myers Squibb

In November 2017, RPI Acquisitions, a consolidated subsidiary, entered into a purchase agreement with Bristol Myers Squibb (“BMS”) to acquire from BMS a percentage of its future royalties on worldwide sales of Onglyza, Farxiga and related diabetes products marketed by AstraZeneca (the “Purchase Agreement”). On December 8, 2017, RPI Acquisitions entered into a purchase, sale and assignment agreement (“Assignment Agreement”) with a wholly owned subsidiary of BioPharma Credit PLC (“BPCR”), an entity related to us. Under the terms of the Assignment Agreement, RPI Acquisitions assigned the benefit of 50% of the payment stream acquired from BMS to BPCR in consideration for BPCR meeting 50% of the funding obligations owed to BMS under the Purchase Agreement.

As of March 31, 2022 and December 31, 2021, the financial royalty asset of $125.4 million and $130.9 million, respectively, on the condensed consolidated balance sheets represents only our right to the future payment streams acquired from BMS.

Other Transactions

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI Inc. (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to assist MSCI in the design of a classification framework and index methodologies in order to expand MSCI’s thematic index suite with the launch of new indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both March 31, 2022 and December 31, 2021. The financial impact associated with this transaction has not been material to date.

In connection with the Exchange Offer Transactions, we acquired the Legacy SLP Interest from the Continuing Investors Partnerships in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy Investors Partnerships own a non-controlling interest in Old RPI. Refer to Note 8– Non-Consolidated Affiliates for additional discussion.

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnership whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million is recorded as treasury interests, of which $1.5 million and $1.6 million are held by non-controlling interests as of March 31, 2022 and December 31, 2021, respectively.

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

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, Biogen’s Tysabri, Johnson & Johnson’s Tremfya, Gilead’s Trodelvy, Merck & Co.’s Januvia, Novartis’ Promacta, Vertex’s Kalydeco, Orkambi, Symdeko and Trikafta, and ten development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

•Synthetic/Hybrid Royalties – A synthetic royalty is the contractual right to a percentage of top-line sales created by the developer and/or marketer of a therapy in exchange for funding. A synthetic royalty may also include contingent milestone payments, or be structured as a long-term stream of fixed payments with a predetermined schedule. In many of our synthetic royalties, we may also make investments in the public equity of the company, where the main value driver of the company is the product on which we concurrently acquired a royalty.

•Development-stage Funding – We have historically funded ongoing research and development (“R&D”), typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved. We have also made upfront development-stage funding payments to biotechnology companies to acquire royalties and/or milestones on development-stage product candidates.

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

Background and Format of Presentation

In connection with our IPO, we consummated an exchange offer on February 11, 2020. Through the exchange offer, investors representing 82% of the aggregate limited partnership in the various partnerships (the “Legacy Investors Partnerships”) that own Royalty Pharma Investments, an Irish unit trust (“Old RPI”), exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP, a Delaware limited partnership or RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”). The exchange offer transaction together with (i) the concurrent incurrence of indebtedness under senior credit facilities and (ii) the issuance of additional interests in Continuing Investors Partnerships to satisfy performance payments payable in respect of assets acquired prior to the date of the IPO are referred to as the “Exchange Offer Transactions”.

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

Understanding Our Financial Reporting

Most of the royalties we acquire are treated as investments in cash flow streams and are classified as financial assets measured under the effective interest method in accordance with generally accepted accounting principles in the United States (“GAAP”). Under this accounting methodology, we calculate the effective interest rate on each financial royalty asset using a forecast of the expected cash flows to be received over the life of the financial royalty asset relative to the initial acquisition price. The yield, which is calculated at the end of each reporting period and applied prospectively, is then recognized via accretion into our income at the effective rate of return over the expected life of the financial royalty asset.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The measurement of income from our financial royalty assets requires significant judgments and estimates, including management’s judgment in forecasting the expected future cash flows of the underlying royalties and the expected duration of the financial royalty asset. Our cash flow forecasts are generated and updated each reporting period by manually compiling sell-side equity research analysts’ consensus sales estimates for each of the products in which we own royalties. We then calculate our expected royalty cash flows using these consensus sales forecasts. In any given reporting period, any decline or increase in the expected future cash flows associated with a financial royalty asset is recognized in our income statement as non-cash provision expense or provision income, respectively.

As a result of the non-cash charges associated with applying the effective interest method accounting methodology, our income statement activity can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long term horizon can result in an immediate non-cash income statement expense recognition which generates a corresponding cumulative allowance that reduces the gross asset balance, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise royalty and beginning in the second quarter of 2015, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expense. Over the course of 10 quarters, we recognized non-cash provision expense as a result of these changes in forecasts including non-cash provision expense of $743.2 million in 2016, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017 related to this financial royalty asset. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty. While small reductions in the cumulative allowance for the cystic fibrosis franchise were recognized as provision income over the course of 2017 and 2018, there remained a $1.10 billion cumulative allowance that was fully reduced by recognizing provision income of $1.10 billion in 2019 as a result of an increase in sell-side equity research analysts’ consensus sales forecasts associated with the Trikafta approval. This example illustrates the volatility caused by our accounting model.

In addition, due to the nature of our effective interest methodology, there is no direct correlation between our income from financial royalty assets and our royalty receipts. Therefore, management believes investors should not look to income from royalties and the associated provision for changes in future cash flows as a measure of our near-term financial performance or as a source for predicting future income or growth trends. Our operations have historically been financed primarily with cash flows generated by our royalties. Given the importance of cash flows and their predictability to management’s operation of the business, management uses royalty receipts as the primary measure of our operating performance. Royalty receipts refer to the summation of the following line items from our GAAP consolidated statements of cash flows: Cash collections from financial royalty assets, Cash collections from intangible royalty assets, Other royalty cash collections, Proceeds from available for sale debt securities, and Distributions from equity method investees.

In addition to analyzing our results on a GAAP basis, management also reviews our results on a non-GAAP basis. The closest comparable GAAP measure to each of the non-GAAP measures that management review is Net cash provided by operating activities. The key non-GAAP metrics we focus on are Adjusted Cash Receipts, Adjusted EBITDA and Adjusted Cash Flow, each of which is further discussed in the section titled “Non-GAAP Financial Results”.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Portfolio Overview

Our portfolio consists of royalties on more than 35 marketed therapies and ten development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neurology, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty receipts for the three months ended March 31, 2022 and 2021 in order of contributions to royalty receipts for the three months ended March 31, 2022 (in thousands).

Royalties	Marketer(s)	Therapeutic Area	For the Three Months Ended March 31,
			2022	2021

Cystic fibrosis franchise (1)	Vertex	Rare disease	$201,882	$166,809
Tysabri	Biogen	Neurology	97,439	86,921
Imbruvica	AbbVie, Johnson & Johnson	Cancer	87,171	89,135
Promacta	Novartis	Hematology	47,897	44,126
Xtandi	Pfizer, Astellas	Cancer	43,395	41,045
Januvia, Janumet, Other DPP-IVs (2)	Merck & Co., others	Diabetes	35,682	35,761
Tremfya	Johnson & Johnson	Immunology	28,224	—
Nurtec ODT/Biohaven payment (3)	Biohaven, Pfizer	Neurology	20,375	16,501
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	12,857	—
Farxiga/Onglyza	AstraZeneca	Diabetes	9,469	8,562
Evrysdi	Roche	Rare disease	9,197	1,677
Trodelvy	Gilead	Cancer	4,892	2,605
Erleada	Johnson & Johnson	Cancer	4,886	3,104
Emgality	Lilly	Neurology	4,764	3,264
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	4,712	3,588
Orladeyo	BioCryst	Rare disease	4,426	12
Prevymis	Merck & Co.	Infectious disease	4,126	8,630
Oxlumo	Alnylam	Rare disease	766	—
Other products (4)			88,871	137,738
Total royalty receipts			$711,031	$649,478
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, and Trikafta/Kaftrio.
(2)Januvia, Janumet, Other DPP-IVs include the following approved products: Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by AstraZeneca, Novartis and Takeda.
(3)Includes royalty receipts for Nurtec ODT of $4.8 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, and quarterly redemptions of $15.6 million in 2022 and 2021 of the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the statements of cash flows).
(4)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion,I, for which receipts are presented as Distributions from equity method investees on the statements of cash flows), Cimzia, Entyvio, HIV franchise, IDHIFA, Letairis, Lexiscan, Mircera, Myozyme, Nesina, Soliqua, Tazverik and contributions from the Legacy SLP Interest (defined below).

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Overview

Financial Highlights

•Net cash provided by operating activities totaled $460.3 million and $526.1 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by operating activities is the closest comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $604.6 million and $523.8 million for the three months ended March 31, 2022 and 2021, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $555.7 million and $481.6 million for the three months ended March 31, 2022 and 2021, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $367.1 million and $409.3 million for the three months ended March 31, 2022 and 2021, respectively.

Understanding Our Results of Operations

We report non-controlling interests related to the portion of ownership interests of consolidated subsidiaries not owned by us which are attributable to:

1.     The Legacy Investors Partnerships’ 18% ownership interest in Old RPI. The value of this non-controlling interest will decline over time as the assets in Old RPI expire.

2.     The RP Holdings Class B Interests held indirectly by the Continuing Investors Partnerships, which represent an approximate 28% ownership interest in RP Holdings as of March 31, 2022 and are exchangeable for our Class A ordinary shares. The value of this non-controlling interest will decline over time if the investors who indirectly own the RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

3.     A de minimis interest in RPCT held by RPSFT as a result of a 2011 reorganization transaction. The value of this non-controlling interest will decline over time as the royalty assets owned by RPCT expire and is expected to be substantially eliminated by the end of 2022.

4.     The RP Holdings Class C ordinary share (the “RP Holdings Class C Special Interest”) held by RPI EPA Holdings, LP (“EPA Holdings”), an affiliate of the Manager. Income will not be allocated to this non-controlling interest until certain conditions are met.

All of the results of operations of RP Holdings, Old RPI and RPCT are consolidated into our financial statements.

Following the IPO, EPA Holdings is entitled to receive Equity Performance Awards through its RP Holdings Class C Special Interest. Equity Performance Awards owed to EPA Holdings will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interest related to the RP Holdings Class C Special Interest at that time. The Equity Performance Awards will be payable in RP Holdings Class B Interests for which we will issue the same number of our Class B ordinary shares, which may be subsequently exchanged for our Class A ordinary shares. We do not currently expect any material Equity Performance Awards to be payable until certain performance conditions are met, which we do not expect to occur until the mid-2020s.

Total income and other revenues

Total income and other revenues is primarily comprised of income from our financial royalty assets, royalty revenue from our intangible royalty assets, and royalty income generally arising from successful commercialization of products developed through joint R&D funding arrangements. Most of our royalties on both approved products and development-stage product candidates that are not accounted for as R&D funding expense are classified as financial assets as our ownership rights are generally passive in nature. In instances in which we acquire a royalty that does include more substantial rights or ownership of the underlying intellectual property, we classify such royalties as intangible assets.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We recognize interest income related to our financial royalty assets. Royalty revenue relates solely to revenue from our DPP-IV patent estate for which the patent rights have been licensed to various counterparties. For the three months ended March 31, 2022 and 2021, the royalty payors accounting for greater than 10% of our total income and other revenues in any one period are shown in the table below:

		For the Three Months Ended March 31,
Royalty Payor	Royalties	2022	2021
Vertex	Cystic fibrosis franchise	35%	32%
AbbVie	Imbruvica	16%	17%
Gilead	HIV franchise, Letairis, Lexiscan, Trodelvy	*	12%
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

Revenue from intangible royalty assets

Revenue from intangible royalty assets is derived from sales of Januvia, Janumet and other DPP-IV products by our licensees. Our royalties on Januvia and Janumet expired in the three months ended March 31, 2022. Our royalties on other DPP-IVs have also substantially ended and we do not expect any material revenue from our DPP-IV intangible assets in the future periods.

Other royalty income

Other royalty income primarily includes income from financial royalty assets that have been fully amortized by the expected expiry date and royalty income from synthetic royalties arising out of R&D funding arrangements. Occasionally, a royalty asset may be amortized on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial royalty asset remains. Similarly, we may continue to collect royalties on a financial royalty asset beyond the estimated duration by which the financial asset was fully amortized. In each scenario where a financial royalty asset has been fully amortized, income from such royalty is recognized as Other royalty income.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Provision for changes in expected cash flows from financial royalty assets

The Provision for changes in expected future cash flows from financial royalty assets includes the following:

•expense or income related to the current period activity resulting from adjustments to the cumulative allowance for changes in expected cash flows; and
•expense or income related to the provision for current expected credit losses, which reflects the activity for the period, primarily due to new financial royalty assets with limited protective rights and changes to cash flow estimates for financial royalty assets with limited protective rights.

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

R&D funding expense

R&D funding expense consists of upfront and ongoing development-stage funding payments we have made to counterparties to acquire royalties and/or milestones on development-stage product candidates. Upfront development-stage funding expense includes payments made at the close of acquisitions and subsequent milestone payments. Ongoing development-stage funding payments are made as the related product candidates undergo clinical trials with our counterparties. These expenditures relate to the activities performed by our counterparties to develop and test new products, to test existing products for treatment in new indications, and to ensure product efficacy and regulatory compliance prior to launch.

General and administrative expenses

General and administrative (“G&A”) expenses include primarily Operating and Personnel Payments (defined below), legal expenses, other expenses for professional services and share-based compensation. The expenses incurred in respect of Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses on an ongoing basis.

Under the management agreement that became effective on February 11, 2020 (the “Management Agreement”), we pay quarterly operating and personnel expenses to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from royalty investments for each quarter and 0.25% of the value of our security investments under GAAP as of the end of each quarter.

The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected in G&A expenses, are calculated as the greater of $1 million per quarter and 0.3125% of royalties from Royalty Investments (as defined in the limited partnership agreements of the Legacy Investors Partnerships) during the previous twelve calendar months.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity in (earnings)/losses of equity method investees

Equity in (earnings)/losses of equity method investees primarily includes the results of our share of income or loss from the following non-consolidated affiliates:

1. Legacy SLP Interest. In connection with the Exchange Offer Transactions, we acquired an equity method investment from the Continuing Investors Partnerships in the form of a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) in exchange for issuing shares in our subsidiary. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and a performance income allocation on a similar basis. As the Legacy Investors Partnerships no longer participate in investment opportunities, the value of the Legacy SLP Interest is expected to decline over time.

2. The Avillion Entities. The Avillion entities (as defined below) partner with global biopharmaceutical companies to perform R&D in exchange for success-based milestones and/or royalties once products are commercialized. Our investments in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II”, or, together with Avillion I, the “Avillion Entities”) are accounted for using the equity method.

Other expense, net

Other expense, net primarily includes the change in fair market value of our equity securities and the unrealized gains and losses on our available for sale debt securities, including related forwards and funding commitments, and interest income.

Net income attributable to non-controlling interests

The net income attributable to non-controlling interests includes the Legacy Investors Partnerships’ approximately 18% share of earnings in Old RPI. As the Legacy Investors Partnerships no longer participate in investment opportunities, the related net income attributable to this non-controlling interest is expected to decline over time.

Net income attributable to non-controlling interests includes the RP Holdings Class B Interests held by the Continuing Investors Partnerships and will include net income attributable to the RP Holdings Class C Special Interest held by EPA Holdings once certain conditions have been met. Future net income attributable to the non-controlling interest related to the RP Holdings Class B Interests held by the Continuing Investors Partnerships will decline over time if the investors who indirectly own the RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

Net income attributable to non-controlling interests also includes RPSFT’s 20% share of earnings in RPCT, which is a consolidated subsidiary of Old RPI. We expect net income attributable to this non-controlling interest to decline over time as the royalty assets owned by RPCT expire and to be substantially eliminated by the end of 2022.

Net income attributable to non-controlling interests above can fluctuate significantly from period to period, primarily driven by volatility in the income statement activity of the respective underlying entity as a result of the non-cash charges associated with applying the effective interest accounting methodology as described in section titled “Understanding Our Financial Reporting”.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Results of Operations

For the Three Months Ended March 31, 2022 and 2021

The comparison of our historical results of operations for the three months ended March 31, 2022 and 2021 is as follows:

(in thousands)	For the Three Months Ended March 31,		2022 vs. 2021 Change
	2022	2021	$	%
Income and other revenues:
Income from financial royalty assets	$511,523	$529,625	$(18,102)	(3.4)%
Revenue from intangible royalty assets	33,586	36,061	(2,475)	(6.9)%
Other royalty income	16,940	7,341	9,599	130.8%
Total income and other revenues	562,049	573,027	(10,978)	(1.9)%
Operating expenses:
Provision for changes in expected cash flows from financial royalty assets	184,621	292,262	(107,641)	(36.8)%
Research and development funding expense	100,500	2,641	97,859	*
Amortization of intangible assets	5,670	5,671	(1)	0.0%
General and administrative expenses	51,540	43,156	8,384	19.4%
Total operating expenses, net	342,331	343,730	(1,399)	(0.4)%
Operating income	219,718	229,297	(9,579)	(4.2)%
Other (income)/expense:
Equity in (earnings)/losses of equity method investees	(397)	1,918	(2,315)	(120.7)%
Interest expense	47,063	37,415	9,648	25.8%
Other expense, net	44,969	30,985	13,984	45.1%
Total other expenses, net	91,635	70,318	21,317	30.3%
Consolidated net income	128,083	158,979	(30,896)	(19.4)%
Net income attributable to non-controlling interests	76,322	89,860	(13,538)	(15.1)%
Net income attributable to Royalty Pharma plc	$51,761	$69,119	$(17,358)	(25.1)%
*Percentage change is not meaningful.

Total income and revenues

Income from financial royalty assets

Income from financial royalty assets by top products for the three months ended March 31, 2022 and 2021 is as follows, in order of contribution to income for the three months ended March 31, 2022:

(in thousands)	For the Three Months Ended March 31,		2022 vs. 2021 Change
	2022	2021	$	%
Cystic fibrosis franchise	$194,457	$184,816	$9,641	5.2%
Imbruvica	87,627	99,115	(11,488)	(11.6)%
Tysabri	52,521	51,098	1,423	2.8%
Xtandi	24,917	26,980	(2,063)	(7.6)%
Promacta	20,804	16,284	4,520	27.8%
Evrysdi	18,088	14,426	3,662	25.4%
Other	113,109	136,906	(23,797)	(17.4)%
Total income from financial royalty assets	$511,523	$529,625	$(18,102)	(3.4)%

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended March 31, 2022 and 2021

Income from financial royalty assets decreased by $18.1 million, or 3.4%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by declines in sell-side equity research analysts’ consensus sales forecasts for Imbruvica and the maturity of our royalties from the HIV franchise. The decrease in income was partially offset by income related to newly acquired assets, primarily Tremfya, Cabometyx/Cometriq and Oxlumo, for which there was no comparable activity in the three months ended March 31, 2021.

Revenue from intangible royalty assets

Three months ended March 31, 2022 and 2021

Revenue from intangible royalty interests was relatively flat in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Other royalty income

Three months ended March 31, 2022 and 2021

Other royalty income increased by $9.6 million, or 130.8%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily related to growth in the ongoing product launches of Nurtec ODT and Trodelvy that arose from our R&D funding agreements with Biohaven and Immunomedics, respectively. Other royalty income in the three months ended March 31, 2022 also includes income from Letairis, a fully amortized financial royalty asset, but for which we expect minimal residual royalty income.

Provision for changes in expected cash flows from financial royalty assets

The breakdown of our provision for changes in expected future cash flows includes the following:
•expense or income related to the current period activity resulting from adjustments to the cumulative allowance for changes in expected cash flows; and
•expense or income related to the provision for current expected credit losses.

As the provision activity is a combination of income and expense items, the provision breakdown by royalty, exclusive of the provision for current expected credit losses, is as follows, based on the largest contributors to each period’s provision income or expense:

(in thousands)	For the Three Months Ended March 31,		For the Three Months Ended March 31,

Royalty	2022	Royalty	2021
Imbruvica	$108,910	Imbruvica	$63,414
Tazverik	64,356	Cystic fibrosis franchise	53,092
IDHIFA	38,491	Tazverik	48,422
Xtandi	24,857	Xtandi	42,852
Cystic fibrosis franchise	(48,636)	Emgality	35,236
Other	46,224	Other	13,305
Total provision, exclusive of provision for credit losses	234,202	Total provision, exclusive of provision for credit losses	256,321
Provision for current expected credit losses	(49,581)	Provision for current expected credit losses	35,941
Total provision expense	$184,621	Total provision expense	$292,262

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended March 31, 2022 and 2021

In the three months ended March 31, 2022, we recorded provision expense of $184.6 million, comprised of $234.2 million in provision expense for changes in expected cash flows and $49.6 million in provision income for current expected credit losses. We recorded provision expense for Imbruvica and Tazverik, primarily due to significant declines in sell-side equity research analysts’ consensus sales forecasts partially offset by provision income for the cystic fibrosis franchise due to a significant increase in sell-side equity research analysts’ consensus sales forecasts. During the three months ended March 31, 2022, the provision income for credit losses was primarily driven by a significant decrease in current expected credit losses related to Tazverik as a result of the corresponding significant decline in the financial asset value.

In the three months ended March 31, 2021, we recorded provision expense of $292.3 million, of which $256.3 million and $35.9 million related to provision expense for changes in expected cash flows and current expected credit losses, respectively. We recorded provision expense for Imbruvica, the cystic fibrosis franchise, Tazverik, Xtandi and Emgality, primarily due to declines in sell-side equity research analysts’ consensus sales forecasts. During the three months ended March 31, 2021, the provision expense for current expected credit losses was primarily driven by increases to our portfolio of financial royalty assets, including the incremental $100 million financial royalty asset related to zavegepant and a new royalty interest in Cabometyx/Cometriq.

R&D funding expense

Three months ended March 31, 2022 and 2021

R&D funding expense increased by $97.9 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by upfront and milestone development-stage funding payments of $100.0 million to Cytokinetics to acquire a royalty on a development-stage product in the three months ended March 31, 2022.

G&A expenses

Three months ended March 31, 2022 and 2021

G&A expenses increased by $8.4 million, or 19.4%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by higher Operating and Personnel Payments due to increased cash receipts from royalty investments.

Equity in (earnings)/losses of equity method investees

Three months ended March 31, 2022 and 2021

Equity in earnings of equity method investees was $0.4 million in the three months ended March 31, 2022 compared to equity in losses of equity method investees of $1.9 million the three months ended March 31, 2021.

Equity in earnings from the Legacy SLP Interest was $4.5 million and $5.2 million, in the three months ended March 31, 2022 and 2021, respectively. Equity in losses of the Avillion entities was $4.1 million and $7.1 million in the three months ended March 31, 2022 and 2021, respectively.

Interest expense

Three months ended March 31, 2022 and 2021

Interest expense increased by $9.6 million, or 25.8%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by the issuance of $1.3 billion senior unsecured notes in July 2021 (“2021 Notes”). The weighted average coupon rate was 2.245% and 2.125% in the three months ended March 31, 2022 and 2021, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of the 2021 Notes.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other expense, net

Three months ended March 31, 2022 and 2021

Other expense, net of $45.0 million in the three months ended March 31, 2022, was primarily comprised of losses on equity securities of $36.2 million driven by a net decrease in the share price of our investees and losses on available for sale debt securities of $16.6 million, offset by interest income of $9.5 million primarily related to our Series A Biohaven Preferred Shares. The $16.6 million in unrealized losses on available for sales debt securities included a loss of $10.2 million related to the unrealized movement in fair value of the MorphoSys Development Funding Bond Forward for which there was no comparable activity in the prior period.

Other expense, net was $31.0 million in the three months ended March 31, 2021, primarily comprised of losses on equity securities of $54.2 million driven a decreased share price of our investees. The decrease was partially offset by interest income of $16.6 million, primarily related to our Series A Biohaven Preferred Shares and a gain of $9.1 million related to the unrealized movement in fair value of the Series B Biohaven Preferred Shares and related Series B Forwards recorded as Available for sale debt securities.

Net income attributable to non-controlling interests

Three months ended March 31, 2022 and 2021

Net income attributable to the Legacy Investors Partnerships increased by $14.3 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by higher net income attributable to Old RPI.

Net income attributable to the Continuing Investors Partnerships decreased by $17.9 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily driven by lower net income attributable to RP Holdings in the three months ended March 31, 2022. The ongoing exchanges by investors in the Continuing Investors Partnerships who indirectly own the RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT decreased by $9.9 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. We expect net income attributable to RPSFT to continue to decline as the assets held by RPCT mature.

Key Developments and Upcoming Events Relating to Our Portfolio

The key developments impacting our cash receipts and income and revenue from our royalty interests are discussed below:

Commercial Products

•Cystic fibrosis franchise. In April 2021, Vertex announced European Commission (“EC”) approval for Kaftrio in combination with ivacaftor for the treatment of patients with cystic fibrosis ages 12 and older who have at least one F508del mutation.

In June 2021, Vertex announced that U.S. Food and Drug Administration (“FDA”) approved Trikafta for the treatment of children with cystic fibrosis ages 6 through 11 who have at least one F508del mutation or have certain mutations that are responsive to Trikafta based on in vitro data.

In January 2022, Vertex announced that the EC granted approval for the label expansion of Kaftrio in combination with ivacaftor for the treatment of cystic fibrosis in patients ages 6 through 11 years old who have at least one F508del mutation in the cystic fibrosis transmembrane conductance regulator gene.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

•Imbruvica. In June 2021, AbbVie announced Phase 3 GLOW study results for Imbruvica in combination with Venetoclax for the treatment of first-line CLL and SLL demonstrated superior progression-free survival versus chlorambucil plus obinutuzumab as a first-line treatment of CLL. The study also showed improved duration of remission and significantly improved depth of remission. AbbVie has indicated that approval could occur in 2022.

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

In April 2022, Pfizer and Biohaven announced that the EC has granted marketing authorization for Vydura (rimegepant) for both the acute treatment of migraine with or without aura, and prophylaxis of episodic migraine in adults who have at least four migraine attacks per month. The EC approval will be valid for all 27 European Union member states as well as Iceland, Liechtenstein and Norway and local reimbursement approval will follow.

•Trodelvy. In April 2021, Gilead announced the FDA granted full approval to Trodelvy for adult patients with unresectable locally advanced or metastatic triple-negative breast cancer (TNBC) who have received two or more prior systemic therapies, at least one of them for metastatic disease. The approval is supported by data from the Phase 3 ASCENT study.

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

In January 2022, Gilead announced it has entered into two clinical trial collaboration and supply agreements with Merck & Co. to evaluate the combination of Trodelvy and Merck & Co.’s anti-PD-1 therapy Keytruda in first-line metastatic non-small cell lung cancer (NSCLC). As part of the collaboration, Merck & Co. will sponsor a global Phase 3 clinical trial of Trodelvy in combination with Keytruda as a first-line treatment of patients with metastatic NSCLC.

Additionally, Gilead and Merck & Co. recently established an agreement where Gilead will sponsor a Phase 2 signal-seeking study evaluating combinations that include pembrolizumab in first-line NSCLC.

In March 2022, Gilead announced results from the Phase 3 TROPiCS-02 study evaluating Trodelvy in patients with HR+/HER2- metastatic breast cancer who received prior endocrine therapy, CDK4/6 inhibitors and two to four lines of chemotherapy met its primary endpoint with a statistically significant improvement in progression-free survival versus physician’s choice of chemotherapy. The trial targeted a 30% reduction in the risk of disease progression or death and the primary endpoint results were consistent with those observed in the Phase 1/2 IMMU-132-01 study in a subset of HR+/HER2- metastatic breast cancer patients. The first interim analysis of the key secondary endpoint of overall survival demonstrated a trend in improvement for overall survival. Patients will be followed for a subsequent overall survival analysis. The safety profile for Trodelvy was consistent with prior studies.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2022, Exelixis announced results from the final analysis of the second primary endpoint of overall survival from the Phase 3 COSMIC-312 trial, which evaluated cabozantinib in combination with atezolizumab versus sorafenib in patients with previously untreated advanced hepatocellular carcinoma. The final analysis showed neither improvement nor detriment in overall survival for cabozantinib in combination with atezolizumab versus sorafenib.

Exelixis has indicated it expects Phase 3 data from the COSMIC-313 trial in 1L RCC in the first half of 2022 and initial Phase 3 data in the second half of 2022 from CONTACT-01 in metastatic NSCLC and CONTACT-03 in advanced or metastatic RCC.

•Evrysdi. In March 2021, Roche announced that the EC approved Evrysdi for the treatment of spinal muscular atrophy (SMA) in patients two months of age and older, with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four splicing modifier of motor neuron 2 copies.

In June 2021, Evrysdi was approved in Japan for the treatment of SMA.

•Orladeyo. In January 2021, Orladeyo was approved in Japan, becoming the first and only prophylactic hereditary angioedema (HAE) medication approved in the region.

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

In March 2022, the FDA accepted Alnylam’s supplemental New Drug Application for lumasiran for the reduction of plasma oxalate in the treatment of patients with advanced primary hyperoxaluria type 1. The FDA has set an action date for October 6, 2022. Additionally, a Type II Variation for lumasiran to amend the label in patients with advanced Primary Hyperoxaluria Type 1 was submitted and validated by the European Medicines Agency (“EMA”) in December 2021.

•Tremfya. In February 2022, Johnson & Johnson announced results from the Phase 2a VEGA proof-of-concept study. Results showed that the combination of Tremfya and golimumab, a tumor necrosis factor-alpha antagonist, induced higher rates of clinical response, clinical remission, endoscopic improvement and a composite histologic-endoscopic endpoint at 12 weeks than either treatment alone in adults with moderately to severely active ulcerative colitis. Rates of adverse events were comparable among treatment groups.

In February 2022, Johnson & Johnson announced results from the Phase 2b QUASAR Induction Study 1. Results showed that a significantly greater proportion of adults with moderately to severely active ulcerative colitis who previously had an inadequate response or intolerance to conventional therapies and/or selected advanced therapies and were treated with Tremfya achieved clinical response at week 12 (Tremfya 200mg: 61.4% and Tremfya 400mg: 60.7%), the study’s primary endpoint, compared with placebo (27.6%). Safety data at week 12 were consistent with the safety profile for Tremfya in approved indications.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Development-Stage Product Candidates

•Aficamten. In December 2021, Cytokinetics announced the FDA granted Breakthrough Therapy Designation for aficamten for the treatment of symptomatic obstructive hypertrophic cardiomyopathy (oHCM) based on results from REDWOOD-HCM.

In February 2022, Cytokinetics announced positive topline results from Cohort 3 of the REDWOOD-HCM Phase 2 trial. Results from Cohort 3 showed that substantial reductions in the average resting left ventricular outflow tract pressure gradient (LVOT-G) as well as the post-Valsalva LVOT-G were achieved for patients with oHCM and a resting or post-Valsalva LVOT-G of ≥50 mmHg whose background therapy included disopyramide and in the majority a beta-adrenergic blocker. The safety and tolerability of aficamten were consistent with prior experience in REDWOOD-HCM with no treatment interruptions and no serious adverse events attributed to treatment reported by the investigators.

•BCX9930. In April 2022, BioCryst announced that it is pausing enrollment in clinical trials with BCX9930, while BioCryst investigates elevated serum creatinine levels seen in some patients. BioCryst will not enroll new patients in the REDEEM-1, REDEEM-2 or RENEW clinical trials during the investigation. Patients currently enrolled in the trials are continuing on the study drug.

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

In March 2022, Roche announced a new Phase 3 Alzheimer’s disease prevention trial (SKYLINE). Roche intends to enter into a collaboration agreement with Banner Alzheimer’s Institute’s Alzheimer’s Prevention Initiative, Massachusetts General Hospital and the University of Southern California Alzheimer’s Therapeutic Research Institute to further exchange scientific insights and advance the trial goals. SKYLINE aims to evaluate the potential of gantenerumab to slow disease progression in people with the earliest biologic signs of Alzheimer’s disease and who show no signs of cognitive impairment.

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

In February 2022, Cytokinetics announced results from METEORIC-HF, a Phase 3 trial evaluating the effect of treatment with omecamtiv mecarbil compared to placebo on exercise capacity in patients with heart failure with reduced ejection fraction. After 20 weeks of treatment, there was no change in peak oxygen uptake in patients treated with omecamtiv mecarbil versus placebo.

•Otilimab. GlaxoSmithKline has indicated it expects Phase 3 data from the contRast trials in rheumatoid arthritis in the second half of 2022.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•Pelabresib. In December 2021, MorphoSys presented the latest data from the Phase 2 MANIFEST study evaluating pelabresib in the treatment of myelofibrosis. As of September 10, 2021, the data cut-off, a total of 84 JAK inhibitor-naive patients were enrolled and received the first-line combination of pelabresib and ruxolitinib. The data showed 68% (n=57) of patients treated with the combination achieved a greater than or equal to 35% reduction in spleen volume (SVR35) from baseline at week 24 and 60% (n=47) maintained SVR35 at week 48. Most patients also saw their symptoms reduced, with 56% (n=46) achieving greater than or equal to 50% reduction in total symptom score from baseline at week 24.

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

In December 2021, Biohaven announced positive topline results from the second pivotal clinical trial evaluating the safety and efficacy of intranasal zavegepant for the acute treatment of migraine in adults. The Phase 3 study achieved its co-primary regulatory endpoints of pain freedom and freedom of most bothersome symptom at 2 hours and showed broad efficacy by demonstrating statistically significant superiority to placebo across a total of 15 prespecified primary and secondary outcome measures. Biohaven plans to file an NDA for zavegepant with the FDA in the first half of 2022 and other countries thereafter.

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

Adjusted Cash Receipts is a measure calculated with inputs directly from the statements of cash flows and includes (1) royalty receipts by product: (i) Cash collections from royalty assets (financial assets and intangible assets), (ii) Other royalty cash collections, (iii) Distributions from equity method investees, plus (2) Proceeds from available for sale debt securities; less (1) Distributions to non-controlling interests, which represents contractual distributions of royalty receipts and proceeds from available for sale debt securities to our historical non-controlling interests related to the Legacy Investors Partnerships and RPSFT. Adjusted Cash Receipts is most directly comparable to the GAAP measure of Net cash provided by operating activities.

Adjusted EBITDA and Adjusted Cash Flow are similar non-GAAP liquidity measures that are both most closely comparable to the GAAP measure, Net cash provided by operating activities. Adjusted EBITDA is important to our lenders and is defined under the Credit Agreement as Adjusted Cash Receipts less Payments for operating and professional costs. Payments for operating and professional costs are comprised of Payments for operating and professional costs and Payments for rebates from the statements of cash flows.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adjusted Cash Flow is defined as Adjusted EBITDA less (1) Development-stage funding payments - ongoing, (2) Development-stage funding payments - upfront and milestones, (3) Interest paid, net of Interest received, (4) Investments in equity method investees and (5) Other (including Derivative collateral posted, net of Derivative collateral received, and Termination payments on derivative instruments) plus (1) Contributions from non-controlling interests- R&D, all directly reconcilable to the statements of cash flows.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below includes the royalty receipts and non-GAAP financial results for the three months ended March 31, 2022 and 2021 by product in order of contribution to royalty receipts for the three months ended March 31, 2022 (in thousands).

Royalties	For the Three Months Ended March 31,		2022 vs. 2021 Change
	2022	2021	$	%

Cystic fibrosis franchise (1)	$201,882	$166,809	$35,073	21.0%
Tysabri	97,439	86,921	10,518	12.1%
Imbruvica	87,171	89,135	(1,964)	(2.2)%
Promacta	47,897	44,126	3,771	8.5%
Xtandi	43,395	41,045	2,350	5.7%
Januvia, Janumet, Other DPP-IVs (2)	35,682	35,761	(79)	(0.2)%
Tremfya	28,224	—	28,224	—%
Nurtec ODT/Biohaven payment (3)	20,375	16,501	3,874	23.5%
Cabometyx/Cometriq	12,857	—	12,857	—%
Farxiga/Onglyza	9,469	8,562	907	10.6%
Evrysdi	9,197	1,677	7,520	*
Trodelvy	4,892	2,605	2,287	87.8%
Erleada	4,886	3,104	1,782	57.4%
Emgality	4,764	3,264	1,500	46.0%
Crysvita	4,712	3,588	1,124	31.3%
Orladeyo	4,426	12	4,414	*
Prevymis	4,126	8,630	(4,504)	(52.2)%
Oxlumo	766	—	766	—%
Other products (4)	88,871	137,738	(48,867)	(35.5)%
Total royalty receipts	$711,031	$649,478	$61,553	9.5%
Distributions to non-controlling interests	(106,385)	(125,721)	19,336	(15.4)%
Adjusted Cash Receipts (non-GAAP)	$604,646	$523,757	$80,889	15.4%
Payments for operating and professional costs	(48,902)	(42,160)	(6,742)	16.0%
Adjusted EBITDA (non-GAAP)	$555,744	$481,597	$74,147	15.4%
Development-stage funding payments - ongoing	(500)	(2,641)	2,141	(81.1)%
Development-stage funding payments - upfront and milestones	(100,000)	—	(100,000)	—%
Interest paid, net	(85,734)	(62,952)	(22,782)	36.2%
Investments in equity method investees	(3,050)	(8,714)	5,664	(65.0)%
Contributions from non-controlling interests- R&D	624	1,997	(1,373)	(68.8)%
Adjusted Cash Flow (non-GAAP)	$367,084	$409,287	$(42,203)	(10.3)%

Weighted average Class A ordinary shares outstanding - diluted	607,201	607,148
*Percentage change is not meaningful.

(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Januvia, Janumet, Other DPP-IVs include the following approved products: Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by AstraZeneca, Novartis and Takeda.
(3)Includes royalty receipts for Nurtec ODT of $4.8 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, and quarterly redemptions of $15.6 million in 2022 and 2021 of the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the statements of cash flows).
(4)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion I, for which receipts are presented as Distributions from equity method investees on the statements of cash flows), Cimzia, Entyvio, HIV franchise, IDHIFA, Letairis, Lexiscan, Mircera, Myozyme, Nesina, Soliqua, Tazverik and contributions from the Legacy SLP Interest.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adjusted Cash Receipts (non-GAAP)

Three Months Ended March 31, 2022 and 2021

Adjusted Cash Receipts increased by $80.9 million to $604.6 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by an increase of $72.6 million in royalty receipts from existing products, including the cystic fibrosis franchise, offset by a decline of $52.9 million from matured royalties, primarily the HIV franchise. Additionally, we received royalty receipts of $41.8 million in the three months ended March 31, 2022 from newly acquired assets, primarily Tremfya, Cabometyx/Cometriq and Oxlumo, The increase in Adjusted Cash Receipts also reflects a decline in distributions to non-controlling interests due to maturing royalties jointly owned by the legacy investors.

Below we discuss the key drivers of royalty receipts.

Royalty Receipts

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which are marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $35.1 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by the launch of Kaftrio in multiple additional countries outside the United States and the performance of Trikafta in the United States, including its uptake in children 6 through 11 years old.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $10.5 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by continued global patient growth and positive channel dynamics in the United States.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $2.0 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by a slower-than-anticipated market recovery from COVID-19 in chronic lymphocytic leukemia and increased share pressure from newer therapies in the United States. This decline was partially offset by growth in regions outside the United States.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, increased by $3.8 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This growth was primarily driven by increased use in ITP and further uptake as first-line treatment for severe aplastic anemia in the United States.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $2.4 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by demand across various prostate cancer indications.

•Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs for type 2 diabetes, which includes Januvia and Janumet, both marketed by Merck & Co., was relatively consistent in three months ended March 31, 2022 compared to the three months ended March 31, 2021.

•Tremfya – Royalty receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, were $28.2 million in the three months ended March 31, 2022 primarily driven by continued market share gains. We acquired the Tremfya royalty in July 2021.

•Nurtec ODT/Biohaven payment – Royalty receipts from Nurtec ODT, marketed by Biohaven and Pfizer for the acute and preventative treatment of migraine, increased by $3.9 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. In addition, we received $15.6 million in fixed payments from Biohaven related to the Series A Biohaven Preferred Shares during each of the three months ended March 31, 2022 and 2021.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•Cabometyx/Cometriq – Royalty receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, were $12.9 million in the three months ended March 31, 2022, primarily driven by uptake of Cabometyx in combination with Opdivo as a first-line treatment for patients with advanced renal cell carcinoma. We acquired the Cabometyx/Cometriq royalty in March 2021.

Distributions to Non-Controlling Interests

Distributions to non-controlling interests decreased by $19.3 million to $106.4 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, which positively impacted Adjusted Cash Receipts. The decrease in distributions to non-controlling interests is primarily due to maturing royalties jointly owned by the legacy investors.

Adjusted EBITDA (non-GAAP)

Three Months Ended March 31, 2022 and 2021

Adjusted EBITDA increased by $74.1 million to $555.7 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as a result of the factors noted above in “Adjusted Cash Receipts (Non-GAAP)”. Payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, increased in three months ended March 31, 2022, primarily driven by higher Operating and Personnel Payments due to increased cash receipts from royalty investments.

Adjusted Cash Flow (non-GAAP)

Three Months Ended March 31, 2022 and 2021

Adjusted Cash Flow decreased by $42.2 million to $367.1 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by upfront and milestone development-stage funding payments of $100.0 million to Cytokinetics to acquire a royalty on a development-stage product candidate and a $22.8 million increase in net interest paid in the three months ended March 31, 2022 due to the first interest payment on the 2021 Notes. The decrease in Adjusted Cash Flow was partially offset by the increases in “Adjusted Cash Receipts” and “Adjusted EBITDA” (non-GAAP) noted above and lower funding requirements by the Avillion Entities.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

To arrive at Adjusted Cash Receipts, we start with the GAAP line item, Net cash provided by operating activities, and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from equity method investees which are classified as cash inflows from investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments, (5) Payments for operating and professional costs, (6) Payments for rebates and (7) Termination payments on derivative instruments, and to deduct (1) Distributions to non-controlling interests, which represents distributions to our historical non-controlling interests related to the Legacy Investors Partnerships and RPSFT, and (2) Derivative collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or, Adjusted Cash Receipts.

To arrive at Adjusted EBITDA, we start with Net cash provided by operating activities and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from equity method investees which are classified as cash inflows from investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments and (5) Termination payments on derivative instruments, and to deduct (1) Distributions to non-controlling interests and (2) Derivative collateral posted or (received), net.

To arrive at Adjusted Cash Flow, we start with Net cash provided by operating activities and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from equity method investees classified as cash inflows from investing activities and (3) Contributions from non-controlling interests-R&D, and to deduct (1) Distributions to non-controlling interests and (2) Investments in equity method investees. This is intended to present an Adjusted Cash Flow measure that is representative of cash generated from the broader business strategy of acquiring royalty-generating assets that are available for reinvestment and for discretionary purposes.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	For the Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities (GAAP)	$460,270	$526,100
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	15,625
Interest paid, net (2)	85,734	62,952
Development-stage funding payments - ongoing (3)	500	2,641
Development-stage funding payments - upfront and milestones (3)	100,000	—
Payments for operating and professional costs	48,902	42,160
Distributions to non-controlling interests (2)	(106,385)	(125,721)
Adjusted Cash Receipts (non-GAAP)	$604,646	$523,757

Net cash provided by operating activities (GAAP)	$460,270	$526,100
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	15,625
Interest paid, net (2)	85,734	62,952
Development-stage funding payments - ongoing (3)	500	2,641
Development-stage funding payments - upfront and milestones (3)	100,000	—
Distributions to non-controlling interests (2)	(106,385)	(125,721)
Adjusted EBITDA (non-GAAP)	$555,744	$481,597

Net cash provided by operating activities (GAAP)	$460,270	$526,100
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	15,625
Contributions from non-controlling interests-R&D (2)	624	1,997
Distributions to non-controlling interests (2)	(106,385)	(125,721)
Investments in equity method investees (2), (4)	(3,050)	(8,714)
Adjusted Cash Flow (non-GAAP)	$367,084	$409,287

(1) Receipts from the quarterly redemption of the Series A Biohaven Preferred Shares are presented as Proceeds from available for sale debt securities on the statements of cash flows.
(2) The table below shows the line item for each adjustment and the direct location for such line item on the statements of cash flows.

Reconciling Adjustment	Statements of Cash Flows Classification
Proceeds from available for sale debt securities	Investing activities
Investments in equity method investees	Investing activities
Distributions to non-controlling interests	Financing activities
Interest paid, net	Operating activities (Interest paid less Interest received)
Contributions from non-controlling interests- R&D	Financing activities

(3) Our lenders consider all payments made to support R&D activities for development-stage product candidates similar to asset acquisitions as these funds are expected to generate operational returns in the future. All ongoing and upfront development-stage funding payments are reported in R&D funding expense in net income and are added back in aggregate to Net cash provided by operating activities to arrive at Adjusted EBITDA. As a result, Adjusted EBITDA captures the full add-back for development-stage funding payments.

(4) We consider all payments to fund our operating joint ventures that are performing R&D activities for development-stage product candidates similar to asset acquisitions as these funds are expected to generate operational returns in the future. As a result, amounts funded through capital calls by our equity method investees, the Avillion Entities, are deducted to arrive at Adjusted Cash Flow, but are not deducted in Adjusted EBITDA.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Investments Overview

Ongoing investment in new royalties is fundamental to the long-term prospects of our business. New investments provide a source of growth for our royalty receipts, supplementing growth within our existing portfolio and offsetting declines for royalties on products that have lost market exclusivity. We evaluate an array of royalty acquisition opportunities on a continuous basis and expect to continue to make acquisitions in the ordinary course of our business. Our team has established a strong track record of identifying, evaluating and investing in royalties tied to leading products across therapeutic areas and treatment modalities. We invest in approved products and development-stage product candidates that have generated robust proof of concept data. We invest in these therapies through the purchase of royalties, by making hybrid investments and by acquiring businesses with significant existing royalty assets or the potential for the creation of such assets.

For the three months ended March 31, 2022, we invested $202.2 million in royalties and related assets. While volatility exists in the quantum of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Royalty Acquisition Activity

•In January 2022, we acquired a royalty interest in aficamten from Cytokinetics, Incorporated (“Cytokinetics”) for $150 million comprised of an upfront payment of $50 million and two additional $50 million payments, conditional upon the initiation of potential pivotal clinical trials for oHCM and nonobstructive hypertrophic cardiomyopathy, respectively. In February 2022, Cytokinetics announced that it initiated the clinical trial for oHCM, which triggered a $50 million payment from us in March 2022. Additionally, we will provide Cytokinetics long-term capital of up to $300 million (“Cytokinetics Commercial Launch Funding”) to support further development of aficamten and potential commercialization of omecamtiv mecarbil. The Cytokinetics Commercial Launch Funding is available in five tranches, including an initial tranche of $50 million funded upon closing. Cytokinetics is required to draw $25 million if a certain contingency is met and has the option to draw the remaining $225 million upon the occurrence of certain regulatory and clinical development milestones.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Additionally, in April 2021, we entered into an agreement with MSCI Inc. (“MSCI”), a leading provider of critical decision support tools and services, to assist MSCI in the design of a classification framework and index methodologies to expand MSCI’s thematic index suite with the launch of new indexes. In return, we will receive a portion of MSCI’s revenues from those indexes. The financial impact associated with this transaction has not been material to date and is not expected to be material for the year ended December 31, 2022.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For both the three months ended March 31, 2022 and 2021, we generated $460.3 million and $526.1 million, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and our Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In July 2021, we issued $1.3 billion of senior unsecured notes. Additionally, we have a Revolving Credit Facility (defined below) which provides for borrowing capacity of up to $1.5 billion that remains undrawn and available to us as of March 31, 2022. As of March 31, 2022 and December 31, 2021, we had total long-term debt outstanding of $7.1 billion and $7.1 billion, respectively.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activity for the three months ended March 31, 2022 and 2021:

(in thousands)	For the Three Months Ended March 31,		2022 vs. 2021
	2022	2021	Change
Cash provided by (used in):
Operating activities	$460,270	$526,100	$(65,830)
Investing activities	11,165	(599,300)	610,465
Financing activities	(220,966)	(226,670)	5,704

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities decreased by $65.8 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily driven by upfront and milestone development-stage funding payments of $100.0 million to Cytokinetics to acquire a royalty on a development-stage product candidate. Additionally, interest paid increased by $21.7 million in the three months ended March 31, 2022 due to the first interest payment made on the 2021 Notes. The higher use of cash was partially offset by an increase in cash collections from financial royalty assets of $47.7 million.

Investing Activities

Cash provided by investing activities was $11.2 million in the three months ended March 31, 2022 compared to cash used in investing activities of $599.3 million in the three months ended March 31, 2021, primarily driven by a $503.0 million decrease in cash used to acquire financial royalty assets and a $182.8 million increase in the overall net cash provided by marketable securities. Additionally, in the three months ended March 31, 2022, we paid approximately $84.0 million to purchase available for sales debt securities related to Cytokinetics Commercial Launch Funding and additional equity securities in Epizyme.

Financing Activities

Cash used in financing activities was relatively consistent in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Sources of Capital

As of March 31, 2022, our cash and cash equivalents and marketable securities totaled $1.8 billion and $484.2 million, respectively. As of December 31, 2021, our cash and cash equivalents and marketable securities totaled $1.5 billion and $581.9 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	Date of Issuance	Maturity	March 31, 2022	December 31, 2021
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Total senior unsecured debt			7,300,000	7,300,000
Unamortized debt discount and issuance costs			(198,862)	(203,930)
Total long-term debt			$7,101,138	$7,096,070

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Unsecured Notes

On July 26, 2021, we issued the 2021 Notes with a weighted average coupon rate of 2.80% and requiring annual interest payments of approximately $36.4 million, paid semi-annually. On September 2, 2020, we issued $6.0 billion of senior unsecured note (the “2020 Notes”) with a weighted average coupon rate of 2.125% and requiring annual interest payments of approximately $127.5 million, paid semi-annually. We used the net proceeds from the 2020 Notes offering, together with available cash on hand, to repay in full the outstanding principal amounts of term loans under our prior senior secured credit facilities. We refer to the 2020 Notes and 2021 Notes, collectively, as the “Notes”. Indentures governing the Notes contain certain covenants with which we were in compliance as of March 31, 2022.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured Revolving Credit Facility with borrowing capacity of up to $1.5 billion for general corporate purposes. The Credit Agreement extends the maturity of the Revolving Credit Facility to September 15, 2026. The Credit Agreement contains certain customary covenants which we were in compliance as of March 31, 2022. The Revolving Credit Facility remains undrawn and available to us as of March 31, 2022.

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

•Development-stage Funding – We have historically funded ongoing R&D, typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved. We have also made upfront development-stage funding payments to biotechnology companies to acquire royalties and/or milestones on development-stage product candidates.

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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $82.3 million and $66.0 million in the three months ended March 31, 2022 and 2021, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Funding Arrangements

In January 2022, we entered into a long-term funding agreement with Cytokinetics to provide capital up to $300 million of capital (“Cytokinetics Commercial Launch Funding”) available in five tranches to support Cytokinetics for further development of aficamten and potential commercialization of omecamtiv mecarbil. We funded the initial tranche of $50 million of the Cytokinetics Commercial Launch Funding upon closing. Cytokinetics is required to draw $25 million if a certain contingency is met and has the option to draw the remaining $225 million upon the occurrence of certain regulatory and clinical development milestones.

In June 2021, we announced a long-term strategic funding partnership with MorphoSys to support MorphoSys’ acquisition of Constellation, which closed on July 15, 2021. As part of the partnership, we agreed to provide MorphoSys up to $350 million of Development Funding Bonds, which MorphoSys may draw over a one-year period from the close of its acquisition of Constellation. MorphoSys is required to draw a minimum of $150 million of Development Funding Bonds. In return, we expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding. As of March 31, 2022, MorphoSys has not drawn any amount under the Development Funding Bonds.

On August 7, 2020, we entered into the Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven where we committed to acquire 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”), for a total of $200 million payable on a quarterly basis from the three months ended March 31, 2021 through the three months ended December 31, 2024. In the three months ended March 31, 2021, we began purchasing the Series B Biohaven Preferred Shares and have a remaining commitment of $115.0 million under our Commercial Launch Preferred Equity as of March 31, 2022.

We have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners and to provide additional capital related to our equity method investment in the Avillion entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital requirements, which approximate $36.7 million as of March 31, 2022.

We also have certain milestone payments that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. As such, these contingent milestone payments are not considered contractual obligations. In the three months ended March 31, 2022, we made a $50 million payment to Cytokinetics in connection with their initiation of the first pivotal clinical trial in oHCM. In the three months ended March 31, 2021, we made a $100 million payment to Biohaven related to a development milestone that was achieved upon the start of the oral zavegepant Phase 3 program.

Debt Service

As of March 31, 2022, the future principal and interest payments under our Notes over the next five years and thereafter are as follows:

(in thousands)	Principal Payments	Interest Payments
Year
Remainder of 2022	$—	$81,925
2023	1,000,000	163,850
2024	—	156,350
2025	1,000,000	156,350
2026	—	144,350
Thereafter	5,300,000	2,070,250
Total (1)	$7,300,000	$2,773,075
(1)Excludes unamortized debt discount and issuance costs of $198.9 million as of March 31, 2022, which are amortized through interest expense over the remaining life of the underlying debt obligations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating and Personnel Payments

Under the Management Agreement, we pay quarterly Operating and Personnel Payments equal to 6.5% of the cash receipts from royalty investments for such quarter and 0.25% of our security investments under GAAP as of the end of each quarter. Because the Operating and Personnel Payments are determined based on cash receipts, the amounts are variable. The expenses incurred in respect of Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses on an ongoing basis.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of March 31, 2022, the par value and carrying value of the total outstanding and guaranteed Notes was $7.3 billion and $7.1 billion, respectively.

The following financial information presents summarized combined balance sheet information as of March 31, 2022 and December 31, 2021 and summarized combined statements of operations information for the three months ended March 31, 2022 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of March 31, 2022 and December 31, 2021 or for the three months ended March 31, 2022.

Summarized Combined Balance Sheet	As of	As of
(in thousands)	March 31, 2022	December 31, 2021
Current assets	$45,001	$95,946
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	4,889	16,974
Non-current assets	3,870	4,145
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,058,336	2,039,576
Current liabilities	15,369	59,030
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	3,766	16,974
Non-current liabilities	7,100,476	7,095,450
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	2,013,336	2,039,576

Summarized Combined Statement of Operations	For the Three Months Ended March 31, 2022
(in thousands)
Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$14,139
Operating expenses	52,254
Interest expense on intercompany notes payable with Non-Guarantor Subsidiaries	13,016
Net loss	51,131

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Our most critical accounting policies relate to our financial royalty assets. Similarly, the most significant judgments and estimates applied by management are associated with the measurement of our financial royalty assets at amortized cost using the prospective effective interest method. The application of the prospective approach to calculate interest income from our financial royalty assets requires management’s judgment in forecasting the expected future cash flows of the underlying royalties. There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2– Summary of Significant Accounting Policies to our condensed consolidated financial statements for additional information on recently issued accounting standards.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. As of March 31, 2022, we held cash and cash equivalents of $1.8 billion, of which $1.3 billion was cash, $84.1 million was invested in commercial paper and U.S. government securities and $421.3 million was invested in interest-bearing money market funds. We also held $484.2 million in marketable securities as of March 31, 2022 invested in certificates of deposit, commercial paper and U.S. government securities.

As of December 31, 2021, we had cash and cash equivalents of $1.5 billion, of which $887.8 million was cash, $598.3 million was invested in interest-bearing money market funds and $55.0 million was invested in commercial paper and certificates of deposit. We also held $581.9 million in marketable securities at December 31, 2021 which was invested in commercial paper and certificates of deposit.

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

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. As of March 31, 2022, 100% of our outstanding debt has fixed interest rates. We have a $1.5 billion Revolving Credit Facility with a variable interest rate that remained undrawn as of March 31, 2022. We are subject to interest rate fluctuation exposure related to the Revolving Credit Facility, if drawn.

We may manage our exposure to interest rate volatility on future debt issuances by entering into treasury rate lock contracts to lock in the rate on the interest payments related to anticipated debt issuances.

Credit and Counterparty Risk

We are exposed to credit risk related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our derivative financial instruments. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, AbbVie, Gilead, Johnson & Johnson, Merck & Co., Pfizer, Astellas, Novartis, Biogen and Vertex. As of March 31, 2022 and December 31, 2021, Vertex, as marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 32% of our current portion of Financial royalty assets, net, and represented the largest individual marketer and payor of our royalties.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

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

ROYALTY PHARMA PLC
(Registrant)

Date: May 5, 2022	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: May 5, 2022	/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer