Form 10-Q
period 2022-06-30
Royalty Pharma plc
filed 2022-08-04
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 1, 2022, Royalty Pharma plc had 437,139,178 Class A ordinary shares outstanding and 170,080,791 Class B ordinary shares outstanding.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of June 30,	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,108,037	$1,541,048
Marketable securities	290,402	581,872
Financial royalty assets	639,244	614,351
Accrued royalty receivable	18,032	53,286
Available for sale debt securities	363,700	66,000
Other royalty income receivable	17,315	15,023
Other current assets	67,119	6,631
Total current assets	3,503,849	2,878,211

Financial royalty assets, net	13,423,629	13,718,245
Intangible royalty assets, net	—	5,670
Equity securities	304,447	269,800
Available for sale debt securities	63,000	204,400
Equity method investments	412,076	435,394
Other assets	33,412	4,145
Total assets	$17,740,413	$17,515,865

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to non-controlling interests	$115,990	$107,934
Accounts payable and accrued expenses	12,175	5,620
Interest payable	54,162	57,696
Total current liabilities	182,327	171,250

Long-term debt	7,106,199	7,096,070
Other liabilities	43,700	—
Total liabilities	7,332,226	7,267,320
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; 437,139 and 432,963 issued and outstanding, respectively	44	43
Class B ordinary shares, $0.000001 par value; 170,081 and 174,213 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 50 issued and outstanding, respectively	63	63
Deferred shares, $0.000001 par value; 365,302 and 361,170 issued and outstanding, respectively	—	—
Additional paid-in capital	3,570,585	3,507,533
Retained earnings	2,446,132	2,255,179
Non-controlling interests	4,380,938	4,471,951
Accumulated other comprehensive income	13,177	16,491
Treasury interests	(2,752)	(2,715)
Total shareholders’ equity	10,408,187	10,248,545

Total liabilities and shareholders’ equity	$17,740,413	$17,515,865

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Income and other revenues:
Income from financial royalty assets	$515,350	$503,414	$1,026,873	$1,033,039
Revenue from intangible royalty assets	2,537	40,127	36,123	76,188
Other royalty income	18,068	11,422	35,008	18,763
Total income and other revenues	535,955	554,963	1,098,004	1,127,990

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	105,714	(243,762)	290,335	48,499
Research and development funding expense	606	3,122	101,106	5,763
Amortization of intangible assets	—	5,733	5,670	11,404
General and administrative expenses	51,843	44,921	103,383	88,077
Total operating expenses/(income), net	158,163	(189,986)	500,494	153,743

Operating income	377,792	744,949	597,510	974,247

Other (income)/expense
Equity in earnings of equity method investees	(737)	(17,701)	(1,134)	(15,783)
Interest expense	46,966	37,426	94,029	74,841
(Gains)/losses on derivative financial instruments	(71,805)	1,909	(71,805)	4,464
(Gains)/losses on equity securities	(8,024)	(55,495)	28,138	(1,309)
Unrealized gains on available for sale debt securities	(70,321)	(14,015)	(53,742)	(23,130)
Interest income	(10,919)	(14,037)	(20,448)	(30,635)
Other non-operating expense, net	1,035	107	2,792	65
Total other (income)/expenses, net	(113,805)	(61,806)	(22,170)	8,513
Consolidated net income before tax	491,597	806,755	619,680	965,734
Income tax expense	—	—	—	—
Consolidated net income	491,597	806,755	619,680	965,734

Net income attributable to non-controlling interests	187,093	365,979	263,415	455,839

Net income attributable to Royalty Pharma plc	$304,504	$440,776	$356,265	$509,895

Earnings per Class A ordinary share:
Basic	$0.70	$1.08	$0.82	$1.28
Diluted	$0.70	$1.08	$0.82	$1.25
Weighted average Class A ordinary shares outstanding:
Basic	436,318	409,344	435,144	399,606
Diluted	607,214	607,163	607,207	607,151
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated net income	$491,597	$806,755	$619,680	$965,734
Changes in other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	9,325	6,025	10,950	11,150
Reclassification of unrealized gains on available for sale debt securities	(7,988)	(13,299)	(16,942)	(28,790)
Other comprehensive income/(loss)	$1,337	$(7,274)	$(5,992)	$(17,640)
Comprehensive income	$492,934	$799,481	$613,688	$948,094
Comprehensive income attributable to non-controlling interests	187,638	362,748	260,948	447,727
Comprehensive income attributable to Royalty Pharma plc	$305,296	$436,733	$352,740	$500,367

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	435,316	$43	171,862	$—	50	$63	363,521	$—	$3,543,204	$2,224,677	$12,304	$4,364,324	$(2,736)	$10,141,879
Contributions	—	—	—	—	—	—	—	—	—	—	—	2,881	—	2,881
Distributions	—	—	—	—	—	—	—	—	—	—	—	(146,967)	—	(146,967)
Dividends ($0.19 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(83,049)	—	—	—	(83,049)
Other exchanges	1,781	1	(1,781)	—	—	—	1,781	—	26,872	—	81	(26,938)	(16)	—
Share-based compensation and related issuances of Class A ordinary shares	42	—	—	—	—	—	—	—	509	—	—	—	—	509
Net income	—	—	—	—	—	—	—	—	—	304,504	—	187,093	—	491,597
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	5,523	3,802	—	9,325
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(4,731)	(3,257)	—	(7,988)
Balance at June 30, 2022	437,139	$44	170,081	$—	50	$63	365,302	$—	$3,570,585	$2,446,132	$13,177	$4,380,938	$(2,752)	$10,408,187

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2021	392,857	$39	214,255	$—	50	$63	321,128	$—	$2,931,249	$1,923,771	$29,452	$4,954,818	$(2,359)	$9,837,033
Contributions	—	—	—	—	—	—	—	—	—	—	—	11,519	—	11,519
Distributions	—	—	—	—	—	—	—	—	—	—	—	(170,808)	—	(170,808)
Dividends ($0.17 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(72,581)	—	—	—	(72,581)
Other exchanges	34,089	3	(34,089)	—	—	—	34,089	—	483,628	—	3,263	(486,591)	(303)	—
Share-based compensation and related issuances of Class A ordinary shares	60	—	—	—	—	—	—	—	721	—	—	—	—	721
Net income	—	—	—	—	—	—	—	—	—	440,776	—	365,979	—	806,755
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	3,348	2,677	—	6,025
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(7,391)	(5,908)	—	(13,299)
Balance at June 30, 2021	427,006	$42	180,166	$—	50	$63	355,217	$—	$3,415,598	$2,291,966	$28,672	$4,671,686	$(2,662)	$10,405,365

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	432,963	$43	174,213	$—	50	$63	361,170	$—	$3,507,533	$2,255,179	$16,491	$4,471,951	$(2,715)	$10,248,545
Contributions	—	—	—	—	—	—	—	—	—	—	—	6,203	—	6,203
Distributions	—	—	—	—	—	—	—	—	—	—	—	(295,942)	—	(295,942)
Dividends ($0.38 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(165,312)	—	—	—	(165,312)
Other exchanges	4,132	1	(4,132)	—	—	—	4,132	—	62,047	—	211	(62,222)	(37)	—
Share based compensation and related issuances of Class A ordinary shares	44	—	—	—	—	—	—	—	1,005	—	—	—	—	1,005
Net income	—	—	—	—	—	—	—	—	—	356,265	—	263,415	—	619,680
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	6,480	4,470	—	10,950
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(10,005)	(6,937)	—	(16,942)
Balance at June 30, 2022	437,139	$44	170,081	$—	50	$63	365,302	$—	$3,570,585	$2,446,132	$13,177	$4,380,938	$(2,752)	$10,408,187

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815
Contributions	—	—	—	—	—	—	—	—	—	—	—	14,772	—	14,772
Distributions	—	—	—	—	—	—	—	—	—	—	—	(316,186)	—	(316,186)
Dividends ($0.34 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(138,564)	—	—	—	(138,564)
Other exchanges	38,810	3	(38,810)	—	—	—	38,810	—	548,200	—	3,805	(551,663)	(345)	—
Share-based compensation and related issuances of Class A ordinary shares	61	—	—	—	—	—	—	—	1,434	—	—	—	—	1,434
Net income	—	—	—	—	—	—	—	—	—	509,895	—	455,839	—	965,734
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	6,060	5,090	—	11,150
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(15,588)	(13,202)	—	(28,790)
Balance at June 30, 2021	427,006	$42	180,166	$—	50	$63	355,217	$—	$3,415,598	$2,291,966	$28,672	$4,671,686	$(2,662)	$10,405,365

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Cash collections from financial royalty assets	$1,181,354	$1,094,094
Cash collections from intangible royalty assets	71,377	75,200
Other royalty cash collections	32,716	14,088
Distributions from equity method investees	27,502	22,003
Interest received	3,262	2,332
Derivative collateral received	—	11,470
Derivative collateral posted	—	(9,340)
Development-stage funding payments - ongoing	(1,106)	(5,763)
Development-stage funding payments - upfront and milestone	(100,000)	—
Payments for operating and professional costs	(93,003)	(81,764)
Interest paid	(86,880)	(64,500)
Net cash provided by operating activities	1,035,222	1,057,820

Cash flows from investing activities:
Distributions from equity method investees	—	523
Investments in equity method investees	(3,050)	(17,427)
Purchases of equity securities	(62,785)	—
Proceeds from equity securities	—	109,367
Purchases of available for sale debt securities	(79,158)	(35,170)
Proceeds from available for sale debt securities	31,250	31,250
Purchases of marketable securities	(234,869)	(728,025)
Proceeds from sales and maturities of marketable securities	525,907	868,689
Acquisitions of financial royalty assets	(175,093)	(683,741)
Acquisitions of other financial assets	(21,215)	—
Milestone payments	—	(18,600)
Net cash used in investing activities	(19,013)	(473,134)

Cash flows from financing activities:
Distributions to non-controlling interests	(215,543)	(238,197)
Distributions to non-controlling interests- other	(72,343)	(86,978)
Dividends to shareholders	(165,312)	(138,564)
Contributions from non-controlling interests- R&D	731	4,080
Contributions from non-controlling interests- other	3,247	8,574
Net cash used in financing activities	(449,220)	(451,085)
Net change in cash and cash equivalents	566,989	133,601
Cash and cash equivalents, beginning of period	1,541,048	1,008,680
Cash and cash equivalents, end of period	$2,108,037	$1,142,281

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Purpose

Royalty Pharma plc is an English public limited company incorporated under the laws of England and Wales that was created for the purpose of consolidating our predecessor entities and facilitating the initial public offering (“IPO”) of our Class A ordinary shares. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis.

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

We control Royalty Pharma Holdings Ltd. (“RP Holdings”), a private limited company incorporated under the laws of England and Wales and U.K. tax resident, through our ownership of RP Holdings’ Class A ordinary shares and RP Holdings’ Class B ordinary shares (the “RP Holdings Class B Interests”). The Continuing Investors Partnerships (defined below) have a non-controlling interest in RP Holdings through their ownership of RP Holdings Class B Interests. We conduct our business through RP Holdings and its subsidiaries.

RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management entity formed to facilitate our Exchange Offer Transactions (defined below), and is the successor to Royalty Pharma Investments, an Irish unit trust (“Old RPI”). RP Holdings is directly or indirectly owned by RPI US Partners 2019, LP, a Delaware limited partnership, RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”) and Royalty Pharma plc. Prior to the Exchange Offer Transactions, Old RPI was owned by various partnerships (the “Legacy Investors Partnerships”).

RP Management, LLC (the “Manager”), a Delaware limited liability company, is responsible for our management, including our day-to-day operations, pursuant to advisory and management agreements (collectively, the “Management Agreement”).

Exchange Offer Transactions

We consummated an exchange offer on February 11, 2020 to facilitate the IPO. Through the exchange offer, investors which represented 82% of the aggregate limited partnership in the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in the Continuing Investors Partnerships. The exchange offer transaction together with (i) the concurrent incurrence of indebtedness under senior secured credit facilities and (ii) the issuance of additional interests in Continuing Investors Partnerships to satisfy performance payments payable in respect of assets acquired prior to the date of the IPO are referred to as the “Exchange Offer Transactions.”

As a result of the Exchange Offer Transactions, we own indirectly an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust (“RPI Intermediate FT”). We are legally entitled to 82% of the economics of Old RPI’s wholly-owned subsidiaries, RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and RPI Acquisitions (Ireland), Limited (“RPI Acquisitions”), an Irish private limited company, and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish unit trust.

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

We continue to monitor the impact from the COVID-19 pandemic on our operational and financial performance. To date, certain marketers have commented that the performance of products on which we own royalties have been impacted by the COVID-19 pandemic. However, the COVID-19 pandemic has not had a material impact on our results of operations and liquidity and we do not believe it is reasonably likely to in the future.

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Royalty Pharma and all majority-owned and controlled subsidiaries, as well as variable interest entities, where we are the primary beneficiary. We consolidate based upon evaluation of our power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance. For consolidated entities where we own or are exposed to less than 100% of the economics of such entity, we record Net income attributable to non-controlling interests on our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

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

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, available for sale securities, financial royalty assets, derivatives and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances as of June 30, 2022 and December 31, 2021 were held with State Street and Bank of America. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, Biogen, AbbVie, Johnson & Johnson, Merck & Co., Pfizer, Astellas, Novartis, and Gilead. As of June 30, 2022 and December 31, 2021, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 32% of our current portion of financial royalty assets and represented the largest individual marketer and payor of our royalties.

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

3. Available for Sale Debt Securities

Cytokinetics Commercial Launch Funding

On January 7, 2022, we entered into a long-term funding agreement with Cytokinetics, Incorporated (“Cytokinetics”) to support further development of aficamten and potential commercialization of omecamtiv mecarbil. As part of the funding agreement, we agreed to provide capital (“Cytokinetics Commercial Launch Funding”) of up to $300 million, which is comprised of five tranches, including an initial tranche of $50 million that was funded upon closing. In the three months ended June 30, 2022, we amended the long-term funding agreement with Cytokinetics to increase the required draw amount. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). As of June 30, 2022, we expect $125 million of the $200 million to remain available under the Cytokinetics Commercial Launch Funding due to the likelihood that certain regulatory milestones will not be met by December 31, 2022. Each tranche has an interest-free and payment-free period of six calendar quarters, followed by 34 calendar quarters of installment re-payments totaling 1.9 times the amount drawn.

We elected the fair value option to account for the Cytokinetics Commercial Launch Funding, recorded within Available for sale debt securities on the condensed consolidated balance sheets, as it most accurately reflects the nature of the funding arrangement. The Cytokinetics Funding Commitments, which include options and forwards over the subsequent tranches, are recognized at fair value within Other liabilities as of June 30, 2022 and within Available for sale debt securities as of December 31, 2021 on the condensed consolidated balance sheets. The unrealized change in fair value of the funded Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments are recorded within Unrealized gains on available for sale debt securities in the condensed consolidated statements of operations.

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding partnership with MorphoSys AG (“MorphoSys”) to support its acquisition of Constellation Pharmaceuticals, Inc. that closed on July 15, 2021. As part of the funding agreement, which was amended in the three months ended June 30, 2022 to extend the initial funding date, we agreed to provide MorphoSys up to $350 million of capital (the “Development Funding Bonds”) to be drawn by September 12, 2022. MorphoSys is required to draw a minimum of $150 million. Our commitment to fund at least $150 million of the Development Funding Bonds is recognized as the Development Funding Bond Forward. Once drawn, we expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding is drawn. As of June 30, 2022, MorphoSys had not drawn any amount under the Development Funding Bonds. In July 2022, MorphoSys notified us of its intention to draw $300 million under the Development Funding Bonds to be funded in September 2022.

We elected the fair value option to account for the Development Funding Bond Forward as it most accurately reflects the nature of the instrument. The Development Funding Bond Forward is recorded within Other liabilities as of June 30, 2022 and within Available for sale debt securities as of December 31, 2021 on our condensed consolidated balance sheets. The unrealized change in fair value of the Development Funding Bond Forward is recorded within Unrealized gains on available for sale debt securities in the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Series A Biohaven Preferred Shares

On April 5, 2019, RPIFT funded the purchase of 2,495 Series A Biohaven Preferred Shares from Biohaven Pharmaceutical Holding Company Ltd. (“Biohaven”) at a price of $50,100 per preferred share for a total of $125 million. The approval of Nurtec ODT by the U.S. Food and Drug Administration (“FDA”) in February 2020 resulted in a payment due to us of two times the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments beginning in the three months ended March 31, 2021 through the three months ended December 31, 2024. In the three months ended March 31, 2021, we began receiving payments from the quarterly redemption of the Series A Biohaven Preferred Shares. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to redeem, in a single payment, any outstanding Series A Biohaven Preferred Shares at a price equal to two times the original purchase price of the Series A Biohaven Preferred Shares. Biohaven may redeem at their election, any outstanding Series A Biohaven Preferred Shares, in a single payment, at a price equal to two times the original purchase price.

The Series A Biohaven Preferred Shares are classified as Available for sale debt securities on our condensed consolidated balance sheets. The unrealized change in the fair value of the Series A Biohaven Preferred Shares is recorded within Unrealized gains on available for sale debt securities in the condensed consolidated statements of comprehensive income. In the three and six months ended June 30, 2022, $8.0 million and $16.9 million, respectively, of the unrealized gains were reclassified from other comprehensive income to Interest income in the condensed consolidated statements of operations. In the three and six months ended June 30, 2021, $13.3 million and $28.8 million, respectively, of the unrealized gains were reclassified from other comprehensive income to Interest income in the condensed consolidated statements of operations.

Series B Biohaven Preferred Shares

On August 7, 2020, we entered into the Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven where we committed to acquire 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”) for a total of $200 million payable on a quarterly basis between the three months ended March 31, 2021 and the three months ended December 31, 2024. Our commitment to purchase the Series B Biohaven Preferred Shares is recognized as the Series B Forwards. Biohaven will be required to redeem the Series B Biohaven Preferred Shares in a series of equal fixed quarterly payments between the three months ended March 31, 2025 and the three months ended December 31, 2030 at a price equal to approximately 1.8 times the original purchase price of the Series B Biohaven Preferred Shares. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to issue to us all unissued Series B Biohaven Preferred Shares and to redeem, in a single payment, any outstanding Series B Biohaven Preferred Shares at a price equal to approximately 1.8 times the original issue price of the Series B Biohaven Preferred Shares. Biohaven may redeem at their election, any outstanding Series B Biohaven Preferred Shares, in a single payment, at a price equal to approximately 1.8 times the original issue price for the Series B Biohaven Preferred Shares.

As of June 30, 2022, we have acquired 1,988 shares of Series B Biohaven Preferred Shares. We elected the fair value option to account for the Series B Biohaven Preferred Shares and the Series B Forwards, which are recorded in aggregate as Available for sale debt securities on the condensed consolidated balance sheets. We believe the fair value option most accurately reflects the nature of these instruments. The unrealized change in fair value of the Series B Biohaven Preferred Shares and Series B Forwards is recorded within Unrealized gains on available for sale debt securities in the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our available for sale debt securities recorded at fair value as of June 30, 2022 and December 31, 2021 (in thousands):

	Cost	Unrealized Gains	Fair Value	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities (3)	Total
As of June 30, 2022
Debt securities (1)	$278,759	$84,241	$363,000	$300,000	$63,000	$—	$—	$363,000
Forwards (2)	—	28,100	28,100	63,700	—	—	(35,600)	28,100
Funding commitments (2)	(9,400)	1,300	(8,100)	—	—	—	(8,100)	(8,100)
Total available for sale debt securities	$269,359	$113,641	$383,000	$363,700	$63,000	$—	$(43,700)	$383,000

As of December 31, 2021
Debt securities (1)	$204,509	$49,191	$253,700	$66,000	$187,700	$—	$—	$253,700
Forwards (2)	—	16,700	16,700	—	16,700	—	—	16,700
Total available for sale debt securities	$204,509	$65,891	$270,400	$66,000	$204,400	$—	$—	$270,400
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
(3)Reflected within Other liabilities on the condensed consolidated balance sheet.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, equity securities, derivatives, available for sale debt securities, royalty interests and long-term debt. Cash and cash equivalents, marketable securities, equity securities, derivatives, available for sale debt securities and certain royalty interests are reported at their respective fair values on our condensed consolidated balance sheets. For financial instruments which are carried at fair value, the level in the fair value hierarchy is based on the lowest level of inputs that is significant to the fair value measurement in its entirety. Long-term debt and financial royalty assets are reported at their amortized costs on our condensed consolidated balance sheets but for which fair values are disclosed. The remaining financial instruments are reported on our condensed consolidated balance sheets at amounts that approximate fair values.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above (in thousands):

	As of June 30, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$307,797	$—	$—	$307,797	$598,253	$—	$—	$598,253
Commercial paper	—	181,681	—	181,681	—	13,997	—	13,997
Certificates of deposit	—	36,001	—	36,001	—	40,954	—	40,954
Marketable securities
Commercial paper	—	87,622	—	87,622	—	207,457	—	207,457
Certificates of deposit	—	178,766	—	178,766	—	374,415	—	374,415
U.S. government securities	—	24,014	—	24,014	—	—	—	—
Available for sale debt securities
Debt securities (1)	—	—	300,000	300,000	—	—	66,000	66,000
Forwards (2)	—	—	63,700	63,700	—	—	—	—
Derivative instrument (3)	—	—	63,200	63,200	—	—	—	—
Total current assets	$307,797	$508,084	$426,900	$1,242,781	$598,253	$636,823	$66,000	$1,301,076

Equity securities	275,662	—	28,785	304,447	226,787	—	43,013	269,800
Available for sale debt securities
Debt securities (1)	—	—	63,000	63,000	—	—	187,700	187,700
Forwards (2)	—	—	—	—	—	—	16,700	16,700
Derivative instrument (3)	—	—	8,600	8,600	—	—	—	—
Royalty at fair value (4)	—	—	21,215	21,215	—	—	—	—
Total non-current assets	$275,662	$—	$121,600	$397,262	$226,787	$—	$247,413	$474,200

Liabilities:
Available for sale debt securities
Forwards (2)	—	—	(35,600)	(35,600)	—	—	—	—
Funding commitments (5)	—	—	(8,100)	(8,100)	—	—	—	—
Total non-current liabilities	$—	$—	$(43,700)	$(43,700)	$—	$—	$—	$—
(1)Reflects the fair value of the Series A Biohaven Preferred Shares and Series B Biohaven Preferred Shares. As of June 30, 2022, amounts also include the fair value of the funded portion of the Cytokinetics Commercial Launch Funding.
(2)Reflects the fair value of our obligations to fund the acquisitions of the Series B Biohaven Preferred Shares as recorded within current assets as of June 30, 2022 and within non-current assets as of December 31, 2021. As of December 31, 2021, the amount also reflects the fair value of our obligations to fund the Development Funding Bonds as recorded within non-current assets. As of June 30, 2022, the fair value of our obligations to fund the Development Funding Bonds was reflected within Other liabilities on the condensed consolidated balance sheet.
(3)Related to the Milestone Acceleration Option (defined below) recorded within Other current assets and Other assets on the condensed consolidated balance sheet.
(4)Recorded within Other assets on the condensed consolidated balance sheet. See Note 8–Non-Consolidated Affiliates for additional discussion.
(5)Related to the fair value of the Cytokinetics Funding Commitments as reflected within Other liabilities on the condensed consolidated balance sheet as of June 30, 2022.

For the three and six months ended June 30, 2022, we recognized gains of $8.0 million and losses of $28.1 million, respectively, on equity securities still held as of June 30, 2022. For the three and six months ended June 30, 2021, we recognized gains of $28.3 million and losses of $10.7 million, respectively, on equity securities still held as of June 30, 2022.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table presented below summarizes the change in the combined fair value (current and non-current) of Level 3 financial instruments, which relate to equity securities, a royalty interest, a derivative instrument and available for sale debt securities, including the underlying debt securities, related forwards and funding commitments (in thousands):

	For the Three Months Ended June 30, 2022						For the Three Months Ended June 30, 2021
	Equity Securities	Debt Securities	Forwards	Funding Commitments	Derivative Instrument	Royalty at Fair Value	Debt Securities	Forwards
Balance at the beginning of the period	$62,538	$314,000	$(1,200)	$(8,400)	$—	$—	$226,800	$22,400
Purchases	28,785	14,579	—	—	—	21,215	17,585	—
Losses on equity securities	(21,846)	—	—	—	—	—	—	—
Gains on derivative financial instrument	—	—	—	—	71,800	—	—	—
Unrealized gains included in other comprehensive losses (1)	—	9,325	—	—	—	—	6,025	—
Unrealized gains included in earnings (2)	—	31,800	38,221	300	—	—	500	13,515
Settlement of forwards (3)	—	8,921	(8,921)	—	—	—	5,115	(5,115)
Transfer to Level 1 (4)	(40,692)	—	—	—	—	—	—	—
Redemption of debt securities	—	(15,625)	—	—	—	—	(15,625)	—
Balance at the end of the period	$28,785	$363,000	$28,100	$(8,100)	$71,800	$21,215	$240,400	$30,800
(1)Recorded within Unrealized gains on available for sale debt securities in the condensed consolidated statements of comprehensive income for unrealized gains related to Series A Biohaven Preferred Shares.
(2)Recorded within Unrealized gains on available for sale debt securities in the condensed consolidated statements of operations for the unrealized change in fair value in the Series B Biohaven Preferred Shares, Series B Forwards and the Development Funding Bond Forward. For the three months ended June 30, 2022, amounts also reflect unrealized change in fair value in the funded portion of the Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments.
(3)Reflects the fair value attributed to the Series B Forwards that were settled simultaneously with the acquisition of the Series B Biohaven Preferred Shares, which is included in the fair value of the Series B Biohaven Preferred Shares.
(4)Related to transfer restriction expiration of BioCryst common stock.

	For the Six Months Ended June 30, 2022						For the Six Months Ended June 30, 2021
	Equity Securities	Debt Securities	Forwards	Funding Commitments	Derivative Instrument	Royalty at Fair Value	Debt Securities	Forwards
Balance at the beginning of the period	$43,013	$253,700	$16,700	$—	$—	$—	$214,400	$18,600
Purchases	28,785	79,158	—	—	—	21,215	35,170	—
Gains/(losses) on initial recognition (1)	—	9,400	—	(9,400)	—	—	—	—
Losses on equity securities	(2,321)	—	—	—	—	—	—	—
Gains on derivative financial instrument	—	—	—	—	71,800	—	—	—
Unrealized gains included in other comprehensive losses (2)	—	10,950	—	—	—	—	11,150	—
Unrealized gains included in earnings (3)	—	30,200	22,242	1,300	—	—	500	22,630
Settlement of forwards (4)	—	10,842	(10,842)	—	—	—	10,430	(10,430)
Transfer to Level 1 (5)	(40,692)	—	—	—	—	—	—	—
Redemption of debt securities	—	(31,250)	—	—	—	—	(31,250)	—
Balance at the end of the period	$28,785	$363,000	$28,100	$(8,100)	$71,800	$21,215	$240,400	$30,800

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)Represents purchase price allocation to arrive at the appropriate fair value on initial recognition.
(2)Recorded within Unrealized gains on available for sale debt securities in the condensed consolidated statements of comprehensive income for unrealized gains related to Series A Biohaven Preferred Shares.
(3)Recorded within Unrealized gains on available for sale debt securities in the condensed consolidated statements of operations for the unrealized change in fair value in the Series B Biohaven Preferred Shares, Series B Forwards and the Development Funding Bond Forward. For the six months ended June 30, 2022, amounts also reflect the unrealized change in fair value in the funded portion of the Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments.
(4)Reflects the fair value attributed to the Series B Forwards that were settled simultaneously with the acquisition of the Series B Biohaven Preferred Shares, which is included in the fair value of the Series B Biohaven Preferred Shares.
(5)Related to transfer restriction expiration of BioCryst common stock.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements in the fair value hierarchy.

ApiJect Investment

We utilized the discounted cash flow method using Level 3 inputs, including forecasted cash flows and the weighted average cost of capital, to estimate the fair value of equity securities and the revenue participation right that we acquired from ApiJect Holdings, Inc. (“ApiJect”) in April 2022. Our estimate of the forecasted cash flows and the weighted average cost of capital could reasonably be different than those selected by a market participant in the event of a sale of the instruments, which would mean that the estimated fair value could be significantly higher or lower. Refer to Note 8–Non-Consolidated Affiliates for additional discussion.

Cytokinetics Commercial Launch Funding

We estimated the fair value of the funded Cytokinetics Commercial Launch Funding as of June 30, 2022 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Commercial Launch Funding requires significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the instrument, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of June 30, 2022 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. This methodology incorporates Level 3 fair value measurements and inputs, including an assumed interest rate volatility of 30% and an assumed risk-adjusted discount rate of 15.2%. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant in the event of a sale of the instrument, which would mean that the estimated fair value could be significantly higher or lower.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BioCryst Common Stock

In November 2021, we purchased 3,846 thousand shares of common stock of BioCryst Pharmaceuticals, Inc. (“BioCryst”), calculated based on the volume-weighted average price of BioCryst’s common stock over a period preceding the closing of the transaction. As part of the transaction, we were restricted from selling the BioCryst common stock for six months following the close of the transaction. We determined the fair value of the BioCryst common stock as of December 31, 2021 based on the closing stock price and adjusted for the transfer restriction, which was determined by calculating the value of a put option over the BioCryst common stock to match the duration of the transfer restriction. This methodology incorporated Level 3 inputs, including the estimated volatility of the BioCryst common stock, which required the use of significant judgement. Our estimated volatility could be reasonably different than the actual volatility of BioCryst’s common stock, which would mean that the estimated fair value for the BioCryst common stock could be significantly higher or lower than the fair value determined by management at any particular date. During the three months ended June 30, 2022, the transfer restriction expired and the BioCryst common stock was transferred from a Level 3 to a Level 1 asset.

MorphoSys Development Funding Bonds

The fair value of the Development Funding Bond Forward as of June 30, 2022 and December 31, 2021 was based on a discounted cash flow calculation using an estimated risk-adjusted discount rate, which is a Level 3 fair value input. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the instrument, which would mean that the estimated fair value could be significantly higher or lower. As of June 30, 2022, the Development Funding Bonds remain undrawn.

Series A Biohaven Preferred Shares

The fair value of the Series A Biohaven Preferred Shares as of June 30, 2022 and December 31, 2021 was based on the cash flows due to us from Biohaven of two times the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments of $15.6 million following the FDA approval and starting one-year after FDA approval through the three months ended December 31, 2024. When the FDA approved Nurtec ODT in February 2020, we became entitled to receive a fixed payment amount of $250 million payable in equal quarterly payments between the three months ended March 31, 2021 and the three months ended December 31, 2024.

The fair value of the Series A Biohaven Preferred Shares as of June 30, 2022 and December 31, 2021 was calculated using probability-adjusted discounted cash flow calculations incorporating Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability of a change of control event occurring during the investment term, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a four-year time period and developing a risk-adjusted discount rate requires significant judgement. As of June 30, 2022, we estimated that there is a high probability of a change of control event within the next year. Our estimate of a risk adjusted discount rate of 13.7% and 9.5% as of June 30, 2022 and December 31, 2021, respectively, could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series A Biohaven Preferred Shares, which would mean that the estimated fair value could be significantly higher or lower.

Series B Biohaven Preferred Shares

The fair value of the Series B Biohaven Preferred Shares and Series B Forwards as of June 30, 2022 and December 31, 2021 were based on probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability that there will be a change of control event in different periods of time, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over the duration of the Series B Biohaven Preferred Shares and developing a risk-adjusted discount rate requires significant judgement. Our estimate of a risk adjusted discount rate, expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than those determined by a market participant in the event of a sale of the Series B Biohaven Preferred Shares or the Series B Forwards, which would mean that the estimated fair value could be significantly higher or lower.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Milestone Acceleration Option

On August 7, 2020, we entered into an expanded funding agreement with Biohaven, including the Series B Biohaven Preferred Share Agreement, to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones payable over time. If Biohaven effects any change of control event, then we will have the option to cause Biohaven to accelerate the payment of any outstanding zavegepant milestone payments in a lump sum amount (“Milestone Acceleration Option”). The Milestone Acceleration Option is an embedded derivative instrument for which the associated fair value was not material in prior periods. As of June 30, 2022, the fair value of the Milestone Acceleration Option was $71.8 million, of which $63.2 million was recorded within Other current assets and $8.6 million was recorded within Other assets on the condensed consolidated balance sheet. For the three months ended June 30, 2022, we recorded $71.8 million of unrealized gain related to the change in the fair value of the Milestone Acceleration Option within (Gains)/losses on derivative financial instruments in the condensed consolidated statements of operations.

We estimated the fair value of the Milestone Acceleration Option as of June 30, 2022 using the “with-and-without” methodology, which is a variation of the income approach and is based on the difference between cash flows for two different scenarios. The prospective cash flows for the success-based milestone payments include the Milestone Acceleration Option in the first scenario. For the second scenario, the prospective cash flows are estimated assuming they remain payable over time. The difference between the fair value of these two scenarios represents the fair value of the Milestone Acceleration Option. This methodology includes the use of Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates, estimated probabilities of achieving the success-based milestones, and the probability that there will be a change of control event in different periods of time, which would result in accelerated milestone payments. Assessing the probability that there will be a change of control event, the likelihood that the success-based milestones are achieved over the duration of the Milestone Acceleration Option and developing a risk-adjusted discount rate requires significant judgement. As of June 30, 2022, we estimated a high probability of a change of control event within the next year. Our estimate of a risk adjusted discount rate, probabilities of achieving marketing approval, and our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than those determined by a market participant in the event of a sale of the instrument, which would mean that the estimated fair value could be significantly higher or lower.

Other Financial Instruments

Financial instruments whose fair values are measured on a recurring basis using Level 2 inputs primarily consist of commercial paper, certificates of deposit and U.S. government securities. We measure the fair value of these financial instruments with the help of third-party pricing services that either provide quoted market prices in active markets for identical or similar securities or observable inputs for their pricing without applying significant adjustments.

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. Management calculates the fair value of financial royalty assets using the forecasted royalty payments that are expected to be received based on the projected product sales for all royalty bearing products as estimated by sell-side equity research analysts’ consensus sales forecasts. Where such consensus sales forecasts are not available, management uses reasonable judgment to make assumptions about the projected product sales. These projected future royalty payments by asset along with any projected incoming or outgoing milestone payments are then discounted to a present value using appropriate individual discount rates. The fair value of financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. Estimated fair values based on Level 3 inputs and related carrying values for the non-current portion of financial royalty assets as of June 30, 2022 and December 31, 2021 are presented below (in thousands):

	As of June 30, 2022		As of December 31, 2021
	Fair Value	Carrying Value, net	Fair Value	Carrying Value, net
Financial royalty assets, net	$18,254,440	$13,423,629	$19,047,183	$13,718,245

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Financial Royalty Assets

Financial royalty assets consist of contractual rights to cash flows relating to royalty payments derived from the expected sales of patent-protected biopharmaceutical products that entitle us and our subsidiaries to receive a portion of income from the sale of such products by third parties.

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

		As of June 30, 2022
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value (5)
Cystic fibrosis franchise	2037 (2)	$5,347,911	$(54,609)	$5,293,302
Tysabri	(3)	1,759,427	—	1,759,427
Imbruvica	2027-2032	1,439,443	(417,165)	1,022,278
Xtandi	2027-2028	1,053,621	(153,154)	900,467
Tremfya	2031-2032	876,834	—	876,834
Evrysdi	2030-2035 (4)	746,524	(1,992)	744,532
Other	2020-2040	4,824,393	(1,110,515)	3,713,878
Total		$16,048,153	$(1,737,435)	$14,310,718
Less: Cumulative allowance for credit losses (Note 6)				(247,845)
Total financial royalty assets, net				$14,062,873
(1)Durations shown represent our estimates as of the current reporting date of when a royalty will substantially end, which may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. There can be no assurances that our royalties will expire when expected.
(2)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on timing of potential generic entry.
(3)RPIFT acquired a perpetual royalty on net sales of Tysabri. We have applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed.
(4)Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.
(5)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 6–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

		As of December 31, 2021
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value (5)
Cystic fibrosis franchise	2037 (2)	$5,335,641	$(48,636)	$5,287,005
Tysabri	(3)	1,846,069	(16,617)	1,829,452
Imbruvica	2027-2032	1,438,730	(236,871)	1,201,859
Xtandi	2027-2028	1,100,065	(172,101)	927,964
Tremfya	2031-2032	881,671	—	881,671
Evrysdi	2030-2035 (4)	727,774	—	727,774
Other	2020-2040	4,697,591	(909,916)	3,787,675
Total		$16,027,541	$(1,384,141)	$14,643,400
Less: Cumulative allowance for credit losses (Note 6)				(310,804)
Total financial royalty assets, net				$14,332,596
(1)Durations shown represent our estimates as of the current reporting date of when a royalty will substantially end, which may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of patent expiration dates (which may include estimated patent term extensions) or other factors and may vary by geography. There can be no assurances that our royalties will expire when expected.
(2)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on timing of potential generic entry.
(3)RPIFT acquired a perpetual royalty on net sales of Tysabri. We have applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed.
(4)Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.
(5)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 6–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

The cumulative allowance for changes in expected future cash flows from financial royalty assets is presented net within the non-current portion of financial royalty assets on the condensed consolidated balance sheets and includes the following activities:

•the movement in the cumulative allowance related to changes in forecasted royalty payments expected to be received based on projected product sales for royalty bearing products as estimated by sell-side equity research analysts’ consensus sales forecasts, and
•the movement in the cumulative allowance for current expected credit losses, primarily associated with new financial royalty assets with limited protective rights and changes in the underlying cash flow forecasts of financial royalty assets with limited protective rights.

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands):

Activity for the Period
Balance at December 31, 2021 (1)	$(1,694,945)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(556,020)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	202,726
Current period provision for credit losses, net (2)	62,959
Balance at June 30, 2022	$(1,985,280)
(1)Includes $310.8 million related to cumulative allowance for credit losses.
(2)In the six months ended June 30, 2022, the provision income for credit losses was primarily related to a significant decline in the value of the Tazverik financial royalty asset.

7. Intangible Royalty Assets, Net

The following tables summarize the cost, accumulated amortization and net carrying value of our intangible royalty assets as of June 30, 2022 and December 31, 2021 (in thousands):

As of June 30, 2022	Cost	Accumulated Amortization	Net Carrying Value
DPP-IV patents	$606,216	$606,216	$—
Total intangible royalty assets	$606,216	$606,216	$—

As of December 31, 2021	Cost	Accumulated Amortization	Net Carrying Value
DPP-IV patents	$606,216	$600,546	$5,670
Total intangible royalty assets	$606,216	$600,546	$5,670

As of June 30, 2022, the intangible royalty assets were fully amortized as our royalties on Januvia and Janumet expired in the three months ended March 31, 2022. Our royalties on the other DPP-IV products have also substantially ended.

Revenue from intangible assets is tied to underlying patent protected sales of DPP-IV products of various licensees. Such revenue is earned from sales occurring primarily in the United States and Europe; however, we do not have the ability to disaggregate such revenue from licensees based on the geography of the underlying sales as this information may not be provided to us by marketers. For the three months ended June 30, 2022, revenue from intangible royalty assets was not material. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 90% of revenues from intangible royalty assets in the three months ended June 30, 2021. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 93% and 94% of revenues from intangible royalty assets in the six months ended June 30, 2022 and 2021, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities for which we have elected the fair value option.

ApiJect

During the three months ended June 30, 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for our investments in ApiJect. We are also required to acquire additional common stock in ApiJect if certain milestones are achieved. The fair value of our equity investment was recorded within Equity securities and the fair value of the revenue participation right was recorded within Other assets on the condensed consolidated balance sheet as of June 30, 2022. No amounts were due from ApiJect as of June 30, 2022.

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

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this quarterly report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. During the three and six months ended June 30, 2022, we recorded income allocations of $4.7 million and $9.3 million, respectively, within Equity in earnings of equity method investees. During the three and six months ended June 30, 2021, we recorded income allocations of $25.6 million and $30.8 million, respectively, within Equity in earnings of equity method investees. We received cash distributions from the Legacy SLP Interest of $6.8 million and $14.1 million in the three and six months ended June 30, 2022, respectively. We received cash distributions from the Legacy SLP Interest of $4.7 million and $8.6 million in the three and six months ended June 30, 2021, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”), BAv Financing II, LP and its related entities (“Avillion II,” together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. During the three and six months ended June 30, 2022, we recorded a loss allocation from the Avillion Entities of $4.0 million and $8.2 million, respectively, within Equity in earnings of equity method investees. During the three and six months ended June 30, 2021, we recorded a loss allocation from the Avillion Entities of $7.9 million and $15.0 million, respectively, within Equity in earnings of equity method investees.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million during each of the six months ended June 30, 2022 and 2021, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2018, RPIFT entered into an agreement, which was amended in July 2021 and was further amended in June 2022 to increase the funding amount by $27.5 million, which totaled $150.0 million over multiple years in Avillion II, which is a party to a co-development agreement with AstraZeneca, to fund a portion of the costs of Phase 2 and 3 clinical trials to advance PT027 through a global clinical development program for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments.

Our maximum exposure to loss at any particular reporting date is limited to the current carrying value of the investment plus the unfunded commitments. As of June 30, 2022 and December 31, 2021, RPIFT had $35.7 million and $11.2 million, respectively, of unfunded commitments related to the Avillion Entities.

9. Research & Development (“R&D”) Funding Expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. R&D funding expense includes development-stage funding payments that are made upfront or upon pre-approval milestones and development-stage funding payments that are made over time as the related product candidates undergo clinical trials with our counterparties. During the six months ended June 30, 2022 and 2021, we did not enter into any new ongoing R&D funding arrangements.

We recognized R&D funding expense of $0.6 million and $101.1 million for the three and six months ended June 30, 2022, respectively. We recognized R&D funding expense of $3.1 million and $5.8 million for the three and six months ended June 30, 2021, respectively. During the six months ended June 30, 2022, R&D funding expense primarily related to upfront and milestone development-stage funding payments of $100.0 million to Cytokinetics to acquire a royalty on a development-stage product candidate.

10. Borrowings

Our borrowings as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of June 30, 2022	As of December 31, 2021
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Unamortized debt discount and issuance costs			(193,801)	(203,930)
Total debt carrying value			7,106,199	7,096,070
Less: Current portion of long-term debt			—	—
Total long-term debt			$7,106,199	$7,096,070

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Unsecured Notes

On July 26, 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) comprised of $600.0 million principal amount of notes due September 2031 and $700.0 million principal amount of notes due September 2051. Interest on each series of the 2021 Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year, which began on March 2, 2022. The 2021 Notes were issued at a total discount of $27.5 million and we capitalized approximately $12.3 million in debt issuance costs primarily composed of underwriting fees. The 2021 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06%, respectively.

On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes” and, together with the 2021 Notes, the “Notes”). We used the net proceeds from the 2020 Notes offering, together with available cash on hand, to repay in full the outstanding principal amounts of term loans under our prior senior secured credit facilities. Interest on each series of the 2020 Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year. The 2020 Notes were issued at a total discount of $149.0 million and we capitalized approximately $40.4 million in debt issuance costs primarily comprised of underwriting fees. The 2020 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.125% and 2.50%, respectively.

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary. We are required to comply with certain covenants under our Notes and as of June 30, 2022, we were in compliance with all applicable covenants.

As of June 30, 2022 and December 31, 2021, the fair value of our outstanding Notes using Level 2 inputs was approximately $5.9 billion and $7.2 billion, respectively.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”). The Credit Agreement amended and restated the prior credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Credit Agreement extended the maturity of the Revolving Credit Facility to September 15, 2026. As of June 30, 2022 and December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. If these financial covenants are not satisfied, the Credit Agreement prohibits us from engaging in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of June 30, 2022, RP Holdings was in compliance with these covenants.

Principal Payments on the Notes

The future principal payments for our borrowings as of June 30, 2022 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2022	$—
2023	1,000,000
2024	—
2025	1,000,000
2026	—
Thereafter	5,300,000
Total (1)	$7,300,000
(1)Excludes unamortized debt discount and issuance costs of $193.8 million as of June 30, 2022, which are amortized through interest expense over the remaining life of the underlying debt obligations.

11. Shareholders’ Equity

Capital Structure

We have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up of the Company. As of June 30, 2022, we had 437,139 thousand Class A ordinary shares and 170,081 thousand Class B ordinary shares outstanding.

An exchange agreement entered into in connection with the IPO by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings (the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of June 30, 2022, we had outstanding deferred shares of 365,302 thousand.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. The Class R redeemable shares may be redeemed at our option in the future. Any such redemption would be at the nominal value of £1 each.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Controlling Interests

The net change in the balance of our four non-controlling interests for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
March 31, 2022	$8,409	$1,756,269	$2,599,646	$—	$4,364,324
Contributions	—	1,425	1,456	—	2,881
Distributions	(5,754)	(103,385)	(37,828)	—	(146,967)
Other exchanges	—	—	(26,938)	—	(26,938)
Net Income	6,227	61,642	119,224	—	187,093
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	1,639	2,163	—	3,802
Reclassification of unrealized gains on available for sale debt securities	—	(1,404)	(1,853)	—	(3,257)
June 30, 2022	$8,882	$1,716,186	$2,655,870	$—	$4,380,938

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2021	$13,528	$1,809,269	$2,649,154	$—	$4,471,951
Contributions	—	3,395	2,808	—	6,203
Distributions	(16,013)	(207,586)	(72,343)	—	(295,942)
Other exchanges	—	—	(62,222)	—	(62,222)
Net Income	11,367	112,162	139,886	—	263,415
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	1,925	2,545	—	4,470
Reclassification of unrealized gains on available for sale debt securities	—	(2,979)	(3,958)	—	(6,937)
June 30, 2022	$8,882	$1,716,186	$2,655,870	$—	$4,380,938

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
March 31, 2021	$13,841	$1,882,655	$3,058,322	$—	$4,954,818
Contributions	—	6,654	4,865	—	11,519
Distributions	(12,476)	(127,747)	(30,585)	—	(170,808)
Other exchanges	—	—	(486,591)	—	(486,591)
Net income	19,275	133,743	212,961	—	365,979
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	1,059	1,618	—	2,677
Reclassification of unrealized gains on available for sale debt securities	—	(2,337)	(3,571)	—	(5,908)
June 30, 2021	$20,640	$1,894,027	$2,757,019	$—	$4,671,686

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2020	$12,436	$1,939,509	$3,125,091	$—	$5,077,036
Contributions	—	9,907	4,865	—	14,772
Distributions	(26,129)	(222,289)	(67,768)	—	(316,186)
Other exchanges	—	—	(551,663)	—	(551,663)
Net income	34,333	170,000	251,506	—	455,839
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	1,960	3,130	—	5,090
Reclassification of unrealized gains on available for sale debt securities	—	(5,060)	(8,142)	—	(13,202)
June 30, 2021	$20,640	$1,894,027	$2,757,019	$—	$4,671,686

The Continuing Investors Partnerships’ ownership in RP Holdings decreases as the Continuing Investors Partnerships exchange RP Holdings Class B Interests held for Class A ordinary shares. As of June 30, 2022, the Continuing Investors Partnerships owned approximately 28% of RP Holdings with the remaining 72% owned by Royalty Pharma plc.

RP Holdings Class C Special Interest Held by EPA Holdings

EPA Holdings, an affiliate of the Manager, is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period are grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, EPA Holdings is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards will be allocated and paid by RP Holdings to EPA Holdings as the holder of the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. We do not currently expect any material Equity Performance Awards to be payable until certain performance conditions discussed above are met.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, the RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. In the six months ended June 30, 2022, we declared and paid two quarterly cash dividends of $0.19 per Class A ordinary share for an aggregate amount of $165.3 million to holders of our Class A ordinary shares. In the six months ended June 30, 2021, we declared and paid two quarterly cash dividends of $0.17 per Class A ordinary share for an aggregate amount of $138.6 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares have been reserved for future issuance to our independent directors.

RSU Activity and Share-based Compensation

We grant RSUs to our independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized on a straight-line basis over the requisite service period of generally one year as part of General and administrative expenses in the condensed consolidated statements of operations. In the three and six months ended June 30, 2022 and 2021, respectively, we did not recognize material share-based compensation expenses.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Earnings per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to us by the weighted average number of Class A ordinary shares outstanding during the period. Diluted EPS is calculated by dividing net income attributable to us, including the impact of potentially dilutive securities, by the weighted average number of Class A ordinary shares outstanding during the period, including the number of Class A ordinary shares that would have been outstanding if the potentially dilutive securities had been issued. Our Class B ordinary shares, Class R redeemable shares and deferred shares do not share in the earnings or losses attributable to us and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share for Class B ordinary shares, Class R redeemable shares and deferred shares under the two-class method has not been presented.

Our outstanding Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. Potentially dilutive securities also include Class B ordinary shares contingently issuable to EPA Holdings related to Equity Performance Awards and unvested RSUs issued under our 2020 Independent Director Equity Incentive Plan. We use the “if-converted” method to determine the potentially dilutive effect of our outstanding Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs. For the three and six months ended June 30, 2022 and 2021, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Consolidated net income	$491,597	$806,755	$619,680	$965,734
Less: Net income attributable to Continuing Investors Partnerships	119,224	212,961	139,886	251,506
Less: Net income attributable to Legacy Investors Partnerships and RPSFT	67,869	153,018	123,529	204,333
Net income attributable to Royalty Pharma plc - basic	304,504	440,776	356,265	509,895
Add: Reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B ordinary shares	119,224	212,961	139,886	251,506
Net income attributable to Royalty Pharma plc - diluted	$423,728	$653,737	$496,151	$761,401

Denominator
Weighted average Class A ordinary shares outstanding - basic	436,318	409,344	435,144	399,606
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	170,864	197,773	172,035	207,508
Unvested RSUs	32	46	28	37
Weighted average Class A ordinary shares outstanding - diluted	607,214	607,163	607,207	607,151

Earnings per Class A ordinary share - basic	$0.70	$1.08	$0.82	$1.28
Earnings per Class A ordinary share - diluted	$0.70	$1.08	$0.82	$1.25

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Cash flow from operating activities:
Consolidated net income	$619,680	$965,734
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,026,873)	(1,033,039)
Provision for changes in expected cash flows from financial royalty assets	290,335	48,499
Amortization of intangible assets	5,670	11,404
Amortization of debt discount and issuance costs	10,683	9,583
(Gains)/losses on derivative financial instruments	(71,805)	4,464
Losses/(gains) on equity securities	28,138	(1,309)
Equity in earnings of equity method investees	(1,134)	(15,783)
Distributions from equity method investees	27,502	22,003
Share-based compensation	1,005	1,434
Interest income accretion	(16,942)	(28,790)
Unrealized gains on available for sale debt securities	(53,742)	(23,130)
Other	2,657	2,049
Decrease/(increase) in operating assets:
Cash collected on financial royalty assets	1,181,354	1,094,094
Accrued royalty receivable	35,254	(988)
Other royalty income receivable	(2,292)	(4,683)
Other current assets and other assets	2,711	3,703
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	6,555	(913)
Interest payable	(3,534)	758
Other current liabilities	—	2,730
Net cash provided by operating activities	$1,035,222	$1,057,820

14. Commitments and Contingencies

Funding Commitments

We have various funding commitments as of June 30, 2022 as described below. See Note 3–Available for Sale Debt Securities for additional discussion of the respective arrangements.

Cytokinetics Commercial Launch Funding

As of June 30, 2022, $250 million of the Cytokinetics Commercial Launch Funding remained unfunded. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones. As of June 30, 2022, we expect $125 million of the $200 million to remain available under the Cytokinetics Commercial Launch Funding due to the likelihood that certain regulatory milestones will not be met by December 31, 2022.

MorphoSys Development Funding Bonds

As of June 30, 2022, $350 million of the MorphoSys Development Funding Bonds remained unfunded. In July 2022, MorphoSys notified us of its intention to draw $300 million under the Development Funding Bonds to be funded in September 2022.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Series B Biohaven Preferred Shares

As of June 30, 2022, we have a remaining commitment of $100.4 million under the Commercial Launch Preferred Equity to purchase 2,004 shares of Series B Biohaven Preferred Shares on a quarterly basis through the three months ended December 31, 2024.

Other Commitments

We have commitments to advance funds to counterparties through our investment in the Avillion Entities. Please refer to Note 8–Non-Consolidated Affiliates for details of these arrangements. We also have requirements to make Operating and Personnel Payments over the life of the Management Agreement as described in Note 15–Related Party Transactions, which are variable and primarily based on cash receipts.

Indemnifications

In the ordinary course of our business, we may enter into contracts or agreements that contain customary indemnifications relating to such things as confidentiality agreements and representations as to corporate existence and authority to enter into contracts. The maximum exposure under such agreements is indeterminable until a claim, if any, is made. However, no such claims have been made against us to date and we believe that the likelihood of such occurrences taking place in the future is remote.

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

15. Related Party Transactions

The Manager

The Manager is the investment manager of Royalty Pharma and its subsidiaries. The sole member of the Manager, Pablo Legorreta, holds an interest in us and serves as our Chief Executive Officer and Chairman of our board of directors.

Pursuant to the Management Agreement, we pay quarterly operating and personnel expenses to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from royalty investments for such quarter and 0.25% of the value of our security investments under GAAP as of the end of such quarter. The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected on our consolidated net income, is calculated as the greater of $1 million per quarter and 0.3125% of Royalty Investments (as defined in the limited partnership agreements of the Legacy Investor Partnerships) during the previous twelve calendar months.

During the three and six months ended June 30, 2022, total operating and personnel payments incurred were $36.0 million and $77.2 million, respectively, including the amounts attributable to Old RPI, and were recognized within General and administrative expenses in the condensed consolidated statements of operations. During the three and six months ended June 30, 2021, total operating and personnel payments incurred were $32.4 million and $68.1 million, respectively, including the amounts attributable to Old RPI, and were recognized within General and administrative expenses in the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Distributions Payable to Non-Controlling Interests

The distributions payable to non-controlling interests represent the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPSFT’s non-controlling interest in RPCT. The distributions payable to non-controlling interests as of June 30, 2022 and December 31, 2021 include the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Due to Legacy Investors Partnerships	$107,886	$92,608
Due to RPSFT	8,104	15,326
Total distributions payable to non-controlling interests	$115,990	$107,934

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

As of June 30, 2022 and December 31, 2021, the financial royalty asset of $118.1 million and $130.9 million, respectively, on the condensed consolidated balance sheets represents only our right to the future payment streams acquired from BMS.

Other Transactions

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI Inc. (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to assist MSCI in the design of a classification framework and index methodologies in order to expand MSCI’s thematic index suite with the launch of new indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both June 30, 2022 and December 31, 2021. The financial impact associated with this transaction has not been material to date.

In connection with the Exchange Offer Transactions, we acquired the Legacy SLP Interest from the Continuing Investors Partnerships in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy Investors Partnerships own a non-controlling interest in Old RPI. Refer to Note 8–Non-Consolidated Affiliates for additional discussion of the Legacy SLP Interest and our investments in other non-consolidated entities.

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnership whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million is recorded as treasury interests, of which $1.5 million and $1.6 million were held by non-controlling interests as of June 30, 2022 and December 31, 2021, respectively.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Subsequent Events

In July 2022, we acquired all of the equity interests in Theravance Respiratory Company, LLC from Theravance Biopharma, Inc. (“Theravance”) and Innoviva, Inc. which entitles us to the right to receive royalties on the annual worldwide sales of Trelegy. We made an upfront payment of $1.31 billion in July 2022 and committed up to $300 million in additional payments contingent upon the achievement of certain sales milestones. Additionally, we agreed to provide Theravance $25 million in upfront funding and a potential $15 million regulatory milestone payment to support the clinical development of ampreloxetine.

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

Royalty Pharma plc is an English public limited company incorporated under the laws of England and Wales that was created for the purpose of consolidating our predecessor entities and facilitating the initial public offering (“IPO”) of our Class A ordinary shares. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis.

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta, Kalydeco, Orkambi and Symdeko, Biogen’s Tysabri, AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, GSK’s Trelegy, Novartis’ Promacta, Biohaven and Pfizer’s Nurtec ODT, Johnson & Johnson’s Tremfya, Roche’s Evrysdi, Gilead’s Trodelvy, and 11 development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

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

We acquire product royalties in ways that can be tailored to the needs of our partners through a variety of structures:

•Third-party Royalties – Existing royalties on approved or late-stage development therapies with high commercial potential. A royalty is the contractual right to a percentage of top-line sales from a licensee’s use of a product, technology or intellectual property. The majority of our current portfolio consists of third-party royalties.

•Synthetic Royalties/R&D Funding – Newly-created royalties on approved or late-stage development therapies with strong proof of concept and high commercial potential. A synthetic royalty is the contractual right to a percentage of top-line sales created by the developer and/or marketer of a therapy in exchange for funding. A synthetic royalty may also include contingent milestone payments. We also fund ongoing research and development (“R&D”), typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved.

•Launch and Development Capital – Tailored supplemental funding solutions, generally included as a component within a transaction, increasing the scale of our capital. Launch and development capital is generally provided in exchange for a long-term stream of fixed payments with a predetermined schedule around the launch of a drug. Launch and development capital may also include a direct investment in the public equity of a company.

•Mergers and Acquisitions (“M&A”) Related – We acquire royalties in connection with M&A transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

Additionally, we may identify additional opportunities, platforms or technologies that leverage our capabilities. One example is our strategic alliance with MSCI Inc. (“MSCI”) to develop thematic life sciences indices.

Background and Format of Presentation

We consummated an exchange offer on February 11, 2020 to facilitate our IPO. Through the exchange offer, investors which represented 82% of the aggregate limited partnership in the various partnerships (the “Legacy Investors Partnerships”) that owned Royalty Pharma Investments, an Irish unit trust (“Old RPI”), exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP, a Delaware limited partnership or RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”). The exchange offer transaction together with (i) the concurrent incurrence of indebtedness under senior credit facilities and (ii) the issuance of additional interests in Continuing Investors Partnerships to satisfy performance payments payable in respect of assets acquired prior to the date of the IPO are referred to as the “Exchange Offer Transactions.”

We control Royalty Pharma Holdings Ltd (“RP Holdings”) through our ownership of RP Holdings’ Class A ordinary shares and RP Holdings’ Class B ordinary shares (the “RP Holdings Class B Interests”). RP Holdings is the sole owner of RPI 2019 ICAV, which is an Irish collective asset management entity formed to facilitate our Exchange Offer Transactions, and is the successor to Old RPI.

As a result of the Exchange Offer Transactions, we own indirectly an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust (“RPI Intermediate FT”). We are legally entitled to 82% of the economics of Old RPI’s wholly-owned subsidiaries, RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and RPI Acquisitions (Ireland), Limited (“RPI Acquisitions”), an Irish private limited company, and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”).

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

In addition, due to the nature of our effective interest methodology, there is no direct correlation between our income from financial royalty assets and our royalty receipts. Therefore, management believes investors should not look to income from royalties and the associated provision for changes in future cash flows as a measure of our near-term financial performance or as a source for predicting future income or growth trends. Our operations have historically been financed primarily with cash flows generated by our royalties. Given the importance of cash flows and their predictability to management’s operation of the business, management uses royalty receipts as the primary measure of our operating performance. Royalty receipts refer to the summation of the following line items from our GAAP consolidated statements of cash flows: Cash collections from financial royalty assets, Cash collections from intangible royalty assets, Other royalty cash collections, Proceeds from available for sale debt securities and Distributions from equity method investees.

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

Adjusted Cash Receipts and Adjusted Cash Flow are used by management as key liquidity measures in the evaluation of our ability to generate cash from operations. Both measures are an indication of our strength and the performance of the business. Management uses Adjusted Cash Flow to compare its performance against non-GAAP adjusted net income used by companies in the biopharmaceutical industry. Adjusted EBITDA, which is derived from Adjusted Cash Receipts, is used by our lenders to assess our ability to meet our financial covenants.

Refer to the section titled “Non-GAAP Reconciliations” for additional discussion of management’s use of non-GAAP measures as supplemental financial measures.

Portfolio Overview

Our portfolio consists of royalties on more than 35 marketed therapies and 11 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neurology, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty receipts for the three and six months ended June 30, 2022 and 2021 by product in order of contribution to royalty receipts for the six months ended June 30, 2022 (in thousands).

Royalties	Marketer(s)	Therapeutic Area	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2022	2021	2022	2021
Cystic fibrosis franchise (1)	Vertex	Rare disease	$181,968	$156,023	$383,851	$322,832
Tysabri	Biogen	Neurology	93,128	92,070	190,567	178,991
Imbruvica	AbbVie, Johnson & Johnson	Cancer	80,381	87,289	167,552	176,424
Xtandi	Pfizer, Astellas	Cancer	51,988	35,767	95,383	76,812
Promacta	Novartis	Hematology	34,715	32,341	82,612	76,466
Januvia, Janumet, Other DPP-IVs (2)	Merck & Co., others	Diabetes	35,695	39,438	71,377	75,200
Tremfya	Johnson & Johnson	Immunology	18,428	—	46,653	—
Nurtec ODT/Biohaven payment (3)	Biohaven, Pfizer	Neurology	18,715	16,721	39,090	33,222
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	13,055	10,129	25,911	10,129
Farxiga/Onglyza	AstraZeneca	Diabetes	11,346	9,113	20,815	17,675
Evrysdi	Roche	Rare disease	8,134	2,971	17,331	4,648
Prevymis	Merck & Co.	Infectious disease	9,997	8,772	14,123	17,402
Trodelvy	Gilead	Cancer	6,040	2,992	10,932	5,597
Erleada	Johnson & Johnson	Cancer	4,834	3,116	9,720	6,220
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	4,933	3,929	9,645	7,516
Orladeyo	BioCryst	Rare disease	4,765	957	9,191	969
Emgality	Lilly	Neurology	4,425	3,550	9,188	6,814
Oxlumo	Alnylam	Rare disease	583	—	1,349	—
Other products (4)			50,038	82,502	138,909	220,241
Total royalty receipts			$633,168	$587,680	$1,344,199	$1,237,158
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Januvia, Janumet, Other DPP-IVs include the following approved products: Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by AstraZeneca, Novartis and Takeda.
(3)We have received quarterly redemption payments of $15.6 million beginning in the first quarter of 2021 related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the statements of cash flows). The remaining cash receipts related to royalty receipts from Nurtec ODT.
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

Financial Overview

Financial Highlights

•Net cash provided by operating activities totaled $1.0 billion and $1.1 billion for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by operating activities is the closest comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $1.1 billion and $999.0 million for the six months ended June 30, 2022 and 2021, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $1.0 billion and $917.2 million for the six months ended June 30, 2022 and 2021, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $848.6 million and $838.0 million for the six months ended June 30, 2022 and 2021, respectively.

Understanding Our Results of Operations

We report non-controlling interests related to the portion of ownership interests of consolidated subsidiaries not owned by us which are attributable to:

1.     The Legacy Investors Partnerships’ 18% ownership interest in Old RPI. The value of this non-controlling interest will decline over time as the assets in Old RPI expire.

2.     The RP Holdings Class B Interests held indirectly by the Continuing Investors Partnerships, which represent an approximate 28% ownership interest in RP Holdings as of June 30, 2022 and are exchangeable for our Class A ordinary shares. The value of this non-controlling interest will decline over time if the investors who indirectly own the RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

3.     A de minimis interest in RPCT held by RPSFT as a result of a 2011 reorganization transaction. The value of this non-controlling interest will decline over time as the royalty assets owned by RPCT expire and is expected to be substantially eliminated by the end of 2022.

4.     The RP Holdings Class C ordinary share (the “RP Holdings Class C Special Interest”) held by RPI EPA Holdings, LP (“EPA Holdings”), an affiliate of RP Management, LLC (the “Manager”). Income will not be allocated to this non-controlling interest until certain conditions are met.

All of the results of operations of RP Holdings, Old RPI and RPCT are consolidated into our financial statements.

EPA Holdings is entitled to receive Equity Performance Awards through its RP Holdings Class C Special Interest. Equity Performance Awards owed to EPA Holdings will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interest related to the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. We do not currently expect any material Equity Performance Awards to be payable until certain performance conditions are met, which we do not expect to occur until the mid-2020s.

Total income and other revenues

Total income and other revenues is primarily comprised of income from our financial royalty assets, royalty revenue from our intangible royalty assets, and royalty income generally arising from successful commercialization of products developed through R&D funding arrangements. Most of our royalties on both approved products and development-stage product candidates that are not accounted for as R&D funding expense are classified as financial assets as our ownership rights are generally passive in nature. In instances in which we acquire a royalty that does include more substantial rights or ownership of the underlying intellectual property, we classify such royalties as intangible assets.

We recognize interest income related to our financial royalty assets. Royalty revenue relates solely to revenue from our DPP-IV products for which the patent rights have been licensed to various counterparties. For the three and six months ended June 30, 2022 and 2021, the royalty payors accounting for greater than 10% of our total income and other revenues in any one period are shown in the table below:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Royalty Payor	Royalties	2022	2021	2022	2021
Vertex	Cystic fibrosis franchise	38%	33%	36%	33%
AbbVie	Imbruvica	15%	17%	15%	17%
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

Revenue from intangible royalty assets

Revenue from intangible royalty assets is derived from sales of Januvia, Janumet and other DPP-IV products by our licensees. Our royalties on Januvia and Janumet expired in the three months ended March 31, 2022. Our royalties on other DPP-IVs have also substantially ended and we do not expect any material revenue from our DPP-IV in the future periods.

Other royalty income

Other royalty income primarily includes income from financial royalty assets that have been fully amortized by the expected expiration date and royalty income from synthetic royalties arising out of R&D funding arrangements. Occasionally, a royalty asset may be amortized on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial royalty asset remains. Similarly, we may continue to collect royalties on a financial royalty asset beyond the estimated duration by which the financial asset was fully amortized. In each scenario where a financial royalty asset has been fully amortized, income from such royalty is recognized as Other royalty income. Other royalty income also includes income from royalties that are recorded at fair value on our condensed consolidated balance sheets.

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

R&D funding expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates, and includes development-stage funding payments that are made upfront or upon pre-approval milestones, and development-stage funding payments that are made over time as the related product candidates undergo clinical trials with our counterparties.

General and administrative expenses

General and administrative (“G&A”) expenses include primarily Operating and Personnel Payments (defined below), legal expenses, other expenses for professional services and share-based compensation. The expenses incurred in respect of Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses on an ongoing basis.

Under the management agreements (collectively, the “Management Agreement”), we pay quarterly operating and personnel expenses to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from royalty investments for such quarter and 0.25% of the value of our security investments under GAAP as of the end of such quarter.

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

Equity in earnings of equity method investees

Equity in earnings of equity method investees primarily includes the results of our share of income or loss from the following non-consolidated affiliates:

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

2. The Avillion Entities. The Avillion Entities (as defined below) partner with global biopharmaceutical companies to perform R&D in exchange for success-based milestones and royalties if products are commercialized. Our investments in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II”, or, together with Avillion I, the “Avillion Entities”) are accounted for using the equity method.

Other income, net

Other income, net primarily includes the change in fair market value of our equity securities, the unrealized gains or losses on derivative instruments and available for sale debt securities, including related forwards and funding commitments, and interest income.

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

Net income attributable to non-controlling interests above can fluctuate significantly from period to period, primarily driven by volatility in the income statement activity of the respective underlying entity as a result of the non-cash charges associated with applying the effective interest accounting methodology as described in section titled “Understanding Our Financial Reporting.”

Results of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

The comparison of our historical results of operations for the three and six months ended June 30, 2022 and 2021 is as follows:

(in thousands)	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Income and other revenues:
Income from financial royalty assets	$515,350	$503,414	$11,936	2.4%	$1,026,873	$1,033,039	$(6,166)	(0.6)%
Revenue from intangible royalty assets	2,537	40,127	(37,590)	(93.7)%	36,123	76,188	(40,065)	(52.6)%
Other royalty income	18,068	11,422	6,646	58.2%	35,008	18,763	16,245	86.6%
Total income and other revenues	535,955	554,963	(19,008)	(3.4)%	1,098,004	1,127,990	(29,986)	(2.7)%
Operating expenses:
Provision for changes in expected cash flows from financial royalty assets	105,714	(243,762)	349,476	(143.4)%	290,335	48,499	241,836	*
Research and development funding expense	606	3,122	(2,516)	(80.6)%	101,106	5,763	95,343	*
Amortization of intangible assets	—	5,733	(5,733)	(100.0)%	5,670	11,404	(5,734)	(50.3)%
General and administrative expenses	51,843	44,921	6,922	15.4%	103,383	88,077	15,306	17.4%
Total operating expenses/(income), net	158,163	(189,986)	348,149	(183.2)%	500,494	153,743	346,751	225.5%
Operating income	377,792	744,949	(367,157)	(49.3)%	597,510	974,247	(376,737)	(38.7)%
Other (income)/expense:
Equity in earnings of equity method investees	(737)	(17,701)	16,964	(95.8)%	(1,134)	(15,783)	14,649	(92.8)%
Interest expense	46,966	37,426	9,540	25.5%	94,029	74,841	19,188	25.6%
Other income, net	(160,034)	(81,531)	(78,503)	96.3%	(115,065)	(50,545)	(64,520)	127.6%
Total other (income)/expenses, net	(113,805)	(61,806)	(51,999)	84.1%	(22,170)	8,513	(30,683)	(360.4)%
Consolidated net income	491,597	806,755	(315,158)	(39.1)%	619,680	965,734	(346,054)	(35.8)%
Net income attributable to non-controlling interests	187,093	365,979	(178,886)	(48.9)%	263,415	455,839	(192,424)	(42.2)%
Net income attributable to Royalty Pharma plc	$304,504	$440,776	$(136,272)	(30.9)%	$356,265	$509,895	$(153,630)	(30.1)%
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products for the three and six months ended June 30, 2022 and 2021 is as follows, in order of contribution to income for the six months ended June 30, 2022:

(in thousands)	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cystic fibrosis franchise	$201,664	$185,597	$16,067	8.7%	$396,121	$370,413	$25,708	6.9%
Imbruvica	80,638	96,315	(15,677)	(16.3)%	168,265	195,430	(27,165)	(13.9)%
Tysabri	51,403	50,650	753	1.5%	103,924	101,749	2,175	2.1%
Xtandi	24,021	25,738	(1,717)	(6.7)%	48,939	52,718	(3,779)	(7.2)%
Promacta	23,786	19,680	4,106	20.9%	44,590	35,964	8,626	24.0%
Tremfya	25,666	—	25,666	—%	41,816	—	41,816	—%
Other	108,172	125,434	(17,262)	(13.8)%	223,218	276,765	(53,547)	(19.3)%
Total income from financial royalty assets	$515,350	$503,414	$11,936	2.4%	$1,026,873	$1,033,039	$(6,166)	(0.6)%

Three months ended June 30, 2022 and 2021

Income from financial royalty assets increased by $11.9 million, or 2.4%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by income related to newly acquired assets, primarily Tremfya, for which there was no comparable activity in the three months ended June 30, 2021, and the performance of the cystic fibrosis franchise. The increase was partially offset by the maturity of our royalties from the HIV franchise and declines in sell-side equity research analysts’ consensus sales forecasts for Imbruvica.

Six Months Ended June 30, 2022 and 2021

Income from financial royalty assets decreased by $6.2 million, or 0.6%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the maturity of our royalties from the HIV franchise and declines in sell-side equity research analysts’ consensus sales forecasts for Imbruvica. The decrease in income was partially offset by income from newly acquired assets, primarily Tremfya, for which there was no comparable activity in the six months ended June 30, 2021, and the performance of the cystic fibrosis franchise and Promacta.

Revenue from intangible royalty assets

Three months ended June 30, 2022 and 2021

Revenue from intangible royalty assets decreased by $37.6 million, or 93.7%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by the maturity of our royalties on Januvia and Janumet in the three months ended March 31, 2022.

Six Months Ended June 30, 2022 and 2021

Revenue from intangible royalty assets decreased by $40.1 million, or 52.6%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the maturity of our royalties on Januvia and Janumet in the three months ended March 31, 2022.

Other royalty income

Three months ended June 30, 2022 and 2021

Other royalty income increased by $6.6 million, or 58.2%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily related to growth in the ongoing product launches of Trodelvy and Nurtec ODT that arose from our R&D funding agreements with Immunomedics and Biohaven, respectively.

Six Months Ended June 30, 2022 and 2021

Other royalty income increased by $16.2 million, or 86.6%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily related to income from Trodelvy and Nurtec ODT.

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

As the provision activity is a combination of income and expense items, the provision breakdown by royalty, exclusive of the provision for current expected credit losses, is as follows, based on the largest contributors to each period’s provision income or expense:

(in thousands)	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
Royalty		Royalty
Imbruvica	$71,385	Tysabri	$(114,354)
Cystic fibrosis franchise	54,609	Xtandi	(101,172)
Promacta	29,295	Cystic fibrosis franchise	(53,092)
Tysabri	(30,613)	Lexiscan	(34,286)
Xtandi	(43,804)	Imbruvica	46,378
Other	38,220	Other	13,473
Total provision, exclusive of provision for credit losses	119,092	Total provision, exclusive of provision for credit losses	(243,053)
Provision for current expected credit losses	(13,378)	Provision for current expected credit losses	(709)
Total provision	$105,714	Total provision	$(243,762)

(in thousands)	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
Product		Product
Imbruvica	$180,294	Imbruvica	$109,792
Tazverik	78,171	Tazverik	61,391
IDHIFA	38,112	Emgality	55,253
Promacta	29,295	Xtandi	(58,320)
Emgality	27,843	Tysabri	(112,720)
Other	(421)	Other	(42,129)
Total provision, exclusive of provision for credit losses	353,294	Total provision, exclusive of provision for credit losses	13,267
Provision for current expected credit losses	(62,959)	Provision for current expected credit losses	35,232
Total provision expense	$290,335	Total provision	$48,499

Three months ended June 30, 2022 and 2021

In the three months ended June 30, 2022, we recorded provision expense of $105.7 million, comprised of $119.1 million in provision expense for changes in expected cash flows and $13.4 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows for Imbruvica and the cystic fibrosis franchise primarily due to significant declines in sell-side equity research analysts’ consensus sales forecasts, which was partially offset by provision income for Xtandi and Tysabri due to a significant increase in sell-side equity research analysts’ consensus sales forecasts. The provision income for credit losses was primarily driven by a decrease in current expected credit losses related to Tazverik as a result of the corresponding decline in the financial asset value.

In the three months ended June 30, 2021, we recorded provision income of $243.8 million, of which $243.1 million and $0.7 million related to provision income for changes in expected cash flows and current expected credit losses, respectively. We recorded provision income primarily due to increases in sell-side equity research analysts’ consensus sales forecasts for Tysabri, Xtandi and the cystic fibrosis franchise. Offsetting the provision income was provision expense related to Imbruvica, primarily due to declines in sell-side equity research analysts’ consensus forecasts.

Six Months Ended June 30, 2022 and 2021

In the six months ended June 30, 2022, we recorded provision expense of $290.3 million, comprised of $353.3 million in provision expense for changes in expected cash flows and $63.0 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows for Imbruvica and Tazverik, primarily due to declines in sell-side equity research analysts’ consensus sales forecasts. The provision income for credit losses was primarily driven by a significant decrease in current expected credit losses related to Tazverik as a result of the corresponding significant decline in the financial asset value.

In the six months ended June 30, 2021, we recorded provision expense of $48.5 million, of which $13.3 million and $35.2 million related to provision expense for changes in expected cash flows and current expected credit losses, respectively. We recorded provision expense for Imbruvica, primarily due to declines in sell-side equity research analysts’ consensus sales forecasts, and for Tazverik as a result of a slower than expected product launch. Offsetting the provision expense was provision income from a significant increase in sell-side equity research analysts’ consensus forecasts for Tysabri and Xtandi. During the six months ended June 30, 2021, the provision expense for current expected credit losses was primarily driven by certain additions to our portfolio of financial royalty assets, including the incremental $100.0 million financial royalty asset related to the start of the oral zavegepant Phase 3 program and a new royalty interest in Cabometyx/Cometriq.

R&D funding expense

Three months ended June 30, 2022 and 2021

R&D funding expense was relatively flat in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022 and 2021

R&D funding expense increased by $95.3 million, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by upfront and milestone development-stage funding payments of $100.0 million to Cytokinetics to acquire a royalty on a development-stage product in the three months ended March 31, 2022.

G&A expenses

Three months ended June 30, 2022 and 2021

G&A expenses increased by $6.9 million, or 15.4%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by higher Operating and Personnel Payments due to increased cash receipts from royalty investments.

Six Months Ended June 30, 2022 and 2021

G&A expenses increased by $15.3 million, or 17.4%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by higher Operating and Personnel Payments due to increased cash receipts from royalty investments.

Equity in earnings of equity method investees

Three months ended June 30, 2022 and 2021

Equity in earnings of equity method investees decreased by $17.0 million, or 95.8%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by a $20.9 million decrease in equity in earnings from the Legacy SLP Interest.

Six Months Ended June 30, 2022 and 2021

Equity in earnings of equity method investees decreased by $14.6 million, or 92.8%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by a $21.5 million decrease in equity in earnings from the Legacy SLP Interest.

Interest expense

Three months ended June 30, 2022 and 2021

Interest expense increased by $9.5 million, or 25.5%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by the issuance of $1.3 billion senior unsecured notes in July 2021 (“2021 Notes”). The weighted average coupon rate was 2.245% and 2.125% in the three months ended June 30, 2022 and 2021, respectively.

Six Months Ended June 30, 2022 and 2021

Interest expense increased by $19.2 million, or 25.6% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the issuance of the 2021 Notes. The weighted average coupon rate was 2.245% and 2.125% in the six months ended June 30, 2022 and 2021, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of the Notes.

Other income, net

Three months ended June 30, 2022 and 2021

Other income, net increased by $78.5 million, or 96.3%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by gains on derivative instruments of $71.8 million and higher gains on available for sale debt securities in the three months ended June 30, 2022 partially offset by lower gains on equity securities. The gains on derivative instruments and higher gains on available for sale debt securities are primarily driven by an estimated high probability of a change of control event for Biohaven within the next year.

Six Months Ended June 30, 2022 and 2021

Other income, net increased by $64.5 million, or 127.6%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by gains on derivative instruments of $71.8 million and higher gains on available for sale debt securities partially offset by losses on equity securities of $28.1 million and lower interest income in the six months ended June 30, 2022. The gains on derivative instruments and higher gains on available for sale debt securities are primarily driven by an estimated high probability of a change of control event for Biohaven within the next year.

Net income attributable to non-controlling interests

Three months ended June 30, 2022 and 2021

Net income attributable to the Legacy Investors Partnerships decreased by $72.1 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by lower net income attributable to Old RPI.

Net income attributable to the Continuing Investors Partnerships decreased by $93.7 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by lower net income attributable to RP Holdings in the three months ended June 30, 2022. Exchanges by investors in the Continuing Investors Partnerships who indirectly own the RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT decreased by $13.0 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. We expect net income attributable to RPSFT to continue to decline as the assets held by RPCT mature.

Six Months Ended June 30, 2022 and 2021

Net income attributable to the Legacy Investors Partnerships decreased by $57.8 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by lower net income attributable to Old RPI.

Net income attributable to the Continuing Investors Partnerships decreased by $111.6 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by lower net income attributable to RP Holdings in the six months ended June 30, 2022. Exchanges by investors in the Continuing Investors Partnerships who indirectly own the RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT decreased by $23.0 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. We expect net income attributable to RPSFT to continue to decline as the assets held by RPCT mature.

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

•Tysabri. In April 2021, Biogen announced that the EC granted marketing authorization for a subcutaneous injection of Tysabri to treat relapsing-remitting multiple sclerosis. Biogen also announced that it had received a complete response letter from the FDA for its supplemental biologics license application for subcutaneous Tysabri. The complete response letter indicated that the FDA was unable to approve Biogen’s filing as submitted.

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

•Imbruvica. In June 2021, Johnson and Johnson announced Phase 3 GLOW study results for Imbruvica in combination with Venetoclax for the treatment of first-line chronic lymphocytic leukemia and small lymphocytic lymphoma demonstrated superior progression-free survival versus chlorambucil plus obinutuzumab as a first-line treatment of chronic lymphocytic leukemia. The study also showed improved duration of remission and significantly improved depth of remission. Johnson & Johnson had indicated that approval could occur in 2022.

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

In June 2022, Johnson & Johnson announced primary results from the Phase 3 SHINE study, which demonstrated that the combination of once-daily oral Imbruvica plus bendamustine-rituximab (BR) and rituximab maintenance significantly reduced the risk of disease progression or death by 25% compared to patients who received placebo plus BR and rituximab maintenance in patients aged 65 years or older with newly diagnosed mantle cell lymphoma. With a median follow-up of 84.7 months, the Imbruvica plus BR and rituximab maintenance combination showed a statistically significant and clinically meaningful 2.3 year improvement in median progression-free survival (6.7 years) vs. BR (4.4 years). The safety profile of the Imbruvica plus BR regimen was consistent with the known safety profiles of Imbruvica as well as BR.

•Xtandi. In May 2021, Astellas and Pfizer announced that the EC approved Xtandi for the treatment of patients with metastatic hormone-sensitive prostate cancer.

In September 2021, Astellas and Pfizer announced that Xtandi plus androgen deprivation therapy reduced the risk of death by 34% compared to placebo plus androgen deprivation therapy in the Phase 3 ARCHES study in men with metastatic hormone-sensitive prostate cancer. The primary results from the ARCHES trial were published in 2019.

In July 2022, Pfizer indicated that there could be a potential readout of the Phase 3 EMBARK trial for high-risk non-metastatic prostate cancer in the second half of 2022.

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

In May 2022, Pfizer and Biohaven announced that they entered into a definitive agreement under which Pfizer will acquire Biohaven. Pfizer will acquire all outstanding shares of Biohaven not already owned by Pfizer for $148.50 per share in cash for a total of approximately $11.6 billion. Pfizer will also make payments at closing to settle Biohaven’s third-party debt and for the redemption of all outstanding shares of Biohaven’s redeemable preferred stock. The transaction is expected to close by early 2023.

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

In November 2021, Gilead announced that the EC granted marketing authorization for Trodelvy as a monotherapy indicated for the treatment of adult patients with unresectable or metastatic TNBC who have received two or more prior systemic therapies, at least one of them for advanced disease. The EC’s decision is supported by results from the Phase 3 ASCENT study where Trodelvy reduced the risk of death by 49% and improved median overall survival to 11.8 months versus 6.9 months with physician’s choice of chemotherapy.

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

In June 2022, Gilead announced results from the primary analysis of the Phase 3 TROPiCS-02 study of Trodelvy versus physicians’ choice of chemotherapy in heavily pre-treated HR+/HER2- metastatic breast cancer patients who received prior endocrine therapy, CDK4/6 inhibitors and two to four lines of chemotherapy. The study met its primary endpoint of progression-free survival with a statistically significant and clinically meaningful 34% reduction in the risk of disease progression or death. The first interim analysis of the key secondary endpoint of overall survival demonstrated a trend in improvement. Patients will be followed for a subsequent overall survival analysis. The safety profile for Trodelvy was consistent with prior studies.

•Cabometyx. In January 2021, Exelixis announced that the FDA approved Cabometyx for patients with advanced renal cell carcinoma (RCC) as a first-line treatment in combination with Bristol Myers Squibb’s Opdivo. The approval was based on the Phase 3 CheckMate 9ER trial, in which the combination of Cabometyx and Opdivo significantly improved overall survival while doubling progression-free survival and objective response rate versus sunitinib as a first-line treatment for patients with advanced RCC.

In March 2021, Ipsen announced that the EC approved the combination of Cabometyx and Opdivo for the first-line treatment of advanced RCC.

In August 2021, Exelixis announced that their partners Takeda and Ono received approval in Japan for Cabometyx in combination with Opdivo for the treatment of unresectable or metastatic RCC.

In September 2021, Exelixis announced detailed results from the expanded Cohort 6 of the Phase 1b COSMIC-021 trial of Cabometyx in combination with atezolizumab in patients with metastatic castration-resistant prostate cancer, which included patients with metastatic castration-resistant prostate cancer who had been previously treated with novel hormone therapies enzalutamide or abiraterone acetate used along with prednisone. Following discussions with FDA, Exelixis announced that it will not pursue a regulatory submission for the combination regimen based on cohort 6 of COSMIC-021. Exelixis believes that CONTACT-02, a global Phase 3 pivotal trial that initiated enrollment in June 2020 may serve as a basis for future regulatory applications.

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

In May 2022, Ipsen announced that it received approval from the EC for Cabometyx as a monotherapy for the treatment of adult patients with locally advanced or metastatic differentiated thyroid carcinoma, refractory or not eligible to radioactive iodine who have progressed during or after prior systemic therapy.

In July 2022, Exelixis announced that COSMIC-313, an ongoing Phase 3 trial evaluating Cabometyx, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC, met its primary endpoint, demonstrating significant improvement in progression-free survival at the primary analysis. At a prespecified interim analysis for the secondary endpoint of overall survival, the combination of Cabometyx, nivolumab and ipilimumab did not demonstrate a significant benefit. The trial will continue to the next analysis of overall survival. Exelixis intends to discuss the results with the FDA to determine next steps toward a potential regulatory submission.

Exelixis has indicated it expects initial Phase 3 data in the second half of 2022 from CONTACT-01 in metastatic NSCLC and CONTACT-03 in advanced or metastatic RCC.

•Evrysdi. In March 2021, Roche announced that the EC approved Evrysdi for the treatment of spinal muscular atrophy (SMA) in patients two months of age and older, with a clinical diagnosis of SMA Type 1, Type 2 or Type 3 or with one to four splicing modifier of motor neuron 2 copies.

In June 2021, Evrysdi was approved in Japan for the treatment of SMA.

In May 2022, Roche announced that the FDA has approved a label extension for Evrysdi to include infants under two months old with SMA. The approval is based on the interim efficacy and safety data from the RAINBOWFISH study in newborns, which showed that the majority of pre-symptomatic infants treated with Evrysdi achieved key milestones such as sitting and standing with half walking after 12 months of treatment.

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

In March 2022, the FDA accepted Alnylam’s supplemental New Drug Application (“NDA”) for lumasiran for the reduction of plasma oxalate in the treatment of patients with advanced primary hyperoxaluria type 1. The FDA has set an action date for October 6, 2022. Additionally, a Type II Variation for lumasiran to amend the label in patients with advanced primary hyperoxaluria Type 1 was submitted and validated by the European Medicines Agency (“EMA”) in December 2021.

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

In February 2022, Johnson & Johnson announced results from the Phase 2b QUASAR Induction Study 1. Results showed that a significantly greater proportion of adults with moderately to severely active ulcerative colitis who previously had an inadequate response or intolerance to conventional therapies or selected advanced therapies and were treated with Tremfya achieved clinical response at week 12 (Tremfya 200 mg: 61.4% and Tremfya 400 mg: 60.7%), the study’s primary endpoint compared with placebo (27.6%). Safety data at week 12 was consistent with the safety profile for Tremfya in approved indications.

•Tazverik: In June 2022, Ipsen and Epizyme announced that they had entered into a definitive merger agreement under which Ipsen will acquire Epizyme. Ipsen intends to initiate a tender offer to acquire all outstanding shares of Epizyme at a price of $1.45 per share in cash at the closing of the transaction for an initial estimated aggregate consideration of $247 million plus a contingent value right of $1 per share. The transaction is anticipated to close by the end of the third quarter of 2022.

Development-Stage Product Candidates

•Aficamten. In December 2021, Cytokinetics announced the FDA granted breakthrough therapy designation for aficamten for the treatment of symptomatic obstructive hypertrophic cardiomyopathy (oHCM) based on results from REDWOOD-HCM.

In February 2022, Cytokinetics announced positive topline results from Cohort 3 of the REDWOOD-HCM Phase 2 trial. Results from Cohort 3 showed that substantial reductions in the average resting left ventricular outflow tract pressure gradient (LVOT-G) as well as the post-Valsalva LVOT-G were achieved for patients with oHCM and a resting or post-Valsalva LVOT-G of greater than 50 mmHg whose background therapy included disopyramide and in the majority a beta-adrenergic blocker. The safety and tolerability of aficamten were consistent with prior experience in REDWOOD-HCM with no treatment interruptions and no serious adverse events attributed to treatment reported by the investigators.

•BCX9930. In April 2022, BioCryst announced that it is pausing enrollment in clinical trials with BCX9930, while BioCryst investigates elevated serum creatinine levels seen in some patients. BioCryst will not enroll new patients in the REDEEM-1, REDEEM-2 or RENEW clinical trials during the investigation. Patients currently enrolled in the trials are expected to continue on the study drug.

In May 2022, BioCryst announced that it plans to discuss with regulators whether clinical trials with amended protocols could resume using stepped dosing to 400 milligrams twice-daily of BCX9930 by the end of the third quarter of 2022.

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

In March 2022, Roche announced a new Phase 3 Alzheimer’s disease prevention trial (SKYLINE). Roche has stated that it intends to enter into a collaboration agreement with Banner Alzheimer’s Institute’s Alzheimer’s Prevention Initiative, Massachusetts General Hospital and the University of Southern California Alzheimer’s Therapeutic Research Institute to further exchange scientific insights and advance the trial goals. SKYLINE aims to evaluate the potential of gantenerumab to slow disease progression in people with the earliest biologic signs of Alzheimer’s disease and who show no signs of cognitive impairment.

Roche has indicated it expects Phase 3 data from the GRADUATE 1/2 trial in Alzheimer’s disease in the fourth quarter of 2022.

•Omecamtiv mecarbil. In February 2022, Cytokinetics announced that FDA has accepted and filed its NDA for omecamtiv mecarbil. The FDA assigned the NDA a standard review with a PDUFA date of November 30, 2022. The FDA also indicated that it is currently not planning to hold an advisory committee meeting to discuss the application. The submission is supported by GALACTIC-HF, which demonstrated a positive effect on the primary composite endpoint of cardiovascular death or heart failure events in patients with heart failure and reduced ejection fraction who were receiving standard of care plus omecamtiv mecarbil.

In February 2022, Cytokinetics announced results from METEORIC-HF, a Phase 3 trial evaluating the effect of treatment with omecamtiv mecarbil compared to placebo on exercise capacity in patients with heart failure with reduced ejection fraction. After 20 weeks of treatment, there was no change in peak oxygen uptake in patients treated with omecamtiv mecarbil versus placebo.

In June 2022, Cytokinetics announced that the FDA had informed the company that the Cardiovascular and Renal Drugs Advisory Committee will review its NDA on December 13, 2022. Additionally, the FDA has assigned the NDA a PDUFA date of February 28, 2023.

•Otilimab. GlaxoSmithKline has indicated it expects Phase 3 data from the contRast trials in rheumatoid arthritis in the second half of 2022.

•Pelabresib. In December 2021, MorphoSys presented the latest data from the Phase 2 MANIFEST study evaluating pelabresib in the treatment of myelofibrosis. As of September 10, 2021, the data cut-off, a total of 84 JAK inhibitor-naive patients were enrolled and received the first-line combination of pelabresib and ruxolitinib. The data showed 68% (n=57) of patients treated with the combination achieved a greater than or equal to 35% reduction in spleen volume from baseline at week 24 and 60% (n=47) maintained a greater than or equal to 35% reduction in spleen volume at week 48. Most patients also saw their symptoms reduced with 56% (n=46) achieving greater than or equal to 50% reduction in total symptom score from baseline at week 24.

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

In May 2022, Avillion LLP, a drug development company focused on the co-development and financing of pharmaceutical candidates from proof-of-concept through to regulatory approval, announced that FDA accepted for filing the NDA for AstraZeneca’s PT027. The proposed indication is for the as-needed treatment or prevention of bronchoconstriction and for the prevention of exacerbation of asthma. The co-development partnership between AstraZeneca and Avillion also recently expanded to include the BATURA study, a randomized Phase 3b decentralized trial to further assess the role of PT027 in preventing asthma exacerbations.

•Zavegepant. In March 2021, Biohaven announced that it enrolled the first patient in a Phase 2/3 clinical trial of oral zavegepant for the preventive treatment of migraine. Accordingly, per the agreement with Biohaven announced in August 2020, Royalty Pharma paid $100 million to Biohaven for the achievement of this milestone, bringing total zavegepant funding to $250 million.

In December 2021, Biohaven announced positive topline results from the second pivotal clinical trial evaluating the safety and efficacy of intranasal zavegepant for the acute treatment of migraine in adults. The Phase 3 study achieved its co-primary regulatory endpoints of pain freedom and freedom of most bothersome symptom at two hours and showed broad efficacy by demonstrating statistically significant superiority to placebo across a total of 15 prespecified primary and secondary outcome measures.

In May 2022, Biohaven announced that the FDA accepted for review a NDA for zavegepant nasal spray for the acute treatment of migraine in adults. The PDUFA date is in the first quarter of 2023.

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

Adjusted Cash Receipts is a measure calculated with inputs directly from the statements of cash flows and includes (1) royalty receipts by product: (i) Cash collections from royalty assets (financial assets and intangible assets), (ii) Other royalty cash collections, (iii) Distributions from equity method investees, plus (2) Proceeds from available for sale debt securities; less (1) Distributions to non-controlling interests, which represent contractual distributions of royalty receipts and proceeds from available for sale debt securities to our historical non-controlling interests related to the Legacy Investors Partnerships and RPSFT. Adjusted Cash Receipts is most directly comparable to the GAAP measure of Net cash provided by operating activities.

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

Adjusted Cash Flow is defined as Adjusted EBITDA less (1) Development-stage funding payments - ongoing, (2) Development-stage funding payments - upfront and milestone, (3) Interest paid, net of Interest received, (4) Investments in equity method investees and (5) Other (including Derivative collateral posted, net of Derivative collateral received, and Termination payments on derivative instruments) plus (1) Contributions from non-controlling interests- R&D, all directly reconcilable to the statements of cash flows.

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

The table below includes the royalty receipts and non-GAAP financial results for the six months ended June 30, 2022 and 2021 by product in order of contribution to royalty receipts for the six months ended June 30, 2022 (in thousands).

Royalties	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Six Months Year-to-Date Change
	2022	2021	2022	2021	$	%
Cystic fibrosis franchise (1)	$181,968	$156,023	$383,851	$322,832	$61,019	18.9%
Tysabri	93,128	92,070	190,567	178,991	11,576	6.5%
Imbruvica	80,381	87,289	167,552	176,424	(8,872)	(5.0)%
Xtandi	51,988	35,767	95,383	76,812	18,571	24.2%
Promacta	34,715	32,341	82,612	76,466	6,146	8.0%
Januvia, Janumet, Other DPP-IVs (2)	35,695	39,438	71,377	75,200	(3,823)	(5.1)%
Tremfya	18,428	—	46,653	—	46,653	—%
Nurtec ODT/Biohaven payment (3)	18,715	16,721	39,090	33,222	5,868	17.7%
Cabometyx/Cometriq	13,055	10,129	25,911	10,129	15,782	155.8%
Farxiga/Onglyza	11,346	9,113	20,815	17,675	3,140	17.8%
Evrysdi	8,134	2,971	17,331	4,648	12,683	272.9%
Prevymis	9,997	8,772	14,123	17,402	(3,279)	(18.8)%
Trodelvy	6,040	2,992	10,932	5,597	5,335	95.3%
Erleada	4,834	3,116	9,720	6,220	3,500	56.3%
Crysvita	4,933	3,929	9,645	7,516	2,129	28.3%
Orladeyo	4,765	957	9,191	969	8,222	*
Emgality	4,425	3,550	9,188	6,814	2,374	34.8%
Oxlumo	583	—	1,349	—	1,349	—%
Other products (4)	50,038	82,502	138,909	220,241	(81,332)	(36.9)%
Total royalty receipts	$633,168	$587,680	$1,344,199	$1,237,158	$107,041	8.7%
Distributions to non-controlling interests	(109,158)	(112,476)	(215,543)	(238,197)	22,654	(9.5)%
Adjusted Cash Receipts (non-GAAP)	$524,010	$475,204	$1,128,656	$998,961	$129,695	13.0%
Payments for operating and professional costs	(44,101)	(39,604)	(93,003)	(81,764)	(11,239)	13.7%
Adjusted EBITDA (non-GAAP)	$479,909	$435,600	$1,035,653	$917,197	$118,456	12.9%
Development-stage funding payments - ongoing	(606)	(3,122)	(1,106)	(5,763)	4,657	(80.8)%
Development-stage funding payments - upfront and milestone	—	—	(100,000)	—	(100,000)	—%
Interest received/(paid), net	2,116	784	(83,618)	(62,168)	(21,450)	34.5%
Investments in equity method investees	—	(8,713)	(3,050)	(17,427)	14,377	(82.5)%
Contributions from non-controlling interests- R&D	107	2,083	731	4,080	(3,349)	(82.1)%
Other	—	2,130	—	2,130	(2,130)	(100.0)%
Adjusted Cash Flow (non-GAAP)	$481,526	$428,762	$848,610	$838,049	$10,561	1.3%

Weighted average Class A ordinary shares outstanding - diluted	607,214	607,163	607,207	607,151
*Percentage change is not meaningful.

(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Januvia, Janumet, Other DPP-IVs include the following approved products: Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by AstraZeneca, Novartis and Takeda.
(3)We have received quarterly redemption payments of $15.6 million beginning in the first quarter of 2021 related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the statements of cash flows). The remaining cash receipts related to royalty receipts from Nurtec ODT.
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

Adjusted Cash Receipts (non-GAAP)

Six Months Ended June 30, 2022 and 2021

Adjusted Cash Receipts increased by $129.7 million to $1.1 billion in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by an increase in royalty receipts from the cystic fibrosis franchise and newly acquired royalties, which was partially offset by a decline in royalty receipts from matured royalties, primarily the HIV franchise, and unfavorable foreign exchange movements. The increase in Adjusted Cash Receipts also reflects a decline in distributions to non-controlling interests due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT.

Below we discuss the key drivers of royalty receipts.

Royalty Receipts

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which are marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $61.0 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by the launch of Kaftrio in additional countries outside the United States and the performance of Trikafta in the United States, including its uptake in children 6 through 11 years old.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $11.6 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by continued global patient growth and positive channel dynamics in the United States.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $8.9 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was largely due to a slower-than-anticipated recovery of the chronic lymphocytic leukemia market from COVID-19 and increased competition from newer therapies in the United States.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $18.6 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to a true-up of royalties from prior periods.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, increased by $6.1 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This growth was primarily driven by increased use in ITP and further uptake as first-line treatment for severe aplastic anemia in the United States.

•Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs for type 2 diabetes, which includes Januvia and Janumet, both marketed by Merck & Co., decreased by $3.8 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

•Tremfya – Royalty receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, were $46.7 million in the six months ended June 30, 2022 primarily driven by continued market share gains. We acquired the Tremfya royalty in July 2021.

•Nurtec ODT/Biohaven payment – Royalty receipts from Nurtec ODT, marketed by Biohaven and Pfizer for the acute and preventative treatment of migraine, increased by $5.9 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by prescription volume growth. In addition, we received $31.3 million in fixed payments from Biohaven related to the Series A Biohaven Preferred Shares during each of the six months ended June 30, 2022 and 2021.

•Cabometyx/Cometriq – Royalty receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, were $25.9 million in the six months ended June 30, 2022, primarily driven by uptake of Cabometyx in combination with Opdivo as a first-line treatment for patients with advanced renal cell carcinoma. We acquired the Cabometyx/Cometriq royalty in March 2021.

Distributions to Non-Controlling Interests

Distributions to non-controlling interests decreased by $22.7 million to $215.5 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, which positively impacted Adjusted Cash Receipts. The decrease in distributions to non-controlling interests is primarily due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT.

Adjusted EBITDA (non-GAAP)

Six Months Ended June 30, 2022 and 2021

Adjusted EBITDA increased by $118.5 million to $1.0 billion in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as a result of the factors noted above in “Adjusted Cash Receipts (Non-GAAP).” Payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, increased in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by higher Operating and Personnel Payments from increased cash receipts from royalty investments.

Adjusted Cash Flow (non-GAAP)

Six Months Ended June 30, 2022 and 2021

Adjusted Cash Flow increased by $10.6 million to $848.6 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by the factors noted above in “Adjusted Cash Receipts (non-GAAP)” and “Adjusted EBITDA (non-GAAP).” The increase was partially offset by upfront and milestone development-stage funding payments of $100.0 million to Cytokinetics to acquire a royalty on a development-stage product candidate and a $21.5 million increase in net interest paid in the six months ended June 30, 2022 due to the first interest payment on the 2021 Notes.

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

In addition, we believe that Adjusted Cash Receipts and Adjusted Cash Flow help identify underlying trends in the business and permit investors to more fully understand how management assesses our performance, including planning and forecasting for future periods. Adjusted Cash Receipts and Adjusted Cash Flow are used by management as key liquidity measures in the evaluation of our ability to generate cash from operations. Both measures are an indication of our strength and the performance of the business. Management uses Adjusted Cash Receipts and Adjusted Cash Flow when considering available cash, including for decision-making purposes related to funding of acquisitions, voluntary debt repayments, dividends and other discretionary investments. Further, these non-GAAP financial measures help management, the audit committee and investors evaluate our ability to generate liquidity from operating activities.

Management believes that Adjusted EBITDA is an important non-GAAP measure in analyzing our liquidity and is a key component of certain material covenants contained within our credit agreement. Noncompliance with the interest coverage ratio and leverage ratio covenants under the credit agreement could result in our lenders requiring us to immediately repay all amounts borrowed. If we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to the assessment of our liquidity.

Management uses Adjusted Cash Flow to evaluate its ability to generate cash and performance of the business and to evaluate our performance as compared to its peer group. Management also uses Adjusted Cash Flow to compare its performance against non-GAAP adjusted net income measures used by many companies in the biopharmaceutical industry, even though each company may customize its own calculation and therefore one company’s metric may not be directly comparable to another’s. We believe that non-GAAP financial measures, including Adjusted Cash Flow, are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

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

To arrive at Adjusted Cash Receipts, we start with the GAAP line item, Net cash provided by operating activities, and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from equity method investees which are classified as cash inflows from investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments, (5) Payments for operating and professional costs, (6) Payments for rebates and (7) Termination payments on derivative instruments, and to deduct (1) Distributions to non-controlling interests, which represents distributions to our historical non-controlling interests related to the Legacy Investors Partnerships and RPSFT, and (2) Derivative collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or Adjusted Cash Receipts.

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

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net cash provided by operating activities (GAAP)	$574,952	$531,720	$1,035,222	$1,057,820
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	15,625	31,250	31,250
Distributions from equity method investees – investing (2)	—	523	—	523
Interest (received)/paid, net (2)	(2,116)	(784)	83,618	62,168
Development-stage funding payments - ongoing (3)	606	3,122	1,106	5,763
Development-stage funding payments - upfront and milestone (3)	—	—	100,000	—
Payments for operating and professional costs	44,101	39,604	93,003	81,764
Distributions to non-controlling interests (2)	(109,158)	(112,476)	(215,543)	(238,197)
Derivative collateral received, net (2)	—	(2,130)	—	(2,130)
Adjusted Cash Receipts (non-GAAP)	$524,010	$475,204	$1,128,656	$998,961

Net cash provided by operating activities (GAAP)	$574,952	$531,720	$1,035,222	$1,057,820
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	15,625	31,250	31,250
Distributions from equity method investees – investing (2)	—	523	—	523
Interest (received)/paid, net (2)	(2,116)	(784)	83,618	62,168
Development-stage funding payments - ongoing (3)	606	3,122	1,106	5,763
Development-stage funding payments - upfront and milestone (3)	—	—	100,000	—
Distributions to non-controlling interests (2)	(109,158)	(112,476)	(215,543)	(238,197)
Derivative collateral received, net (2)	—	(2,130)	—	(2,130)
Adjusted EBITDA (non-GAAP)	$479,909	$435,600	$1,035,653	$917,197

Net cash provided by operating activities (GAAP)	$574,952	$531,720	$1,035,222	$1,057,820
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	15,625	31,250	31,250
Distributions from equity method investees – investing (2)	—	523	—	523
Contributions from non-controlling interests-R&D (2)	107	2,083	731	4,080
Distributions to non-controlling interests (2)	(109,158)	(112,476)	(215,543)	(238,197)
Investments in equity method investees (2), (4)	—	(8,713)	(3,050)	(17,427)
Adjusted Cash Flow (non-GAAP)	$481,526	$428,762	$848,610	$838,049
(1)Receipts from the quarterly redemption of the Series A Biohaven Preferred Shares are presented as Proceeds from available for sale debt securities on the statements of cash flows.
(2)The table below shows the line item for each adjustment and the direct location for such line item on the statements of cash flows.

Reconciling Adjustment	Statements of Cash Flows Classification
Proceeds from available for sale debt securities	Investing activities
Investments in equity method investees	Investing activities
Distributions to non-controlling interests	Financing activities
Interest (received)/paid, net	Operating activities (Interest paid less Interest received)
Derivative collateral received, net	Operating activities (Derivative collateral received less Derivative collateral posted)
Contributions from non-controlling interests- R&D	Financing activities
Distributions from equity method investees - investing	Investing activities
(3)Our lenders consider all payments made to support R&D activities for development-stage product candidates similar to asset acquisitions as these funds are expected to generate operational returns in the future. All ongoing development-stage funding payments and upfront and milestone development-stage funding payments are reported in R&D funding expense in net income and are added back in aggregate to Net cash provided by operating activities to arrive at Adjusted EBITDA. As a result, Adjusted EBITDA captures the full add-back for development-stage funding payments.
(4)We consider all payments to fund our operating joint ventures that are performing R&D activities for development-stage product candidates similar to asset acquisitions as these funds are expected to generate operational returns in the future. As a result, amounts funded through capital calls by our equity method investees, the Avillion Entities, are deducted to arrive at Adjusted Cash Flow, but are not deducted in Adjusted EBITDA.

Investments Overview

Ongoing investment in new royalties is fundamental to the long-term prospects of our business. New investments provide a source of growth for our royalty receipts, supplementing growth within our existing portfolio and offsetting declines for royalties on products that have lost market exclusivity. We evaluate an array of royalty acquisition opportunities on a continuous basis and expect to continue to make acquisitions in the ordinary course of our business. We have established a strong track record of identifying, evaluating and investing in royalties tied to leading products across therapeutic areas and treatment modalities. We invest in approved products and development-stage product candidates that have generated robust proof of concept data. We invest in these therapies through the purchase of royalties, by making hybrid investments and by acquiring businesses with significant existing royalty assets or the potential for the creation of such assets.

For the six months ended June 30, 2022, we invested $442.4 million in royalties and related assets. While volatility exists in the total amount of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Royalty Acquisition Activity

•In July 2022, we acquired all of the equity interests in Theravance Respiratory Company, LLC from Theravance Biopharma, Inc. (“Theravance”) and Innoviva, Inc. which entitles us to the right to receive royalties on the annual worldwide sales of Trelegy for an upfront payment of $1.31 billion and up to $300 million in additional payments contingent upon the achievement of certain sales milestones. Additionally, we agreed to provide Theravance $25 million in upfront funding and a potential $15 million regulatory milestone payment to support the clinical development of ampreloxetine.

•In June 2022, we acquired an ex-U.S. royalty interest in Gavreto from Blueprint Medicines for an upfront payment of $175 million and contingent sales-based milestones up to $165 million.

•In April 2022, we acquired common stock and a revenue participation right from ApiJect Holdings, Inc. for $50 million.

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

•In November 2021, we acquired incremental royalty interests in BCX9930 and Orladeyo (berotralstat) from BioCryst for an upfront cash payment of $150 million. Additionally, we paid $50 million to purchase 3,846 thousand shares of BioCryst common stock, which was calculated based on the volume-weighted average price of BioCryst common stock over a period preceding the closing of the transaction. The funds from this transaction will enable further advancement of BCX9930 and support additional investment in the global launch of Orladeyo (berotralstat).

•In June 2021, we announced a long-term strategic funding partnership with MorphoSys AG (“MorphoSys”) to support its acquisition of Constellation Pharmaceuticals, Inc. (“Constellation”), which closed on July 15, 2021. We agreed to provide up to $2.025 billion of funding to MorphoSys, comprised of an upfront payment of $1.425 billion, additional milestone payments of up to $150 million, up to $350 million of capital (“Development Funding Bonds”). Following an amendment in June 2022, MorphoSys may draw the funding by September 12, 2022. MorphoSys is required to draw a minimum of $150 million of Development Funding Bonds. In connection with the closing of its acquisition of Constellation, we purchased 1,337,552 ordinary shares of MorphoSys for $100 million at a price of €63.35 per ordinary share, based on the average trading price of the ordinary shares over a period preceding the closing of the acquisition.

•In April 2021, we acquired a royalty interest in Oxlumo from Dicerna Pharmaceuticals, Inc. for an upfront cash payment of $180 million and up to $60 million in contingent sales-based milestone payments. Oxlumo, which has been approved by the FDA and EMA for the treatment of primary hyperoxaluria type 1, is marketed by Alnylam.

•In March 2021, we acquired a royalty interest in the cabozantinib products Cabometyx and Cometriq from GSK plc for an upfront payment of $342 million and up to $50 million in additional payments contingent on the achievement of regulatory approvals of cabozantinib for prostate cancer and lung cancer in the United States and Europe.

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

Additionally, in April 2021, we entered into an agreement with MSCI, a leading provider of critical decision support tools and services, to assist MSCI in the design of a classification framework and index methodologies to expand MSCI’s thematic index suite with the launch of new indexes. In return, we will receive a portion of MSCI’s revenues from those indexes. The financial impact associated with this transaction has not been material to date and is not expected to be material for the year ended December 31, 2022.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For both the six months ended June 30, 2022 and 2021, we generated $1.0 billion and $1.1 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and our Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In July 2021, we issued $1.3 billion of senior unsecured notes. Additionally, we have a Revolving Credit Facility (defined below) which provides for borrowing capacity of up to $1.5 billion that remains undrawn and available to us as of June 30, 2022. As of June 30, 2022 and December 31, 2021, we had total long-term debt outstanding of $7.1 billion and $7.1 billion, respectively.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activity for the six months ended June 30, 2022 and 2021:

(in thousands)	For the Six Months Ended June 30,		2022 vs. 2021
	2022	2021	Change
Cash provided by (used in):
Operating activities	$1,035,222	$1,057,820	$(22,598)
Investing activities	(19,013)	(473,134)	454,121
Financing activities	(449,220)	(451,085)	1,865

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities decreased by $22.6 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by upfront and milestone development-stage funding payments of $100.0 million to Cytokinetics to acquire a royalty on a development-stage product candidate in the six months ended June 30, 2022. Additionally, interest paid increased by $22.4 million in the six months ended June 30, 2022 due to the first interest payment made on the 2021 Notes. The higher use of cash was partially offset by an increase in cash collections from financial royalty assets of $87.3 million.

Investing Activities

Cash used in investing activities decreased by $454.1 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily driven by a $508.6 million decrease in cash used to acquire financial royalty assets and a $150.4 million increase in the overall net cash provided by marketable securities. Additionally, we paid approximately $62.8 million to acquire equity securities during the six months ended June 30, 2022 compared to the receipt of proceeds of $109.4 million from the sale of all of our Cytokinetics common stock and a portion of our Biohaven common shares during the six months ended June 30, 2021.

Financing Activities

Cash used in financing activities was relatively consistent in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Sources of Capital

As of June 30, 2022, our cash and cash equivalents and marketable securities totaled $2.1 billion and $290.4 million, respectively. As of December 31, 2021, our cash and cash equivalents and marketable securities totaled $1.5 billion and $581.9 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	Date of Issuance	Maturity	As of June 30, 2022	As of December 31, 2021
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Total senior unsecured debt			7,300,000	7,300,000
Unamortized debt discount and issuance costs			(193,801)	(203,930)
Total long-term debt			$7,106,199	$7,096,070

Senior Unsecured Notes

On July 26, 2021, we issued the 2021 Notes with a weighted average coupon rate of 2.80% and requiring annual interest payments of approximately $36.4 million, paid semi-annually. On September 2, 2020, we issued $6.0 billion of senior unsecured note (the “2020 Notes”) with a weighted average coupon rate of 2.125% and requiring annual interest payments of approximately $127.5 million, paid semi-annually. We used the net proceeds from the 2020 Notes offering, together with available cash on hand, to repay in full the outstanding principal amounts of term loans under our prior senior secured credit facilities. We refer to the 2020 Notes and 2021 Notes, collectively, as the “Notes.” Indentures governing the Notes contain certain covenants with which we were in compliance as of June 30, 2022.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured Revolving Credit Facility with borrowing capacity of up to $1.5 billion for general corporate purposes. The Credit Agreement extends the maturity of the Revolving Credit Facility to September 15, 2026. The Credit Agreement contains certain customary covenants which we were in compliance as of June 30, 2022. The Revolving Credit Facility remains undrawn and available to us as of June 30, 2022.

Uses of Capital

Acquisitions of Royalties

We acquire product royalties in ways that can be tailored to the needs of our partners through a variety of structures:

•Third-party Royalties – Existing royalties on approved or late-stage development therapies with high commercial potential. A royalty is the contractual right to a percentage of top-line sales from a licensee’s use of a product, technology or intellectual property. The majority of our current portfolio consists of third-party royalties.

•Synthetic Royalties/R&D Funding – Newly-created royalties on approved or late-stage development therapies with strong proof of concept and high commercial potential. A synthetic royalty is the contractual right to a percentage of top-line sales created by the developer and/or marketer of a therapy in exchange for funding. A synthetic royalty may also include contingent milestone payments. We also fund ongoing R&D, typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved.

•Launch and Development Capital – Tailored supplemental funding solutions, generally included as a component within a transaction, increasing the scale of our capital. Launch and development capital is generally provided in exchange for a long-term stream of fixed payments with a predetermined schedule around the launch of a drug. Launch and development capital may also include a direct investment in the public equity of a company.

•M&A Related – We acquire royalties in connection with M&A transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

Additionally, we may identify additional opportunities, platforms or technologies that leverage our capabilities. One example is our strategic alliance with MSCI to develop thematic life sciences indices.

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $165.3 million and $138.6 million in the six months ended June 30, 2022 and 2021, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Other Funding Arrangements

In January 2022, we entered into a long-term funding agreement with Cytokinetics to provide capital up to $300 million of capital (“Cytokinetics Commercial Launch Funding”) available in five tranches to support Cytokinetics for further development of aficamten and potential commercialization of omecamtiv mecarbil. We funded the initial tranche of $50 million of the Cytokinetics Commercial Launch Funding upon closing. In the three months ended June 30, 2022, we amended the long-term funding agreement with Cytokinetics to increase the required draw amount. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones. As of June 30, 2022, we expect $125 million of the $200 million to remain available under the Cytokinetics Commercial Launch Funding due to the likelihood that certain regulatory milestones will not be met by December 31, 2022.

In June 2021, we announced a long-term strategic funding partnership with MorphoSys to support its acquisition of Constellation, which closed on July 15, 2021. As part of the funding agreement, which was amended in the three months ended June 30, 2022 to extend the required draw date, we agreed to provide MorphoSys up to $350 million of Development Funding Bonds to be drawn by September 12, 2022. MorphoSys is required to draw a minimum of $150 million. In return, we expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning two years after the funding. As of June 30, 2022, MorphoSys has not drawn any amount under the Development Funding Bonds. In July 2022, MorphoSys notified us of its intention to draw $300 million under the Development Funding Bonds to be funded in September 2022.

On August 7, 2020, we entered into the Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven where we committed to acquire 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”) for a total of $200 million payable on a quarterly basis from the three months ended March 31, 2021 through the three months ended December 31, 2024. In the three months ended March 31, 2021, we began purchasing the Series B Biohaven Preferred Shares and have a remaining commitment of $100.4 million under our Commercial Launch Preferred Equity as of June 30, 2022.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investment in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital requirements, which approximate $52.7 million as of June 30, 2022.

We also have certain milestone payments that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. As such, these contingent milestone payments are not considered contractual obligations. In the six months ended June 30, 2022, we made a $50 million payment to Cytokinetics in connection with its initiation of the first pivotal clinical trial in oHCM. In the six months ended June 30, 2021, we made a $100 million payment to Biohaven related to a development milestone that was achieved upon the start of the oral zavegepant Phase 3 program.

Debt Service

As of June 30, 2022, the future principal and interest payments under our Notes over the next five years and thereafter are as follows:

(in thousands)	Principal Payments	Interest Payments
Year
Remainder of 2022	$—	$81,925
2023	1,000,000	163,850
2024	—	156,350
2025	1,000,000	156,350
2026	—	144,350
Thereafter	5,300,000	2,070,250
Total (1)	$7,300,000	$2,773,075
(1)Excludes unamortized debt discount and issuance costs of $193.8 million as of June 30, 2022, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of June 30, 2022, the par value and carrying value of the total outstanding and guaranteed Notes was $7.3 billion and $7.1 billion, respectively.

The following financial information presents summarized combined balance sheet information as of June 30, 2022 and December 31, 2021 and summarized combined statement of operations information for the six months ended June 30, 2022 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of June 30, 2022 and December 31, 2021 or for the six months ended June 30, 2022.

Summarized Combined Balance Sheet
(in thousands)	As of June 30, 2022	As of December 31, 2021
Current assets	$57,188	$95,946
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	17,725	16,974
Non-current assets	3,591	4,145
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,038,611	2,039,576
Current liabilities	56,646	59,030
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	15,370	16,974
Non-current liabilities	7,105,495	7,095,450
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,993,611	2,039,576

Summarized Combined Statement of Operations	For the Six Months Ended June 30, 2022
(in thousands)
Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$28,181
Other income	56
Operating expenses	104,266
Interest expense on intercompany notes payable with Non-Guarantor Subsidiaries	25,826
Net loss	101,855

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

Recent Accounting Pronouncements

See Note 2–Summary of Significant Accounting Policies to our condensed consolidated financial statements for additional information on recently issued accounting standards.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the disclosures presented in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Note 14–Commitments and Contingencies, which is incorporated herein by reference.

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

ROYALTY PHARMA PLC
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: August 4, 2022

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: August 4, 2022