Form 10-Q
period 2022-09-30
Royalty Pharma plc
filed 2022-11-08
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 4, 2022, Royalty Pharma plc had 441,104,204 Class A ordinary shares outstanding and 166,117,591 Class B ordinary shares outstanding.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of September 30,	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$991,628	$1,541,048
Marketable securities	139,926	581,872
Financial royalty assets	675,857	614,351
Accrued royalty receivable	15,712	53,286
Available for sale debt securities	409,347	66,000
Other royalty income receivable	19,131	15,023
Other current assets	90,515	6,631
Total current assets	2,342,116	2,878,211

Financial royalty assets, net	14,287,399	13,718,245
Intangible royalty assets, net	—	5,670
Equity securities	262,820	269,800
Available for sale debt securities	339,800	204,400
Equity method investments	409,857	435,394
Other assets	30,613	4,145
Total assets	$17,672,605	$17,515,865

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to non-controlling interests	$105,731	$107,934
Accounts payable and accrued expenses	16,112	5,620
Interest payable	13,199	57,696
Current portion of long-term debt	996,583	—
Total current liabilities	1,131,625	171,250

Long-term debt	6,114,677	7,096,070
Other liabilities	9,900	—
Total liabilities	7,256,202	7,267,320
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; 441,104 and 432,963 issued and outstanding, respectively	44	43
Class B ordinary shares, $0.000001 par value; 166,118 and 174,213 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 50 issued and outstanding, respectively	63	63
Deferred shares, $0.000001 par value; 369,265 and 361,170 issued and outstanding, respectively	—	—
Additional paid-in capital	3,632,903	3,507,533
Retained earnings	2,504,974	2,255,179
Non-controlling interests	4,264,303	4,471,951
Accumulated other comprehensive income	16,904	16,491
Treasury interests	(2,788)	(2,715)
Total shareholders’ equity	10,416,403	10,248,545

Total liabilities and shareholders’ equity	$17,672,605	$17,515,865

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Income and other revenues:
Income from financial royalty assets	$551,682	$505,832	$1,578,555	$1,538,871
Revenue from intangible royalty assets	1,073	63,406	37,196	139,594
Other royalty income	20,708	16,535	55,716	35,298
Total income and other revenues	573,463	585,773	1,671,467	1,713,763

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	305,061	137,837	595,396	186,337
Research and development funding expense	25,500	90,500	126,606	96,263
Amortization of intangible assets	—	5,796	5,670	17,200
General and administrative expenses	50,692	48,588	154,075	136,665
Total operating expenses, net	381,253	282,721	881,747	436,465

Operating income	192,210	303,052	789,720	1,277,298

Other expense/(income)
Equity in losses/(earnings) of equity method investees	3,251	(2,749)	2,117	(18,532)
Interest expense	46,977	44,327	141,006	119,168
(Gains)/losses on derivative financial instruments	(25,785)	16,972	(97,590)	21,436
(Gains)/losses on equity securities	(5,168)	19,289	22,970	17,980
(Gains)/losses on available for sale debt securities	(44,243)	14,885	(97,985)	(8,246)
Interest income	(14,034)	(12,261)	(34,482)	(42,896)
Other non-operating expense, net	10,798	793	13,590	858
Total other (income)/expenses, net	(28,204)	81,256	(50,374)	89,768
Consolidated net income before tax	220,414	221,796	840,094	1,187,530
Income tax expense	—	—	—	—
Consolidated net income	220,414	221,796	840,094	1,187,530

Net income attributable to non-controlling interests	77,763	119,867	341,178	575,706

Net income attributable to Royalty Pharma plc	$142,651	$101,929	$498,916	$611,824

Earnings per Class A ordinary share:
Basic	$0.32	$0.24	$1.14	$1.49
Diluted	$0.32	$0.24	$1.14	$1.49
Weighted average Class A ordinary shares outstanding:
Basic	439,293	428,230	436,542	409,253
Diluted	607,226	607,174	607,209	607,152
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated net income	$220,414	$221,796	$840,094	$1,187,530
Changes in other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale debt securities	13,050	(2,575)	24,000	8,574
Reclassification of unrealized gains on available for sale debt securities	(7,111)	(11,756)	(24,053)	(40,545)
Other comprehensive income/(loss)	$5,939	$(14,331)	$(53)	$(31,971)
Comprehensive income	$226,353	$207,465	$840,041	$1,155,559
Comprehensive income attributable to non-controlling interests	80,161	113,867	341,109	561,594
Comprehensive income attributable to Royalty Pharma plc	$146,192	$93,598	$498,932	$593,965

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	437,139	$44	170,081	$—	50	$63	365,302	$—	$3,570,585	$2,446,132	$13,177	$4,380,938	$(2,752)	$10,408,187
Contributions	—	—	—	—	—	—	—	—	—	—	—	2,970	—	2,970
Distributions	—	—	—	—	—	—	—	—	—	—	—	(137,880)	—	(137,880)
Dividends ($0.19 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(83,809)	—	—	—	(83,809)
Other exchanges	3,963	—	(3,963)	—	—	—	3,963	—	61,736	—	186	(61,886)	(36)	—
Share-based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	582	—	—	—	—	582
Net income	—	—	—	—	—	—	—	—	—	142,651	—	77,763	—	220,414
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	7,781	5,269	—	13,050
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(4,240)	(2,871)	—	(7,111)
Balance at September 30, 2022	441,104	$44	166,118	$—	50	$63	369,265	$—	$3,632,903	$2,504,974	$16,904	$4,264,303	$(2,788)	$10,416,403

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	427,006	$42	180,166	$—	50	$63	355,217	$—	$3,415,598	$2,291,966	$28,672	$4,671,686	$(2,662)	$10,405,365
Contributions	—	—	—	—	—	—	—	—	—	—	—	6,030	—	6,030
Distributions	—	—	—	—	—	—	—	—	—	—	—	(159,714)	—	(159,714)
Dividends ($0.17 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(73,017)	—	—	—	(73,017)
Other exchanges	2,503	1	(2,503)	—	—	—	2,503	—	38,115	—	212	(38,305)	(23)	—
Share-based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	505	—	—	—	—	505
Net income	—	—	—	—	—	—	—	—	—	101,929	—	119,867	—	221,796
Other comprehensive loss:
Unrealized losses on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(1,497)	(1,078)	—	(2,575)
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(6,834)	(4,922)	—	(11,756)
Balance at September 30, 2021	429,511	$43	177,663	$—	50	$63	357,720	$—	$3,454,218	$2,320,878	$20,553	$4,593,564	$(2,685)	$10,386,634

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	432,963	$43	174,213	$—	50	$63	361,170	$—	$3,507,533	$2,255,179	$16,491	$4,471,951	$(2,715)	$10,248,545
Contributions	—	—	—	—	—	—	—	—	—	—	—	9,173	—	9,173
Distributions	—	—	—	—	—	—	—	—	—	—	—	(433,822)	—	(433,822)
Dividends ($0.57 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(249,121)	—	—	—	(249,121)
Other exchanges	8,095	1	(8,095)	—	—	—	8,095	—	123,783	—	397	(124,108)	(73)	—
Share based compensation and related issuances of Class A ordinary shares	46	—	—	—	—	—	—	—	1,587	—	—	—	—	1,587
Net income	—	—	—	—	—	—	—	—	—	498,916	—	341,178	—	840,094
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	14,262	9,738	—	24,000
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(14,246)	(9,807)	—	(24,053)
Balance at September 30, 2022	441,104	$44	166,118	$—	50	$63	369,265	$—	$3,632,903	$2,504,974	$16,904	$4,264,303	$(2,788)	$10,416,403

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815
Contributions	—	—	—	—	—	—	—	—	—	—	—	20,803	—	20,803
Distributions	—	—	—	—	—	—	—	—	—	—	—	(475,901)	—	(475,901)
Dividends ($0.51 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(211,581)	—	—	—	(211,581)
Other exchanges	41,313	4	(41,313)	—	—	—	41,313	—	586,315	—	4,017	(589,968)	(368)	—
Share-based compensation and related issuances of Class A ordinary shares	63	—	—	—	—	—	—	—	1,939	—	—	—	—	1,939
Net income	—	—	—	—	—	—	—	—	—	611,824	—	575,706	—	1,187,530
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	4,562	4,012	—	8,574
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(22,421)	(18,124)	—	(40,545)
Balance at September 30, 2021	429,511	$43	177,663	$—	50	$63	357,720	$—	$3,454,218	$2,320,878	$20,553	$4,593,564	$(2,685)	$10,386,634

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Cash collections from financial royalty assets	$1,843,899	$1,733,147
Cash collections from intangible royalty assets	72,406	113,133
Other royalty cash collections	51,607	27,469
Distributions from equity method investees	33,316	28,213
Interest received	10,556	3,004
Derivative collateral received	—	34,660
Derivative collateral posted	—	(34,660)
Termination payments on derivative instruments	—	(16,093)
Development-stage funding payments - ongoing	(1,606)	(6,263)
Development-stage funding payments - upfront and milestone	(125,000)	(90,000)
Payments for operating and professional costs	(141,653)	(135,272)
Interest paid	(169,476)	(129,759)
Net cash provided by operating activities	1,574,049	1,527,579

Cash flows from investing activities:
Distributions from equity method investees	—	523
Investments in equity method investees	(9,896)	(28,320)
Purchases of equity securities	(62,785)	(100,013)
Proceeds from equity securities	46,158	115,957
Purchases of available for sale debt securities	(393,737)	(52,755)
Proceeds from available for sale debt securities	46,875	46,875
Purchases of marketable securities	(234,869)	(755,668)
Proceeds from sales and maturities of marketable securities	676,705	1,493,135
Acquisitions of financial royalty assets	(1,491,399)	(2,019,768)
Acquisitions of other financial assets	(21,215)	—
Milestone payments	—	(18,600)
Net cash used in investing activities	(1,444,163)	(1,318,634)

Cash flows from financing activities:
Distributions to non-controlling interests	(322,726)	(363,624)
Distributions to non-controlling interests- other	(113,299)	(119,507)
Dividends to shareholders	(249,121)	(211,581)
Contributions from non-controlling interests- R&D	971	6,083
Contributions from non-controlling interests- other	4,869	11,524
Proceeds from issuance of long-term debt, net of discount	—	1,272,533
Debt issuance costs and other	—	(12,245)
Net cash (used in)/provided by financing activities	(679,306)	583,183
Net change in cash and cash equivalents	(549,420)	792,128
Cash and cash equivalents, beginning of period	1,541,048	1,008,680
Cash and cash equivalents, end of period	$991,628	$1,800,808

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

As a result of the Exchange Offer Transactions, we own indirectly an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust (“RPI Intermediate FT”). We are entitled to 82% of the economics of Old RPI’s wholly-owned subsidiaries, RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and RPI Acquisitions (Ireland) Limited (“RPI Acquisitions”), an Irish private limited company, and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly-owned by Royalty Pharma Select, an Irish unit trust.

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

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Royalty Pharma plc and all majority-owned and controlled subsidiaries, as well as variable interest entities, where we are the primary beneficiary. We consolidate based upon evaluation of our power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance. For consolidated entities where we own or are exposed to less than 100% of the economics of such entity, we record Net income attributable to non-controlling interests on our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

We report non-controlling interests related to the portion of ownership interests of consolidated subsidiaries not owned by us which are attributable to: (1) the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI, (2) the Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests, (3) a de minimis interest in RPCT held by RPSFT and (4) RPI EPA Holdings, LP’s (“EPA Holdings”) ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). Income will not be allocated to EPA Holdings until certain performance conditions are met.

All intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, available for sale securities, financial royalty assets, derivatives and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances as of September 30, 2022 and December 31, 2021 were held with State Street, Bank of America and Scotiabank. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, Biogen, AbbVie, Johnson & Johnson, Merck & Co., Pfizer, Astellas, Novartis and Gilead. As of September 30, 2022 and December 31, 2021, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 31% and 32%, respectively, of our current portion of financial royalty assets and represented the largest individual marketer and payor of our royalties.

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

3. Available for Sale Debt Securities

Cytokinetics Commercial Launch Funding

On January 7, 2022, we entered into a long-term funding agreement with Cytokinetics, Incorporated (“Cytokinetics”) to support further development of aficamten and potential commercialization of omecamtiv mecarbil. As part of the funding agreement, we agreed to provide capital (“Cytokinetics Commercial Launch Funding”) of up to $300 million, which is comprised of five tranches, including an initial tranche of $50 million that was funded upon closing. In the three months ended June 30, 2022, we amended the long-term funding agreement with Cytokinetics to increase the required draw amount. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). As of September 30, 2022, we expect $125 million of the optional $200 million to remain available under the Cytokinetics Commercial Launch Funding due to the likelihood that certain regulatory milestones will not be met by December 31, 2022. Each tranche has an interest-free and payment-free period of six calendar quarters, followed by 34 calendar quarters of installment re-payments totaling 1.9 times the amount drawn.

We elected the fair value option to account for the Cytokinetics Commercial Launch Funding, recorded within Available for sale debt securities on the condensed consolidated balance sheets, as it most accurately reflects the nature of the funding arrangement. The Cytokinetics Funding Commitments, which include options and forwards over the subsequent tranches, are recognized at fair value within Other liabilities as of September 30, 2022 and within Available for sale debt securities as of December 31, 2021 on the condensed consolidated balance sheets. The unrealized changes in the fair value of the funded Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments are recorded within (Gains)/losses on available for sale debt securities in the condensed consolidated statements of operations.

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding partnership with MorphoSys AG (“MorphoSys”) to support its acquisition of Constellation Pharmaceuticals, Inc. which closed on July 15, 2021. As part of the funding agreement, we agreed to provide MorphoSys up to $350 million of capital (the “Development Funding Bonds”), of which MorphoSys was required to draw a minimum of $150 million. Our commitment to fund at least $150 million of the Development Funding Bonds was recognized as the Development Funding Bond Forward. During the three months ended September 30, 2022, we funded $300 million of the Development Funding Bonds, which represents additional funding of $150 million above the minimum funding commitment (“Additional Funding”) and we settled the Development Funding Bond Forward at the same time. We have no remaining funding commitment under the Development Funding Bonds. We expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning during the three months ended December 31, 2024.

We elected the fair value option to account for the Development Funding Bonds and the Development Funding Bond Forward as it most accurately reflects the nature of the instruments. The Development Funding Bonds and the Development Funding Bond Forward are recorded within Available for sale debt securities on our consolidated balance sheet. The changes in the fair values of the Development Funding Bonds and the Development Funding Bond Forward are recorded within (Gains)/losses on available for sale debt securities in the condensed consolidated statements of operations.

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

On October 3, 2022, Pfizer acquired Biohaven, which was a change of control event that accelerated the redemption of all outstanding Series A Biohaven Preferred Shares at a price equal to two times the original purchase price. In connection with the completion of Pfizer’s acquisition of Biohaven, all outstanding Series A Biohaven Preferred Shares were redeemed in a lump sum payment. We no longer hold any Series A Biohaven Preferred Shares.

The Series A Biohaven Preferred Shares are classified as Available for sale debt securities on our condensed consolidated balance sheets. The unrealized change in the fair value of the Series A Biohaven Preferred Shares is recorded within Unrealized gains/(losses) on available for sale debt securities in the condensed consolidated statements of comprehensive income. In the three and nine months ended September 30, 2022, $7.1 million and $24.1 million, respectively, of the unrealized gains were reclassified from other comprehensive income to Interest income in the condensed consolidated statements of operations. In the three and nine months ended September 30, 2021, $11.8 million and $40.5 million, respectively, of the unrealized gains were reclassified from other comprehensive income to Interest income in the condensed consolidated statements of operations.

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

On October 3, 2022, Pfizer acquired Biohaven, which was a change of control event that accelerated the issuance of all unissued Series B Biohaven Preferred Shares and the redemption of all outstanding Series B Biohaven Preferred Shares at a price equal to approximately 1.8 times the original issue price. In connection with the completion of Pfizer’s acquisition of Biohaven, we purchased all remaining Series B Biohaven Preferred Shares simultaneously with the redemption of all outstanding Series B Biohaven Preferred Shares, for which we received a lump sum payment. We no longer hold any Series B Biohaven Preferred Shares.

As of September 30, 2022, we have acquired 2,279 shares of Series B Biohaven Preferred Shares. We elected the fair value option to account for the Series B Biohaven Preferred Shares and the Series B Forwards, which are recorded in aggregate as Available for sale debt securities on the condensed consolidated balance sheets. We believe the fair value option most accurately reflects the nature of these instruments. The unrealized changes in the fair values of the Series B Biohaven Preferred Shares and Series B Forwards are recorded within (Gains)/losses on available for sale debt securities in the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our available for sale debt securities recorded at fair value as of September 30, 2022 and December 31, 2021 (in thousands):

	Cost	Unrealized Gains/(Losses)	Fair Value	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities (3)	Total
As of September 30, 2022
Debt securities (1)	$584,824	$98,007	$682,831	$343,031	$339,800	$—	$—	$682,831
Forwards (2)	—	66,316	66,316	66,316	—	—	—	66,316
Funding commitments (2)	(9,400)	(500)	(9,900)	—	—	—	(9,900)	(9,900)
Total available for sale debt securities	$575,424	$163,823	$739,247	$409,347	$339,800	$—	$(9,900)	$739,247

As of December 31, 2021
Debt securities (1)	$204,509	$49,191	$253,700	$66,000	$187,700	$—	$—	$253,700
Forwards (2)	—	16,700	16,700	—	16,700	—	—	16,700
Total available for sale debt securities	$204,509	$65,891	$270,400	$66,000	$204,400	$—	$—	$270,400
(1)The cost for the Series A Biohaven Preferred Shares represents amortized cost. The cost for the Series B Biohaven Preferred Shares represents the amounts paid to purchase the instruments. The cost of the Development Funding Bonds represents the amounts funded. The cost associated with the funded Cytokinetics Commercial Launch Funding reflects the fair value on the purchase date.
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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, equity securities, derivatives, available for sale debt securities, royalty interests and long-term debt. Cash and cash equivalents, marketable securities, equity securities, derivatives, available for sale debt securities and certain royalty interests are reported at their respective fair values on our condensed consolidated balance sheets. For financial instruments which are carried at fair value, the level in the fair value hierarchy is based on the lowest level of inputs that is significant to the fair value measurement in its entirety. Outstanding borrowings and non-current financial royalty assets are reported at their amortized costs on our condensed consolidated balance sheets, for which fair values are disclosed. The remaining financial instruments are reported on our condensed consolidated balance sheets at amounts that approximate fair values.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated, classified in accordance with the fair value hierarchy described above (in thousands):

	As of September 30, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$—	$—	$—	$—	$598,253	$—	$—	$598,253
Commercial paper	—	—	—	—	—	13,997	—	13,997
Certificates of deposit	—	—	—	—	—	40,954	—	40,954
Marketable securities
Commercial paper	—	27,750	—	27,750	—	207,457	—	207,457
Certificates of deposit	—	88,087	—	88,087	—	374,415	—	374,415
U.S. government securities	—	24,089	—	24,089	—	—	—	—
Available for sale debt securities
Debt securities (1)	—	—	343,031	343,031	—	—	66,000	66,000
Forwards (2)	—	—	66,316	66,316	—	—	—	—
Derivative instruments (3)	—	—	84,860	84,860	—	—	—	—
Total current assets	$—	$139,926	$494,207	$634,133	$598,253	$636,823	$66,000	$1,301,076

Equity securities	244,524	—	18,296	262,820	226,787	—	43,013	269,800
Available for sale debt securities
Debt securities (1)	—	—	339,800	339,800	—	—	187,700	187,700
Forwards (2)	—	—	—	—	—	—	16,700	16,700
Derivative instruments (3)	—	—	12,730	12,730	—	—	—	—
Royalty at fair value (4)	—	—	13,937	13,937	—	—	—	—
Total non-current assets	$244,524	$—	$384,763	$629,287	$226,787	$—	$247,413	$474,200

Liabilities:
Available for sale debt securities
Funding commitments (5)	—	—	(9,900)	(9,900)	—	—	—	—
Total non-current liabilities	$—	$—	$(9,900)	$(9,900)	$—	$—	$—	$—
(1)Reflects the fair value of the Series A Biohaven Preferred Shares and Series B Biohaven Preferred Shares. As of September 30, 2022, amounts also include the fair value of the funded portion of the Cytokinetics Commercial Launch Funding and the Development Funding Bonds.
(2)Reflects the fair value of our obligations to fund the acquisitions of the Series B Biohaven Preferred Shares as recorded within current assets as of September 30, 2022 and within non-current assets as of December 31, 2021. As of December 31, 2021, the amount also reflects the fair value of our obligations to fund the Development Funding Bonds as recorded within non-current assets.
(3)Related to the Milestone Acceleration Option (defined below) recorded within Other current assets and Other assets on the condensed consolidated balance sheet.
(4)Recorded within Other assets on the condensed consolidated balance sheet. See Note 8–Non-Consolidated Affiliates for additional discussion.
(5)Related to the fair value of the Cytokinetics Funding Commitments as reflected within Other liabilities on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2022, we recognized gains of $5.2 million and losses of $12.8 million, respectively, on equity securities still held as of September 30, 2022. For the three and nine months ended September 30, 2021, we recognized gains of $10.0 million and $22.6 million, respectively, on equity securities still held as of September 30, 2022.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments, which relate to equity securities, a royalty interest, derivative instruments and available for sale debt securities, including the underlying securities, forwards and funding commitments (in thousands):

	For the Three Months Ended September 30, 2022						For the Three Months Ended September 30, 2021
	Equity Securities	Debt Securities	Forwards	Funding Commitments	Derivative Instruments	Royalty at Fair Value	Debt Securities	Forwards
Balance at the beginning of the period	$28,785	$363,000	$28,100	$(8,100)	$71,800	$21,215	$240,400	$30,800
Purchases	—	314,579	—	—	—	—	17,585	—
Losses on initial recognition (1)	—	(8,800)	—	—	—	—	—	—
Losses on equity securities	(10,489)	—	—	—	—	—	—	—
Gains on derivative financial instruments	—	—	—	—	25,790	—	—	—
Unrealized gains/(losses) on available for sale debt securities included in other comprehensive income/(losses) (2)	—	13,050	—	—	—	—	(2,575)	—
Gains/(losses) on available for sale debt securities included in earnings (3)	—	14,200	40,643	(1,800)	—	—	(200)	(14,685)
Other non-operating expense	—	—	—	—	—	(7,278)	—	—
Settlement of forwards (4)	—	2,427	(2,427)	—	—	—	4,215	(4,215)
Redemption of debt securities	—	(15,625)	—	—	—	—	(15,625)	—
Balance at the end of the period	$18,296	$682,831	$66,316	$(9,900)	$97,590	$13,937	$243,800	$11,900
(1)Represents the difference in (a) the fair value of the Additional Funding (as defined above) of the Development Funding Bonds and (b) the actual additional funded amount of $150 million. Refer to footnote (3) below for discussion on the change in fair value of the Development Funding Bond Forward.
(2)Related to Series A Biohaven Preferred Shares.
(3)Amounts reflect changes in the fair values of the Series B Biohaven Preferred Shares, Series B Forwards, and Development Funding Bond Forward. For the three months ended September 30, 2022, amounts also reflect the change in the fair value of the funded portion of the Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments.
(4)Amounts reflect the fair value attributed to the Series B Forwards that were settled as we acquired the Series B Biohaven Preferred Shares, which is included in the fair value of the Series B Biohaven Preferred Shares. Amounts also reflect the fair value attributed to the Development Funding Bond Forward that was settled upon funding the Development Funding Bonds in the three months ended September 30, 2022, which is included in the fair value of the Development Funding Bonds.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022						For the Nine Months Ended September 30, 2021
	Equity Securities	Debt Securities	Forwards	Funding Commitments	Derivative Instruments	Royalty at Fair Value	Debt Securities	Forwards
Balance at the beginning of the period	$43,013	$253,700	$16,700	$—	$—	$—	$214,400	$18,600
Purchases	28,785	393,737	—	—	—	21,215	52,755	—
Gains/(losses) on initial recognition (1)	—	600	—	(9,400)	—	—	—	—
Losses on equity securities	(12,810)	—	—	—	—	—	—	—
Gains on derivative financial instruments	—	—	—	—	97,590	—	—	—
Unrealized gains on available for sale debt securities included in other comprehensive losses (2)	—	24,000	—	—	—	—	8,574	—
Gains/(losses) on available for sale debt securities included in earnings (3)	—	44,400	62,885	(500)	—	—	301	7,945
Other non-operating expense	—	—	—	—	—	(7,278)	—	—
Settlement of forwards (4)	—	13,269	(13,269)	—	—	—	14,645	(14,645)
Transfer out of Level 3 (5)	(40,692)	—	—	—	—	—	—	—
Redemption of debt securities	—	(46,875)	—	—	—	—	(46,875)	—
Balance at the end of the period	$18,296	$682,831	$66,316	$(9,900)	$97,590	$13,937	$243,800	$11,900
(1)Represents purchase price allocation to arrive at the appropriate fair value on initial recognition. Amounts also represent the difference in (a) the fair value of the Additional Funding (as defined above) of the Development Funding Bonds and (b) the actual additional funded amount of $150 million. Refer to footnote (3) below for discussion on the change in fair value of the Development Funding Bond Forward.
(2)Related to Series A Biohaven Preferred Shares.
(3)Amounts reflect changes in the fair values of the Series B Biohaven Preferred Shares, Series B Forwards and Development Funding Bond Forward. For the nine months ended September 30, 2022, amounts also reflect the change in the fair value of the funded portion of the Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments.
(4)Amounts reflect the fair value attributed to the Series B Forwards that were settled as we acquired the Series B Biohaven Preferred Shares, which is included in the fair value of the Series B Biohaven Preferred Shares. Amounts also reflect the fair value attributed to the Development Funding Bond Forward that was settled upon funding the Development Funding Bonds in the three months ended September 30, 2022, which is included in the fair value of the Development Funding Bonds.
(5)Related to transfer restriction expiration of BioCryst common stock.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements in the fair value hierarchy.

ApiJect Investment

We utilized the discounted cash flow method using Level 3 inputs, including forecasted cash flows and the weighted average cost of capital, to estimate the fair value as of September 30, 2022 of the equity securities and revenue participation right that we acquired from ApiJect Holdings, Inc. (“ApiJect”), a private company, in April 2022. Our estimate of the forecasted cash flows and the weighted average cost of capital could reasonably be different than those selected by a market participant in the event of a sale of the instruments, which would mean that the estimated fair value could be significantly higher or lower. Refer to Note 8–Non-Consolidated Affiliates for additional discussion.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cytokinetics Commercial Launch Funding

We estimated the fair value of the funded Cytokinetics Commercial Launch Funding as of September 30, 2022 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Commercial Launch Funding requires significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of September 30, 2022 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. This methodology incorporates Level 3 fair value measurements and inputs, including an assumed interest rate volatility of 30% and an assumed risk-adjusted discount rate of 17.9%. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

BioCryst Common Stock

In November 2021, we purchased 3,846 thousand shares of common stock of BioCryst Pharmaceuticals, Inc. (“BioCryst”), calculated based on the volume-weighted average price of BioCryst’s common stock over a period preceding the closing of the transaction. As part of the transaction, we were restricted from selling the BioCryst common stock for six months following the close of the transaction. We determined the fair value of the BioCryst common stock as of December 31, 2021 based on the closing stock price and adjusted for the transfer restriction, which was determined by calculating the value of a put option over the BioCryst common stock to match the duration of the transfer restriction. This methodology incorporated Level 3 inputs, including the estimated volatility of the BioCryst common stock, which required the use of significant judgement. Our estimated volatility could be reasonably different than the actual volatility of BioCryst’s common stock, which would mean that the estimated fair value for the BioCryst common stock could be significantly higher or lower than the fair value determined by management at any particular date. The transfer restriction expired and the BioCryst common stock was transferred from a Level 3 to a Level 1 asset during the three months ended June 30, 2022.

MorphoSys Development Funding Bonds

The fair value of the Development Funding Bonds and the Development Funding Bond Forward as of September 30, 2022 and December 31, 2021, respectively, was based on a discounted cash flow calculation using an estimated risk-adjusted discount rate, which is a Level 3 fair value input. Our estimate of a risk adjusted discount rate could reasonably be different than the discount rate selected by a market participant in the event of a sale of the instrument, which would mean that the estimated fair value could be significantly higher or lower. During the three months ended September 30, 2022, the Development Funding Bond Forward was settled upon funding the Development Funding Bonds.

Series A Biohaven Preferred Shares

The fair value of the Series A Biohaven Preferred Shares as of September 30, 2022 and December 31, 2021 was based on the cash flows due to us from Biohaven of two times the original purchase price of the Series A Biohaven Preferred Shares payable in equal quarterly installments of $15.6 million following the FDA approval and starting one-year after FDA approval through the three months ended December 31, 2024. When the FDA approved Nurtec ODT in February 2020, we became entitled to receive a fixed payment amount of $250 million payable in equal quarterly payments between the three months ended March 31, 2021 and the three months ended December 31, 2024.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We estimated the fair value of the Series A Biohaven Preferred Shares as of September 30, 2022 and December 31, 2021 using probability-adjusted discounted cash flow calculations incorporating Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability of a change of control event occurring during the investment term, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a four-year time period and developing a risk-adjusted discount rate requires significant judgement. As of September 30, 2022, we estimated that a change of control event was imminent and, as such, we did not apply a discount rate. Our estimate of a risk adjusted discount rate was 9.5% as of December 31, 2021.Our estimated discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Series B Biohaven Preferred Shares

The fair value of each of the Series B Biohaven Preferred Shares and Series B Forwards as of September 30, 2022 and December 31, 2021 were based on probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability that there will be a change of control event in different periods of time, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over the duration of the Series B Biohaven Preferred Shares and developing a risk-adjusted discount rate requires significant judgement. As of September 30, 2022, we estimated that a change of control event was imminent. Our estimate of a risk adjusted discount rate, expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than those determined by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Milestone Acceleration Option

On August 7, 2020, we entered into an expanded funding agreement with Biohaven, including the Series B Biohaven Preferred Share Agreement, to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones payable over time. We exercised our right to accelerate outstanding zavegepant milestone payments in a lump sum amount (“Milestone Acceleration Option”) in connection with Pfizer’s acquisition of Biohaven. The Milestone Acceleration Option is an embedded derivative instrument for which the associated fair value was not material prior to three months ended June 30, 2022, when Pfizer announced its intended acquisition of Biohaven. As of September 30, 2022, the fair value of the Milestone Acceleration Option was $97.6 million, of which $84.9 million was recorded within Other current assets and $12.7 million was recorded within Other assets on the condensed consolidated balance sheet. For the three and nine months ended September 30, 2022, we recorded unrealized gains of $25.8 million and $97.6 million, respectively, related to the change in the fair value of the Milestone Acceleration Option within (Gains)/losses on derivative financial instruments in the condensed consolidated statements of operations.

We estimated the fair value of the Milestone Acceleration Option as of September 30, 2022 using the “with-and-without” methodology, which is a variation of the income approach and is based on the difference between cash flows for two different scenarios. The prospective cash flows for the success-based milestone payments include the Milestone Acceleration Option in the first scenario. For the second scenario, the prospective cash flows are estimated assuming they remain payable over time. The difference between the fair value of these two scenarios represents the fair value of the Milestone Acceleration Option. This methodology includes the use of Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates, estimated probabilities of achieving the success-based milestones, and the probability that there will be a change of control event in different periods of time, which would result in accelerated milestone payments. Assessing the probability that there will be a change of control event, the likelihood that the success-based milestones are achieved over the duration of the Milestone Acceleration Option and developing a risk-adjusted discount rate requires significant judgement; however, as of September 30, 2022, we estimated that a change of control was imminent. Our estimate of a risk adjusted discount rate, probabilities of achieving marketing approval, and the probability and timing of the occurrence of a change of control event could reasonably be different than those determined by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

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

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. Management calculates the fair value of financial royalty assets using the forecasted royalty payments that are expected to be received based on the projected product sales for all royalty bearing products as estimated by sell-side equity research analysts’ consensus sales forecasts. Where such consensus sales forecasts are not available, management uses reasonable judgment to make assumptions about the projected product sales. These projected future royalty payments by asset along with any projected incoming or outgoing milestone payments are then discounted to a present value using appropriate individual discount rates. The fair value of financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. Estimated fair values based on Level 3 inputs and related carrying values for the non-current portion of financial royalty assets as of September 30, 2022 and December 31, 2021 are presented below (in thousands):

	As of September 30, 2022		As of December 31, 2021
	Fair Value	Carrying Value, net	Fair Value	Carrying Value, net
Financial royalty assets, net	$18,490,959	$14,287,399	$19,047,183	$13,718,245

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

		As of September 30, 2022
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value (4)
Cystic fibrosis franchise	2037 (2)	$5,343,413	$—	$5,343,413
Tysabri	(3)	1,722,204	(119,691)	1,602,513
Trelegy	2029-2030	1,298,901	—	1,298,901
Imbruvica	2027-2032	1,441,303	(550,915)	890,388
Tremfya	2031-2032	885,917	—	885,917
Xtandi	2027-2028	1,032,627	(226,217)	806,410
Other	2023-2040	5,523,607	(1,195,662)	4,327,945
Total		$17,247,972	$(2,092,485)	$15,155,487
Less: Cumulative allowance for credit losses (Note 6)				(192,231)
Total financial royalty assets, net				$14,963,256
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
(4)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 6–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

		As of December 31, 2021
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value (5)
Cystic fibrosis franchise	2037 (2)	$5,335,641	$(48,636)	$5,287,005
Tysabri	(3)	1,846,069	(16,617)	1,829,452
Imbruvica	2027-2032	1,438,730	(236,871)	1,201,859
Xtandi	2027-2028	1,100,065	(172,101)	927,964
Tremfya	2031-2032	881,671	—	881,671
Evrysdi	2030-2035 (4)	727,774	—	727,774
Other	2023-2040	4,697,591	(909,916)	3,787,675
Total		$16,027,541	$(1,384,141)	$14,643,400
Less: Cumulative allowance for credit losses (Note 6)				(310,804)
Total financial royalty assets, net				$14,332,596
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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands):

Activity for the Period
Balance at December 31, 2021 (1)	$(1,694,945)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(987,507)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	273,538
Write-off of cumulative allowance	5,625
Current period provision for credit losses, net (2)	118,573
Balance at September 30, 2022	$(2,284,716)
(1)Includes $310.8 million related to cumulative allowance for credit losses.
(2)In the nine months ended September 30, 2022, the provision income for credit losses was primarily related to a change in the payor for a particular product and a significant decline in the value of the Tazverik financial royalty asset.

7. Intangible Royalty Assets, Net

The following tables summarize the cost, accumulated amortization and net carrying value of our intangible royalty assets as of September 30, 2022 and December 31, 2021 (in thousands):

As of September 30, 2022	Cost	Accumulated Amortization	Net Carrying Value
DPP-IV patents	$606,216	$606,216	$—
Total intangible royalty assets	$606,216	$606,216	$—

As of December 31, 2021	Cost	Accumulated Amortization	Net Carrying Value
DPP-IV patents	$606,216	$600,546	$5,670
Total intangible royalty assets	$606,216	$600,546	$5,670

As of September 30, 2022, the intangible royalty assets were fully amortized as our royalties on Januvia and Janumet expired in the three months ended March 31, 2022. Our royalties on the other DPP-IV products have also substantially ended.

Revenue from intangible assets is tied to underlying patent protected sales of DPP-IV products of various licensees. Such revenue is earned from sales occurring primarily in the United States and Europe; however, we do not have the ability to disaggregate such revenue from licensees based on the geography of the underlying sales as this information may not be provided to us by marketers. For the three months ended September 30, 2022, revenue from intangible royalty assets was not material. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 63% of revenues from intangible royalty assets in the three months ended September 30, 2021. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 90% and 80% of revenues from intangible royalty assets in the nine months ended September 30, 2022 and 2021, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities for which we have elected the fair value option.

ApiJect

During the three months ended June 30, 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for our investments in ApiJect. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment was recorded within Equity securities and the change in fair value was recorded within (Gains)/losses on equity securities. The fair value of the revenue participation right was recorded within Other assets and the change in fair value was recorded within Other non-operating expense, net. No amounts were due from ApiJect as of September 30, 2022.

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

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this quarterly report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. During the three and nine months ended September 30, 2022, we recorded a loss allocation of $2.1 million and an income allocation of $7.2 million, respectively, within Equity in losses/(earnings) of equity method investees. During the three and nine months ended September 30, 2021, we recorded income allocations of $11.2 million and $41.9 million, respectively, within Equity in losses/(earnings) of equity method investees. We received cash distributions from the Legacy SLP Interest of $5.8 million and $19.9 million in the three and nine months ended September 30, 2022, respectively. We received cash distributions from the Legacy SLP Interest of $6.2 million and $14.8 million in the three and nine months ended September 30, 2021, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”), BAv Financing II, LP and its related entities (“Avillion II,” together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. During the three and nine months ended September 30, 2022, we recorded a loss allocation from the Avillion Entities of $1.2 million and $9.3 million, respectively, within Equity in losses/(earnings) of equity method investees. During the three and nine months ended September 30, 2021, we recorded a loss allocation from the Avillion Entities of $8.4 million and $23.4 million, respectively, within Equity in losses/(earnings) of equity method investees.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million during each of the nine months ended September 30, 2022 and 2021, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2018, RPIFT entered into an agreement, which was amended in July 2021 and was further amended in June 2022, to increase the funding amount by $27.5 million, which totaled $150.0 million over multiple years in Avillion II, which is a party to a co-development agreement with AstraZeneca, to fund a portion of the costs of Phase 2 and 3 clinical trials to advance PT027 through a global clinical development program for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments.

Our maximum exposure to loss at any particular reporting date is limited to the current carrying value of the investment plus the unfunded commitments. As of September 30, 2022 and December 31, 2021, RPIFT had unfunded commitments related to the Avillion Entities of $28.8 million and $11.2 million, respectively.

9. Research & Development (“R&D”) Funding Expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. R&D funding expense includes development-stage funding payments that are made upfront or upon pre-approval milestones and development-stage funding payments that are made over time as the related product candidates undergo clinical trials with our counterparties. During the nine months ended September 30, 2022 and 2021, we did not enter into any new ongoing R&D funding arrangements.

We recognized R&D funding expense of $25.5 million and $126.6 million for the three and nine months ended September 30, 2022, respectively. We recognized R&D funding expense of $90.5 million and $96.3 million for the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2022, R&D funding expense primarily related to upfront and milestone development-stage funding payments of $100.0 million and $25.0 million to acquire royalties on development-stage product candidates from Cytokinetics and Theravance Biopharma, Inc., respectively. During the nine months ended September 30, 2021, we recognized $90.0 million as upfront R&D funding expense in exchange for future royalties on two development-stage products from MorphoSys.

10. Borrowings

Our borrowings as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of September 30, 2022	As of December 31, 2021
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Unamortized debt discount and issuance costs			(188,740)	(203,930)
Total debt carrying value			7,111,260	7,096,070
Less: Current portion of long-term debt			(996,583)	—
Total long-term debt			$6,114,677	$7,096,070

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly-owned subsidiary. We are required to comply with certain covenants under our Notes and as of September 30, 2022, we were in compliance with all applicable covenants.

As of September 30, 2022 and December 31, 2021, the fair value of our outstanding Notes using Level 2 inputs was approximately $5.6 billion and $7.2 billion, respectively.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”). The Credit Agreement amended and restated the prior credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Credit Agreement extended the maturity of the Revolving Credit Facility to September 15, 2026. As of September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. If these financial covenants are not satisfied, the Credit Agreement prohibits us from engaging in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of September 30, 2022, RP Holdings was in compliance with these covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principal Payments on the Notes

The future principal payments for our borrowings as of September 30, 2022 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2022	$—
2023	1,000,000
2024	—
2025	1,000,000
2026	—
Thereafter	5,300,000
Total (1)	$7,300,000
(1)Excludes unamortized debt discount and issuance costs of $188.7 million as of September 30, 2022, which are amortized through interest expense over the remaining life of the underlying debt obligations.

11. Shareholders’ Equity

Capital Structure

We have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up of the Company. As of September 30, 2022, we had 441,104 thousand Class A ordinary shares and 166,118 thousand Class B ordinary shares outstanding.

An exchange agreement entered into in connection with the IPO by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings (the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of September 30, 2022, we had outstanding deferred shares of 369,265 thousand.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. The Class R redeemable shares may be redeemed at our option in the future. Any such redemption would be at the nominal value of £1 each.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Controlling Interests

The net change in the balance of our four non-controlling interests for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
June 30, 2022	$8,882	$1,716,186	$2,655,870	$—	$4,380,938
Contributions	—	1,570	1,400	—	2,970
Distributions	(4,175)	(95,084)	(38,621)	—	(137,880)
Other exchanges	—	—	(61,886)	—	(61,886)
Net Income	1,935	21,432	54,396	—	77,763
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	2,294	2,975	—	5,269
Reclassification of unrealized gains on available for sale debt securities	—	(1,250)	(1,621)	—	(2,871)
September 30, 2022	$6,642	$1,645,148	$2,612,513	$—	$4,264,303

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2021	$13,528	$1,809,269	$2,649,154	$—	$4,471,951
Contributions	—	4,964	4,209	—	9,173
Distributions	(20,188)	(302,670)	(110,964)	—	(433,822)
Other exchanges	—	—	(124,108)	—	(124,108)
Net Income	13,302	133,595	194,281	—	341,178
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	4,218	5,520	—	9,738
Reclassification of unrealized gains on available for sale debt securities	—	(4,228)	(5,579)	—	(9,807)
September 30, 2022	$6,642	$1,645,148	$2,612,513	$—	$4,264,303

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
June 30, 2021	$20,640	$1,894,027	$2,757,019	$—	$4,671,686
Contributions	—	3,300	2,730	—	6,030
Distributions	(18,562)	(109,780)	(31,372)	—	(159,714)
Other exchanges	—	—	(38,305)	—	(38,305)
Net income	13,851	63,424	42,592	—	119,867
Other comprehensive loss:					—
Unrealized losses on available for sale debt securities	—	(453)	(625)	—	(1,078)
Reclassification of unrealized gains on available for sale debt securities	—	(2,066)	(2,856)	—	(4,922)
September 30, 2021	$15,929	$1,848,452	$2,729,183	$—	$4,593,564

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2020	$12,436	$1,939,509	$3,125,091	$—	$5,077,036
Contributions	—	13,207	7,596	—	20,803
Distributions	(44,691)	(332,069)	(99,141)	—	(475,901)
Other exchanges	—	—	(589,968)	—	(589,968)
Net income	48,184	233,424	294,098	—	575,706
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	1,507	2,505	—	4,012
Reclassification of unrealized gains on available for sale debt securities	—	(7,126)	(10,998)	—	(18,124)
September 30, 2021	$15,929	$1,848,452	$2,729,183	$—	$4,593,564

The Continuing Investors Partnerships’ ownership in RP Holdings decreases as the Continuing Investors Partnerships exchange RP Holdings Class B Interests held for Class A ordinary shares. As of September 30, 2022, the Continuing Investors Partnerships owned approximately 27% of RP Holdings with the remaining 73% owned by Royalty Pharma plc.

RP Holdings Class C Special Interest Held by EPA Holdings

EPA Holdings, an affiliate of the Manager, is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period are grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, EPA Holdings is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards will be allocated and paid by RP Holdings to EPA Holdings as the holder of the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. EPA Holdings may also receive a periodic cash advance in respect of the RP Holdings Class C Special Interest to the extent necessary for EPA Holdings or any of its beneficial owners to pay when due any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest. We do not expect any material Equity Performance Awards to be payable until certain performance conditions discussed above are met.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. In the nine months ended September 30, 2022, we declared and paid three quarterly cash dividends of $0.19 per Class A ordinary share for an aggregate amount of $249.1 million to holders of our Class A ordinary shares. In the nine months ended September 30, 2021, we declared and paid three quarterly cash dividends of $0.17 per Class A ordinary share for an aggregate amount of $211.6 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares have been reserved for future issuance to our independent directors.

RSU Activity and Share-based Compensation

We grant RSUs to our independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized on a straight-line basis over the requisite service period of generally one year as part of General and administrative expenses in the condensed consolidated statements of operations. In the three and nine months ended September 30, 2022 and 2021, respectively, we did not recognize material share-based compensation expenses.

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

Our outstanding Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. Potentially dilutive securities also include Class B ordinary shares contingently issuable to EPA Holdings related to Equity Performance Awards and unvested RSUs issued under our 2020 Independent Director Equity Incentive Plan. We use the “if-converted” method to determine the potentially dilutive effect of our outstanding Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs. For the three and nine months ended September 30, 2022 and 2021, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Consolidated net income	$220,414	$221,796	$840,094	$1,187,530
Less: Net income attributable to Continuing Investors Partnerships	54,396	42,592	194,281	294,098
Less: Net income attributable to Legacy Investors Partnerships and RPSFT	23,367	77,275	146,897	281,608
Net income attributable to Royalty Pharma plc - basic	142,651	101,929	498,916	611,824
Add: Reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B ordinary shares	54,396	42,592	194,281	294,098
Net income attributable to Royalty Pharma plc - diluted	$197,047	$144,521	$693,197	$905,922

Denominator
Weighted average Class A ordinary shares outstanding - basic	439,293	428,230	436,542	409,253
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	167,927	178,942	170,651	197,881
Unvested RSUs	6	2	16	18
Weighted average Class A ordinary shares outstanding - diluted	607,226	607,174	607,209	607,152

Earnings per Class A ordinary share - basic	$0.32	$0.24	$1.14	$1.49
Earnings per Class A ordinary share - diluted	$0.32	$0.24	$1.14	$1.49

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities:
Consolidated net income	$840,094	$1,187,530
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,578,555)	(1,538,871)
Provision for changes in expected cash flows from financial royalty assets	595,396	186,337
Amortization of intangible assets	5,670	17,200
Amortization of debt discount and issuance costs	16,026	14,822
(Gains)/losses on derivative financial instruments	(97,590)	21,436
Losses on equity securities	22,970	17,980
Equity in losses/(earnings) of equity method investees	2,117	(18,532)
Distributions from equity method investees	33,316	28,213
Loss on extinguishment of debt	—	358
Share-based compensation	1,587	1,939
Interest income accretion	(24,053)	(40,545)
Gains on available for sale debt securities	(97,985)	(8,246)
Termination of derivative financial instruments	—	(16,093)
Other	3,443	3,263
Decrease/(increase) in operating assets:
Cash collected on financial royalty assets	1,843,899	1,733,147
Accrued royalty receivable	37,574	(26,502)
Other royalty income receivable	(4,108)	(7,833)
Other current assets and other assets	8,253	(473)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	10,492	(2,138)
Interest payable	(44,497)	(25,413)
Net cash provided by operating activities	$1,574,049	$1,527,579

14. Commitments and Contingencies

Funding Commitments

We have various funding commitments as of September 30, 2022 as described below. See Note 3–Available for Sale Debt Securities for additional discussion of the respective arrangements.

Cytokinetics Commercial Launch Funding

As of September 30, 2022, $250 million of the Cytokinetics Commercial Launch Funding remained unfunded. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones. As of September 30, 2022, we expect $125 million of the optional $200 million to remain available under the Cytokinetics Commercial Launch Funding due to the likelihood that certain regulatory milestones will not be met by December 31, 2022.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Series B Biohaven Preferred Shares

As of September 30, 2022, we have a remaining commitment of $85.8 million under the Commercial Launch Preferred Equity to purchase 1,713 shares of Series B Biohaven Preferred Shares. On October 3, 2022, Pfizer acquired Biohaven which was a change of control event that accelerated the issuance and redemption of all unissued Series B Biohaven Preferred Shares. In connection with the completion of Pfizer’s acquisition of Biohaven, we have no remaining commitment related to the Series B Biohaven Preferred Shares.

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

15. Related Party Transactions

The Manager

The Manager is the investment manager of Royalty Pharma plc and its subsidiaries. The sole member of the Manager, Pablo Legorreta, holds an interest in us and serves as our Chief Executive Officer and Chairman of our board of directors.

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

During the three and nine months ended September 30, 2022, total operating and personnel payments incurred were $40.6 million and $117.8 million, respectively, including the amounts attributable to Old RPI, and were recognized within General and administrative expenses in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, total operating and personnel payments incurred were $39.9 million and $108.0 million, respectively, including the amounts attributable to Old RPI, and were recognized within General and administrative expenses in the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Distributions Payable to Non-Controlling Interests

The distributions payable to non-controlling interests represent the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPSFT’s non-controlling interest in RPCT. The distributions payable to non-controlling interests include the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Due to Legacy Investors Partnerships	$98,601	$92,608
Due to RPSFT	7,130	15,326
Total distributions payable to non-controlling interests	$105,731	$107,934

Acquisition from Bristol Myers Squibb

In November 2017, RPI Acquisitions, a consolidated subsidiary, entered into a purchase agreement with Bristol Myers Squibb (“BMS”) to acquire from BMS a percentage of its future royalties on worldwide sales of Onglyza, Farxiga and related diabetes products marketed by AstraZeneca (the “Purchase Agreement”). On December 8, 2017, RPI Acquisitions entered into a purchase, sale and assignment agreement (“Assignment Agreement”) with a wholly-owned subsidiary of BioPharma Credit PLC (“BPCR”), an entity related to us. Under the terms of the Assignment Agreement, RPI Acquisitions assigned the benefit of 50% of the payment stream acquired from BMS to BPCR in consideration for BPCR meeting 50% of the funding obligations owed to BMS under the Purchase Agreement.

As of September 30, 2022 and December 31, 2021, the financial royalty asset of $110.9 million and $130.9 million, respectively, on the condensed consolidated balance sheets represents only our right to the future payment streams acquired from BMS.

Other Transactions

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI Inc. (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to assist MSCI in the design of a classification framework and index methodologies in order to expand MSCI’s thematic index suite with the launch of new indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both September 30, 2022 and December 31, 2021. The financial impact associated with this transaction has not been material to date.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnership whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million is recorded as treasury interests, of which $1.5 million and $1.6 million were held by non-controlling interests as of September 30, 2022 and December 31, 2021, respectively.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16. Subsequent Events

In October 2022, we entered into a R&D funding agreement with MSD International Business GmbH (“Merck”) to co-fund the development of MK-8189, an investigational oral PDE10A inhibitor currently being evaluated in a Phase 2b study for the treatment of schizophrenia. We funded $50 million upon closing, and if Merck decides to proceed with Phase 3. we have the option to fund up to an additional $375 million. In exchange, we are eligible to receive milestone payments upon certain regulatory approvals and royalties on annual worldwide sales of any approved product.

In October 2022, GSK plc (“GSK”) announced that the limited efficacy demonstrated in the ContRAst Phase 3 program does not support a suitable benefit/risk profile for otilimab as a potential treatment for rheumatoid arthritis. As a result, GSK has decided not to progress with regulatory submissions. Following this announcement, we wrote off the financial royalty asset associated with otilimab, which had a carrying value of $160.1 million as of September 30, 2022.

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

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta, Kalydeco, Orkambi and Symdeko, Biogen’s Tysabri, AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, GSK’s Trelegy, Novartis’ Promacta, Pfizer’s Nurtec ODT, Johnson & Johnson’s Tremfya, Roche’s Evrysdi, Gilead’s Trodelvy, and 13 development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

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

•Synthetic Royalties/R&D Funding – Newly-created royalties on approved or late-stage development therapies with strong proof of concept and high commercial potential. A synthetic royalty is the contractual right to a percentage of top-line sales by the developer and/or marketer of a therapy in exchange for funding. A synthetic royalty may also include contingent milestone payments. We also fund ongoing research and development (“R&D”), typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved.

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

As a result of the Exchange Offer Transactions, we own indirectly an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust (“RPI Intermediate FT”). We are entitled to 82% of the economics of Old RPI’s wholly-owned subsidiaries, RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and RPI Acquisitions (Ireland) Limited (“RPI Acquisitions”), an Irish private limited company, and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”).

The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly-owned by Royalty Pharma Select, an Irish unit trust.

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

Portfolio Overview

Our portfolio consists of royalties on more than 35 marketed therapies and 13 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neurology, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty receipts for the three and nine months ended September 30, 2022 and 2021 by product in order of contribution to royalty receipts for the nine months ended September 30, 2022 (in thousands).

Royalties	Marketer(s)	Therapeutic Area	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2022	2021	2022	2021
Cystic fibrosis franchise (1)	Vertex	Rare disease	$207,882	$182,876	$591,733	$505,708
Tysabri	Biogen	Neurology	91,252	95,805	281,819	274,796
Imbruvica	AbbVie, Johnson & Johnson	Cancer	74,391	87,924	241,943	264,348
Xtandi	Pfizer, Astellas	Cancer	45,717	40,237	141,100	117,049
Promacta	Novartis	Hematology	50,067	48,151	132,679	124,617
Januvia, Janumet, Other DPP-IVs (2)	Merck & Co., others	Diabetes	1,029	37,934	72,406	113,133
Tremfya	Johnson & Johnson	Immunology	21,409	16,610	68,062	16,610
Nurtec ODT/Biohaven payment (3)	Pfizer (5)	Neurology	20,459	17,948	59,549	51,170
Trelegy	GSK	Respiratory	42,720	—	42,720	—
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	14,612	12,038	40,523	22,167
Farxiga/Onglyza	AstraZeneca	Diabetes	11,522	9,321	32,336	26,996
Evrysdi	Roche	Rare disease	9,602	5,897	26,933	10,546
Prevymis	Merck & Co.	Infectious disease	11,052	9,929	25,174	27,331
Trodelvy	Gilead	Cancer	6,496	2,521	17,428	8,118
Orladeyo	BioCryst	Rare disease	6,265	2,502	15,456	3,471
Erleada	Johnson & Johnson	Cancer	5,586	3,736	15,305	9,957
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	5,241	4,576	14,887	12,092
Emgality	Lilly	Neurology	4,657	4,542	13,845	11,356
Oxlumo	Alnylam	Rare disease	596	653	1,945	653
Other products (4)			73,349	129,003	212,260	349,242
Total royalty receipts			$703,904	$712,203	$2,048,103	$1,949,360
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Januvia, Janumet, Other DPP-IVs include the following approved products: Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by AstraZeneca, Novartis and Takeda.
(3)Quarterly redemption payments of $15.6 million commenced in the first quarter of 2021 related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the statements of cash flows). The remaining amounts are related to royalty receipts from Nurtec ODT.
(4)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion I, for which receipts are presented as Distributions from equity method investees on the statements of cash flows), Cimzia, Entyvio, Gavreto, HIV franchise, IDHIFA, Letairis, Lexiscan, Mircera, Myozyme, Nesina, Soliqua, Tazverik and contributions from the Legacy SLP Interest (defined below).
(5)In October 2022, Pfizer completed its acquisition of Biohaven.

Financial Overview

Financial Highlights

•Net cash provided by operating activities totaled $1.6 billion and $1.5 billion for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by operating activities is the closest comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $1.7 billion and $1.6 billion for the nine months ended September 30, 2022 and 2021, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $1.6 billion and $1.5 billion for the nine months ended September 30, 2022 and 2021, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $1.3 billion and $1.2 billion for the nine months ended September 30, 2022 and 2021, respectively.

Understanding Our Results of Operations

We report non-controlling interests related to the portion of ownership interests of consolidated subsidiaries not owned by us which are attributable to:

1.     The Legacy Investors Partnerships’ 18% ownership interest in Old RPI. The value of this non-controlling interest will decline over time as the assets in Old RPI expire.

2.     RP Holdings Class B Interests held indirectly by the Continuing Investors Partnerships, which represent an approximate 27% ownership interest in RP Holdings as of September 30, 2022 and are exchangeable for our Class A ordinary shares. The value of this non-controlling interest will decline over time if the investors who indirectly own RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

3.     A de minimis interest in RPCT held by RPSFT as a result of a 2011 reorganization transaction. The value of this non-controlling interest will decline over time as the royalty assets owned by RPCT expire and is expected to be substantially eliminated by the end of 2022.

4.     The RP Holdings Class C ordinary share (the “RP Holdings Class C Special Interest”) held by RPI EPA Holdings, LP (“EPA Holdings”), an affiliate of RP Management, LLC (the “Manager”). Income will not be allocated to this non-controlling interest until certain performance conditions are met.

All of the results of operations of RP Holdings, Old RPI and RPCT are consolidated into our financial statements.

EPA Holdings is entitled to receive Equity Performance Awards through its RP Holdings Class C Special Interest. Equity Performance Awards owed to EPA Holdings will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interest related to the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. EPA Holdings may also receive a periodic cash advance in respect of the RP Holdings Class C Special Interest to the extent necessary for EPA Holdings or any of its beneficial owners to pay when due any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest. We do not currently expect any material Equity Performance Awards to be payable until certain performance conditions are met, which we do not expect to occur until the mid-2020s.

Total income and other revenues

Total income and other revenues is primarily comprised of income from our financial royalty assets, royalty income generally arising from successful commercialization of products developed through R&D funding arrangements, and a declining contribution of royalty revenue from our intangible royalty assets for which patent rights have materially expired. Most of our royalties are classified as financial assets as our ownership rights are generally passive in nature. In instances in which we acquire a royalty that does include more substantial rights or ownership of the underlying intellectual property, we classify such royalties as intangible assets.

We recognize interest income related to our financial royalty assets. Royalty revenue relates solely to revenue from our DPP-IV products for which the patent rights have been licensed to various counterparties. For the three and nine months ended September 30, 2022 and 2021, the royalty payors accounting for greater than 10% of our total income and other revenues in any one period are shown in the table below:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Royalty Payor	Royalties	2022	2021	2022	2021
Vertex	Cystic fibrosis franchise	35%	33%	36%	33%
AbbVie	Imbruvica	13%	16%	15%	17%
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

Revenue from intangible royalty assets

Revenue from intangible royalty assets is derived from sales of Januvia, Janumet and other DPP-IV products by our licensees. Our royalties on Januvia and Janumet expired in the three months ended March 31, 2022. Our royalties on other DPP-IVs have also substantially ended and we do not expect any material revenue from our DPP-IVs in the future periods.

Other royalty income

Other royalty income primarily includes income from financial royalty assets that have been fully amortized by the expected expiration date and income from synthetic royalties and milestones arising out of R&D funding arrangements. Occasionally, a royalty asset may be amortized on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial royalty asset remains. Similarly, we may continue to collect royalties on a financial royalty asset beyond the estimated duration by which the financial asset was fully amortized. In each scenario where a financial royalty asset has been fully amortized, income from such royalty is recognized as Other royalty income. Other royalty income also includes income from royalties that are recorded at fair value on our condensed consolidated balance sheets.

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

R&D funding expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. It includes development-stage funding payments that are made upfront or upon pre-approval milestones, and development-stage funding payments that are made over time as the related product candidates undergo clinical trials with our counterparties.

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

Equity in losses/(earnings) of equity method investees

Equity in losses/(earnings) of equity method investees primarily includes the results of our share of income or loss from the following non-consolidated affiliates:

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

Other (income)/expenses, net

Other (income)/expenses, net primarily includes the change in fair market value of our equity securities, the unrealized gains or losses on derivative instruments and available for sale debt securities, including related forwards and funding commitments, and interest income.

Net income attributable to non-controlling interests

The net income attributable to non-controlling interests includes the Legacy Investors Partnerships’ approximately 18% share of earnings in Old RPI. As the Legacy Investors Partnerships no longer participate in investment opportunities, the related net income attributable to this non-controlling interest is expected to decline over time.

Net income attributable to non-controlling interests includes RP Holdings Class B Interests held by the Continuing Investors Partnerships and will include net income attributable to the RP Holdings Class C Special Interest held by EPA Holdings once certain performance conditions have been met. Future net income attributable to the non-controlling interest related to RP Holdings Class B Interests held by the Continuing Investors Partnerships will decline over time if the investors who indirectly own RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

Net income attributable to non-controlling interests also includes RPSFT’s 20% share of earnings in RPCT, which is a consolidated subsidiary of Old RPI. We expect net income attributable to this non-controlling interest to decline over time as the royalty assets owned by RPCT expire and to be substantially eliminated by the end of 2022.

Net income attributable to non-controlling interests above can fluctuate significantly from period to period, primarily driven by volatility in the income statement activity of the respective underlying entity as a result of the non-cash charges associated with applying the effective interest accounting methodology to our financial royalty assets as described in section titled “Understanding Our Financial Reporting.”

Results of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

The comparison of our historical results of operations for the three and nine months ended September 30, 2022 and 2021 is as follows:

(in thousands)	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Income and other revenues:
Income from financial royalty assets	$551,682	$505,832	$45,850	9.1%	$1,578,555	$1,538,871	$39,684	2.6%
Revenue from intangible royalty assets	1,073	63,406	(62,333)	(98.3)%	37,196	139,594	(102,398)	(73.4)%
Other royalty income	20,708	16,535	4,173	25.2%	55,716	35,298	20,418	57.8%
Total income and other revenues	573,463	585,773	(12,310)	(2.1)%	1,671,467	1,713,763	(42,296)	(2.5)%
Operating expenses:
Provision for changes in expected cash flows from financial royalty assets	305,061	137,837	167,224	121.3%	595,396	186,337	409,059	219.5%
Research and development funding expense	25,500	90,500	(65,000)	(71.8)%	126,606	96,263	30,343	31.5%
Amortization of intangible assets	—	5,796	(5,796)	(100.0)%	5,670	17,200	(11,530)	(67.0)%
General and administrative expenses	50,692	48,588	2,104	4.3%	154,075	136,665	17,410	12.7%
Total operating expenses, net	381,253	282,721	98,532	34.9%	881,747	436,465	445,282	102.0%
Operating income	192,210	303,052	(110,842)	(36.6)%	789,720	1,277,298	(487,578)	(38.2)%
Other expense/(income):
Equity in losses/(earnings) of equity method investees	3,251	(2,749)	6,000	(218.3)%	2,117	(18,532)	20,649	(111.4)%
Interest expense	46,977	44,327	2,650	6.0%	141,006	119,168	21,838	18.3%
Other (income)/expenses, net	(78,432)	39,678	(118,110)	(297.7)%	(193,497)	(10,868)	(182,629)	*
Total other (income)/expenses, net	(28,204)	81,256	(109,460)	(134.7)%	(50,374)	89,768	(140,142)	(156.1)%
Consolidated net income	220,414	221,796	(1,382)	(0.6)%	840,094	1,187,530	(347,436)	(29.3)%
Net income attributable to non-controlling interests	77,763	119,867	(42,104)	(35.1)%	341,178	575,706	(234,528)	(40.7)%
Net income attributable to Royalty Pharma plc	$142,651	$101,929	$40,722	40.0%	$498,916	$611,824	$(112,908)	(18.5)%
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products for the three and nine months ended September 30, 2022 and 2021 is as follows, in order of contribution to income for the nine months ended September 30, 2022:

(in thousands)	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cystic fibrosis franchise	$203,383	$192,832	$10,551	5.5%	$599,504	$563,245	$36,259	6.4%
Imbruvica	76,251	94,626	(18,375)	(19.4)%	244,515	290,056	(45,541)	(15.7)%
Tysabri	54,029	54,335	(306)	(0.6)%	157,953	156,083	1,870	1.2%
Xtandi	24,724	28,527	(3,803)	(13.3)%	73,662	81,245	(7,583)	(9.3)%
Tremfya	30,493	6,765	23,728	*	72,309	6,765	65,544	*
Promacta	22,321	19,287	3,034	15.7%	66,911	55,250	11,661	21.1%
Other	140,481	109,460	31,021	28.3%	363,701	386,227	(22,526)	(5.8)%
Total income from financial royalty assets	$551,682	$505,832	$45,850	9.1%	$1,578,555	$1,538,871	$39,684	2.6%
*Percentage change is not meaningful.

Three months ended September 30, 2022 and 2021

Income from financial royalty assets increased by $45.9 million, or 9.1%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by income related to recently acquired assets, primarily Trelegy and Tremfya, acquired in the three months ended September 30, 2022 and 2021, respectively. The increase was partially offset by declines in sell-side equity research analysts’ consensus sales forecasts for Imbruvica.

Nine Months Ended September 30, 2022 and 2021

Income from financial royalty assets increased by $39.7 million, or 2.6%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by income from recently acquired assets, primarily Trelegy and Tremfya, in addition to the strong performance of the cystic fibrosis franchise. The increase in income was partially offset by the maturing of our royalties from the HIV franchise and declines in sell-side equity research analysts’ consensus sales forecasts for Imbruvica and Tazverik.

Revenue from intangible royalty assets

Three months ended September 30, 2022 and 2021

Revenue from intangible royalty assets decreased by $62.3 million, or 98.3%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by the maturity of our royalties on Januvia and Janumet in the three months ended March 31, 2022 and the recognition of underpaid royalties on Tradjenta of approximately $21.7 million in the three months ended September 31, 2021.

Nine Months Ended September 30, 2022 and 2021

Revenue from intangible royalty assets decreased by $102.4 million, or 73.4%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the maturity of our royalties on Januvia and Janumet and the recognition of underpaid royalties on Tradjenta in the prior year period.

Other royalty income

Three months ended September 30, 2022 and 2021

Other royalty income increased by $4.2 million, or 25.2%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily related to growth in the ongoing product launches of Trodelvy and Nurtec ODT that arose from our R&D funding agreements with Immunomedics and Biohaven, respectively.

Nine Months Ended September 30, 2022 and 2021

Other royalty income increased by $20.4 million, or 57.8%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily related to income from Trodelvy and Nurtec ODT.

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

As the provision activity is a combination of income and expense items, the provision breakdown by royalty, exclusive of the provision for current expected credit losses, is as follows, based on the largest contributors to each period’s provision income or expense:

(in thousands)	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
Royalty		Royalty
Imbruvica	$133,750	Tazverik	$(98,381)	$115,546
Tysabri	119,691	Xtandi	(53,142)	58,917
Xtandi	73,063	Cabometyx/Cometriq	(44,263)	12,022
Tazverik	46,804	Promacta	(19,900)	9,682
Cystic fibrosis franchise	(54,609)	Nesina	127,241	2,506
Other	41,976	Other	24,589	(2,261)
Total provision, exclusive of provision for credit losses	360,675	Total provision, exclusive of provision for credit losses		196,412
Provision for current expected credit losses	(55,614)	Provision for current expected credit losses		(58,575)
Total provision	$305,061	Total provision		$137,837

(in thousands)	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
Royalty		Royalty
Imbruvica	$314,044	Tazverik	$176,937
Tazverik	124,975	Imbruvica	107,542
Tysabri	103,073	Emgality	54,902
Xtandi	54,116	Cabometyx/Cometriq	40,499
Cystic fibrosis franchise	(48,636)	Tysabri	(112,720)
Other	166,397	Other	(57,480)
Total provision, exclusive of provision for credit losses	713,969	Total provision, exclusive of provision for credit losses	209,680
Provision for current expected credit losses	(118,573)	Provision for current expected credit losses	(23,343)
Total provision	$595,396	Total provision	$186,337

Three months ended September 30, 2022 and 2021

In the three months ended September 30, 2022, we recorded provision expense of $305.1 million, comprised of $360.7 million in provision expense for changes in expected cash flows and $55.6 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Imbruvica, Tysabri, Xtandi and Tazverik due to significant declines in sell-side equity research analysts’ consensus sales forecasts, which was partially offset by provision income for the cystic fibrosis franchise due to an increase in sell-side equity research analysts’ consensus sales forecasts. The provision income for credit losses was primarily driven by a change in the payor for a particular product.

In the three months ended September 30, 2021, we recorded provision expense of $137.8 million, comprised of $196.4 million in provision expense for changes in expected cash flows and $58.6 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows for Tazverik and Xtandi, primarily due to significant declines in sell-side equity research analysts’ consensus forecasts. The provision income for credit losses was driven by a significant decrease in current expected credit losses related to Tazverik as a result of the corresponding significant decline in the financial asset value.

Nine Months Ended September 30, 2022 and 2021

In the nine months ended September 30, 2022, we recorded provision expense of $595.4 million, comprised of $714.0 million in provision expense for changes in expected cash flows and $118.6 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows for Imbruvica, Tazverik, and Tysabri primarily due to significant declines in sell-side equity research analysts’ consensus sales forecasts. The provision income for credit losses was primarily driven by a significant decrease in current expected credit losses related to Tazverik as a result of the decline in the financial asset value as well as a change in the payor for a particular product.

In the nine months ended September 30, 2021, we recorded provision expense of $186.3 million, comprised of $209.7 million in provision expense for changes in expected cash flows and $23.3 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows for Tazverik, Imbruvica and Emgality, primarily due to declines in sell-side equity research analysts’ consensus forecasts, which was partially offset by provision income for Tysabri due to an increase in sell-side equity research analysts’ consensus forecasts. The provision income for credit losses was driven by a significant decrease in current expected credit losses related to Tazverik. The provision income for credit losses was partially offset by provision expense for credit losses recognized as a result of the increases to our portfolio of financial royalty assets, including the incremental $100.0 million financial royalty asset related to the start of the oral zavegepant Phase 3 program and a new royalty interest in Cabometyx/Cometriq.

R&D funding expense

Three months ended September 30, 2022 and 2021

R&D funding expense decreased by $65.0 million, or 71.8%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by lower upfront R&D funding expense. In the three months ended September 30, 2022, we recognized upfront R&D funding expense of $25.0 million in exchange for a royalty on a development-stage product from Theravance Biopharma, Inc. (“Theravance”). In the three months ended September 30, 2021, we recognized upfront R&D funding expense of $90.0 million in exchange for royalties on two development-stage products from MorphoSys AG (“MorphoSys”), paid on the closing of our strategic funding partnership with MorphoSys in July 2021.

Nine Months Ended September 30, 2022 and 2021

R&D funding expense increased by $30.3 million, or 31.5%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. In the nine months ended September 30, 2022, we recognized upfront R&D funding expense of $125.0 million in exchange for royalties on development-stage products from Cytokinetics and Theravance. In the nine months ended September 30, 2021, we recognized upfront R&D funding expense of $90.0 million in exchange for royalties on two development-stage products from MorphoSys.

G&A expenses

Three months ended September 30, 2022 and 2021

G&A expenses were relatively flat in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 and 2021

G&A expenses increased by $17.4 million, or 12.7%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by higher Operating and Personnel Payments due to increased cash receipts from royalty investments.

Equity in losses/(earnings) of equity method investees

Three months ended September 30, 2022 and 2021

Equity in losses of equity method investees was $3.3 million in the three months ended September 30, 2022 compared to equity in earnings of equity method investees of $2.7 million in the three months ended September 30, 2021, primarily driven by a decline in equity in earnings from the Legacy SLP Interest.

Nine Months Ended September 30, 2022 and 2021

Equity in losses of equity method investees was $2.1 million in the nine months ended September 30, 2022 compared to equity in earnings of equity method investees of $18.5 million in the nine months ended September 30, 2021, primarily driven by a decline in equity in earnings from the Legacy SLP Interest which was partially offset by lower equity in losses from Avillion.

Interest expense

Three months ended September 30, 2022 and 2021

Interest expense slightly increased by $2.7 million, or 6.0%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by the issuance of $1.3 billion senior unsecured notes in July 2021 (“2021 Notes”). The weighted average coupon rate was 2.245% and 2.212% in the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022 and 2021

Interest expense increased by $21.8 million, or 18.3% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the issuance of the 2021 Notes. The weighted average coupon rate was 2.245% and 2.154% in the nine months ended September 30, 2022 and 2021, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of the Notes.

Other (income)/expenses, net

Three months ended September 30, 2022 and 2021

Other income, net was $78.4 million in the three months ended September 30, 2022 compared to other expense, net of $39.7 million in the three months ended September 30, 2021. During the three months ended September 30, 2022, we recognized $44.2 million of gains on available for sale debt securities and $25.8 million of gains on our milestone acceleration option derivative financial instruments, primarily driven by our estimate that a change of control event for Biohaven was imminent. In the three months ended September 30, 2021, we recognized $17.0 million of losses on derivative financial instruments, primarily driven by the change in fair value of the treasury lock contracts related to our 2021 Notes and the recognition of $14.9 million of losses on available for sale debt securities.

Nine Months Ended September 30, 2022 and 2021

Other income, net increased by $182.6 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributed to $98.0 million of gains on our available for sale debt securities and $97.6 million of gains on our milestone acceleration option derivative financial instruments recognized during the nine months ended September 30, 2022, primarily driven by our estimate that a change of control event for Biohaven was imminent. In the nine months ended September 30, 2021, we recognized $21.4 million of losses on derivative instruments, primarily related to the treasury lock contracts and we recognized $8.2 million of gains on available for sale debt securities.

Net income attributable to non-controlling interests

Three months ended September 30, 2022 and 2021

Net income attributable to the Legacy Investors Partnerships decreased by $42.0 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by lower net income attributable to Old RPI.

Net income attributable to the Continuing Investors Partnerships increased by $11.8 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by higher net income attributable to RP Holdings in the three months ended September 30, 2022. This was partially offset by exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT decreased by $11.9 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. We expect net income attributable to RPSFT to continue to decline as the assets held by RPCT mature.

Nine Months Ended September 30, 2022 and 2021

Net income attributable to the Legacy Investors Partnerships decreased by $99.8 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by lower net income attributable to Old RPI.

Net income attributable to the Continuing Investors Partnerships decreased by $99.8 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by lower net income attributable to RP Holdings in the nine months ended September 30, 2022. Exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT decreased by $34.9 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. We expect net income attributable to RPSFT to continue to decline as the assets held by RPCT mature.

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

In November 2022, Vertex announced the submission of a New Drug Application (“NDA”) with the FDA for Trikafta in patients ages 2 through 5 years and that filings for approvals with the European Medicines Agency (“EMA”) and the Medicines and Healthcare products Regulatory Agency are expected by the end of 2022.

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

In August 2022, AbbVie and Johnson & Johnson announced that the FDA approved Imbruvica for the treatment of pediatric patients one year and older with chronic graft-versus-host disease.

In August 2022, Johnson & Johnson announced that the European Commission granted marketing authorization for the expanded use of Imbruvica in an all-oral, fixed-duration treatment combination with venetoclax for adults with previously untreated chronic lymphocytic leukemia. The approval is based on the pivotal Phase 3 GLOW study and the fixed-duration cohort of the Phase 2 CAPTIVATE study.

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

In October 2022, Pfizer announced positive top-line results from the Phase 3 TALAPRO-2 study of Talzenna, an oral poly ADP-ribose polymerase inhibitor, in combination with Xtandi compared to placebo plus Xtandi in men with metastatic castration-resistant prostate cancer. The study met its primary endpoint with a statistically significant and clinically meaningful improvement in radiographic progression-free survival. The results of the primary endpoint exceeded the pre-specified hazard ratio of 0.696. The safety of Talzenna plus Xtandi was generally consistent with the known safety profile of each medicine. Pfizer intends to share data with global regulatory authorities to potentially support a regulatory filing.

In November 2022, Pfizer indicated that there could be a potential readout of the Phase 3 EMBARK trial for high-risk non-metastatic prostate cancer in the first half of 2023.

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

In October 2022, Pfizer completed its acquisition of Biohaven. Pfizer acquired all outstanding shares of Biohaven not already owned by Pfizer for $148.50 per share in cash for a total of approximately $11.6 billion. Pfizer also made payments at closing to settle Biohaven’s third-party debt and to redeem all of Biohaven’s outstanding redeemable preferred shares which we owned.

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

In September 2022, Gilead announced positive overall survival results from the Phase 3 TROPiCS-02 study evaluating Trodelvy versus comparator physicians’ choice of chemotherapy in patients with HR+/HER2- metastatic breast cancer who received endocrine-based therapies and at least two chemotherapies. In the study, Trodelvy demonstrated a statistically significant and clinically meaningful improvement of 3.2 months in overall survival compared to chemotherapy. The TROPiCS-02 study met its primary endpoint of progression-free survival earlier this year, and demonstrated improved median progression-free survival in both HER2-low and IHC0 groups. The FDA has accepted for priority review the supplemental Biologics License Application based on this data and assigned a Prescription Drug User Fee Act (“PDUFA”) date for February 2023.

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

In September 2022, Exelixis announced detailed results from COSMIC-313, an ongoing Phase 3 trial evaluating Cabometyx, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC, which met its primary endpoint, demonstrating significant improvement in progression-free survival at the primary analysis. At a prespecified interim analysis for the secondary endpoint of overall survival, the combination of Cabometyx, nivolumab and ipilimumab did not demonstrate a significant benefit. Following discussions with FDA, Exelixis does not intend to submit a supplemental NDA based on currently available data, but will plan to discuss a potential regulatory submission with FDA when results of the next overall survival analysis are available.

Exelixis has indicated it expects initial Phase 3 data by year-end 2022 from CONTACT-01 in metastatic NSCLC and in the first half of 2023 from CONTACT-03 in advanced or metastatic RCC.

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

In March 2022, the FDA accepted Alnylam’s supplemental NDA for lumasiran for the reduction of plasma oxalate in the treatment of patients with advanced primary hyperoxaluria type 1. The FDA has set an action date for October 6, 2022. Additionally, a Type II Variation for lumasiran to amend the label in patients with advanced primary hyperoxaluria Type 1 was submitted and validated by the EMA in December 2021.

In October 2022, Alnylam announced that the FDA approved a label expansion for Oxlumo, now indicated for the treatment of primary hyperoxaluria type 1 to lower urinary oxalate and plasma oxalate levels in pediatric and adult patients. The approval is based on positive efficacy and safety results of the ILLUMINATE-C Phase 3 study of Oxlumo in patients with severe renal impairment, including those on hemodialysis.

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

•Tazverik: In August 2022, Ipsen completed its acquisition of Epizyme. Ipsen acquired all the outstanding shares of Epizyme at a price of $1.45 per share plus a contingent value right of $1 per share.

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

In August 2022, BioCryst announced that FDA lifted its partial clinical hold on the BCX9930 program. BioCryst will resume enrollment in global clinical trials under revised protocols at a reduced dose of 400 mg twice daily of BCX9930. This includes the REDEEM-1 and REDEEM-2 pivotal trials in patients with paroxysmal nocturnal hemoglobinuria and the RENEW proof-of-concept trial in patients with C3 glomerulopathy, immunoglobulin A nephropathy and primary membranous nephropathy. Additionally, screening has begun for new patients to participate in the trials and BioCryst expects to have data from approximately 15 newly-enrolled patients by the middle of 2023 to inform its decision to either fully invest in the pivotal program, or to discontinue the BCX9930 program.

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

•Otilimab. In October 2022, GSK plc (“GSK”) announced that the limited efficacy demonstrated in the ContRAst Phase 3 program does not support a suitable benefit/risk profile for otilimab as a potential treatment for rheumatoid arthritis. As a result, GSK has decided not to progress with regulatory submissions.

•Pelabresib. In December 2021, MorphoSys presented data from the Phase 2 MANIFEST study evaluating pelabresib in the treatment of myelofibrosis. As of September 10, 2021, the data cut-off, a total of 84 JAK inhibitor-naive patients were enrolled and received the first-line combination of pelabresib and ruxolitinib. The data showed 68% (n=57) of patients treated with the combination achieved a greater than or equal to 35% reduction in spleen volume from baseline at week 24 and 60% (n=47) maintained a greater than or equal to 35% reduction in spleen volume at week 48. Most patients also saw their symptoms reduced with 56% (n=46) achieving greater than or equal to 50% reduction in total symptom score from baseline at week 24.

•PT027. In September 2021, AstraZeneca and Avillion announced positive results from MANDALA and DENALI, two Phase 3 trials evaluating PT027 (albuterol/budesonide) in patients with asthma. PT027 is a potential first-in-class inhaled, fixed-dose combination of albuterol, a short-acting beta2-agonist, and budesonide, an inhaled corticosteroid. In MANDALA, PT027 demonstrated a statistically significant and clinically meaningful reduction in the risk of severe exacerbations compared to albuterol, when used as a rescue medicine in response to symptoms. In DENALI, PT027 showed a statistically significant improvement in lung function measured by forced expiratory volume in one second, compared to the individual components albuterol and budesonide, and compared to placebo. The safety and tolerability of PT027 in both trials was consistent with the known profiles of the components. The FDA has accepted for filing the NDA for AstraZeneca’s PT027 and a regulatory decision is currently expected by the second half of 2022.

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

•Tulmimetostat: In October 2022, MorphoSys announced preliminary Phase 1/2 results of tulmimetostat (CPI-0209), an oral, investigational next-generation selective dual inhibitor of EZH2 and EZH1, in heavily pretreated patients with advanced cancers. Results showed responses or disease stabilization in five cohorts with evaluable patients. The safety profile of tulmimetostat was consistent with the mechanism of action of EZH2 inhibition.

•Zavegepant. In March 2021, Biohaven announced that it enrolled the first patient in a Phase 2/3 clinical trial of oral zavegepant for the preventive treatment of migraine. Accordingly, per the agreement with Biohaven announced in August 2020, we paid $100 million to Biohaven for the achievement of this milestone, bringing total zavegepant funding to $250 million. Pfizer expects data from the trial in the third quarter of 2023.

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

The table below includes the royalty receipts and non-GAAP financial results for the three and nine months ended September 30, 2022 and 2021 by product in order of contribution to royalty receipts for the nine months ended September 30, 2022 (in thousands).

Royalties	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Nine Months Year-to-Date Change
	2022	2021	2022	2021	$	%
Cystic fibrosis franchise (1)	$207,882	$182,876	$591,733	$505,708	$86,025	17.0%
Tysabri	91,252	95,805	281,819	274,796	7,023	2.6%
Imbruvica	74,391	87,924	241,943	264,348	(22,405)	(8.5)%
Xtandi	45,717	40,237	141,100	117,049	24,051	20.5%
Promacta	50,067	48,151	132,679	124,617	8,062	6.5%
Januvia, Janumet, Other DPP-IVs (2)	1,029	37,934	72,406	113,133	(40,727)	(36.0)%
Tremfya	21,409	16,610	68,062	16,610	51,452	*
Nurtec ODT/Biohaven payment (3)	20,459	17,948	59,549	51,170	8,379	16.4%
Trelegy	42,720	—	42,720	—	42,720	—%
Cabometyx/Cometriq	14,612	12,038	40,523	22,167	18,356	82.8%
Farxiga/Onglyza	11,522	9,321	32,336	26,996	5,340	19.8%
Evrysdi	9,602	5,897	26,933	10,546	16,387	155.4%
Prevymis	11,052	9,929	25,174	27,331	(2,157)	(7.9)%
Trodelvy	6,496	2,521	17,428	8,118	9,310	114.7%
Orladeyo	6,265	2,502	15,456	3,471	11,985	*
Erleada	5,586	3,736	15,305	9,957	5,348	53.7%
Crysvita	5,241	4,576	14,887	12,092	2,795	23.1%
Emgality	4,657	4,542	13,845	11,356	2,489	21.9%
Oxlumo	596	653	1,945	653	1,292	197.9%
Other products (4)	73,349	129,003	212,260	349,242	(136,982)	(39.2)%
Total royalty receipts	$703,904	$712,203	$2,048,103	$1,949,360	$98,743	5.1%
Distributions to non-controlling interests	(107,183)	(125,427)	(322,726)	(363,624)	40,898	(11.2)%
Adjusted Cash Receipts (non-GAAP)	$596,721	$586,776	$1,725,377	$1,585,736	$139,641	8.8%
Payments for operating and professional costs	(48,650)	(53,509)	(141,653)	(135,272)	(6,381)	4.7%
Adjusted EBITDA (non-GAAP)	$548,071	$533,267	$1,583,724	$1,450,464	$133,260	9.2%
Development-stage funding payments - ongoing	(500)	(500)	(1,606)	(6,263)	4,657	(74.4)%
Development-stage funding payments - upfront and milestone	(25,000)	(90,000)	(125,000)	(90,000)	(35,000)	38.9%
Interest paid, net	(75,302)	(64,587)	(158,920)	(126,755)	(32,165)	25.4%
Investments in equity method investees	(6,846)	(10,893)	(9,896)	(28,320)	18,424	(65.1)%
Contributions from non-controlling interests- R&D	240	2,003	971	6,083	(5,112)	(84.0)%
Other	—	(18,223)	—	(16,093)	16,093	(100.0)%
Adjusted Cash Flow (non-GAAP)	$440,663	$351,067	$1,289,273	$1,189,116	$100,157	8.4%

Weighted average Class A ordinary shares outstanding - diluted	607,226	607,174	607,209	607,152
*Percentage change is not meaningful.

(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Januvia, Janumet, Other DPP-IVs include the following approved products: Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by AstraZeneca, Novartis and Takeda.
(3)Quarterly redemption payments of $15.6 million commenced in the first quarter of 2021 related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the statements of cash flows). The remaining amounts are related to royalty receipts from Nurtec ODT.
(4)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion I, for which receipts are presented as Distributions from equity method investees on the statements of cash flows), Cimzia, Entyvio, Gavreto, HIV franchise, IDHIFA, Letairis, Lexiscan, Mircera, Myozyme, Nesina, Soliqua, Tazverik and contributions from the Legacy SLP Interest.

Adjusted Cash Receipts (non-GAAP)

Nine Months Ended September 30, 2022 and 2021

Adjusted Cash Receipts increased by $139.6 million to $1.7 billion in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by an increase in royalty receipts from the cystic fibrosis franchise and newly acquired royalties. This growth was partially offset by a decline in royalty receipts from maturing royalties, such as the HIV franchise and Januvia, Janumet and other DPP-IVs, as well as unfavorable foreign exchange movements. The increase in Adjusted Cash Receipts also reflects a decline in distributions to non-controlling interests due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT.

Below we discuss the key drivers of royalty receipts.

Royalty Receipts

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which are marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $86.0 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by the launch of Kaftrio in additional countries outside the United States and the performance of Trikafta in the United States, including its uptake in children 6 through 11 years old.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $7.0 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, largely due to continued global patient growth and positive channel dynamics in the United States.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $22.4 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was largely due to a slower-than-anticipated recovery of the chronic lymphocytic leukemia market from COVID-19 and increased competition from newer therapies in the United States.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $24.1 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by demand across various prostate cancer indications and a true-up of royalties from prior periods.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, increased by $8.1 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This growth was mainly driven by increased use in ITP and uptake as first-line treatment for severe aplastic anemia.

•Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs for type 2 diabetes, which includes Januvia and Janumet, both marketed by Merck & Co., decreased by $40.7 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Royalty receipts from Januvia, Janumet and other DPP-IVs substantially ended in the three months ended June 30, 2022.

•Tremfya – Royalty receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, were $68.1 million in the nine months ended September 30, 2022, largely driven by market growth and continued market share gains. We acquired the Tremfya royalty in July 2021.

•Nurtec ODT/Biohaven payment – Royalty receipts from Nurtec ODT, which is marketed by Pfizer for the acute and preventative treatment of migraine, increased by $8.4 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by prescription volume growth. In addition, we received $46.9 million in fixed payments from Biohaven related to the Series A Biohaven Preferred Shares during each of the nine months ended September 30, 2022 and 2021.

•Trelegy – Royalty receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, were $42.7 million in the nine months ended September 30, 2022, primarily attributable to strong patient demand and growth of the single inhaler triple therapy market. We acquired the Trelegy royalty in July 2022.

•Cabometyx/Cometriq – Royalty receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, were $40.5 million in the nine months ended September 30, 2022, primarily due to the uptake of Cabometyx in combination with Opdivo as a first-line treatment for patients with advanced renal cell carcinoma. We acquired the Cabometyx/Cometriq royalty in March 2021.

Distributions to Non-Controlling Interests

Distributions to non-controlling interests decreased by $40.9 million to $322.7 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, which positively impacted Adjusted Cash Receipts. The decrease in distributions to non-controlling interests is primarily due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT.

Adjusted EBITDA (non-GAAP)

Nine Months Ended September 30, 2022 and 2021

Adjusted EBITDA increased by $133.3 million to $1.6 billion in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as a result of the factors noted above in “Adjusted Cash Receipts (Non-GAAP).” Payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, increased in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by higher Operating and Personnel Payments from increased cash receipts from our royalties.

Adjusted Cash Flow (non-GAAP)

Nine Months Ended September 30, 2022 and 2021

Adjusted Cash Flow increased by $100.2 million to $1.3 billion in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by the factors noted above in “Adjusted Cash Receipts (non-GAAP)” and “Adjusted EBITDA (non-GAAP).” The increase was partially offset by higher upfront and milestone development-stage funding payments of $35.0 million and higher net interest paid of $32.2 million due to the first interest payments made on the 2021 Notes in the nine months ended September 30, 2022.

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

Management uses Adjusted Cash Flow to evaluate its ability to generate cash from operations, the performance of the business and our performance as compared to our peer group. Management also uses Adjusted Cash Flow to compare its performance against non-GAAP adjusted net income measures used by many companies in the biopharmaceutical industry, even though each company may customize its own calculation and therefore one company’s metric may not be directly comparable to another’s. We believe that non-GAAP financial measures, including Adjusted Cash Flow, are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

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

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by operating activities (GAAP)	$538,827	$469,759	$1,574,049	$1,527,579
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	15,625	46,875	46,875
Distributions from equity method investees – investing (2)	—	—	—	523
Interest paid, net (2)	75,302	64,587	158,920	126,755
Development-stage funding payments - ongoing (3)	500	500	1,606	6,263
Development-stage funding payments - upfront and milestone (3)	25,000	90,000	125,000	90,000
Payments for operating and professional costs	48,650	53,509	141,653	135,272
Termination payments on derivative instruments	—	16,093	—	16,093
Distributions to non-controlling interests (2)	(107,183)	(125,427)	(322,726)	(363,624)
Derivative collateral received, net (2)	—	2,130	—	—
Adjusted Cash Receipts (non-GAAP)	$596,721	$586,776	$1,725,377	$1,585,736

Net cash provided by operating activities (GAAP)	$538,827	$469,759	$1,574,049	$1,527,579
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	15,625	46,875	46,875
Distributions from equity method investees – investing (2)	—	—	—	523
Interest paid, net (2)	75,302	64,587	158,920	126,755
Development-stage funding payments - ongoing (3)	500	500	1,606	6,263
Development-stage funding payments - upfront and milestone (3)	25,000	90,000	125,000	90,000
Termination payments on derivative instruments	—	16,093	—	16,093
Distributions to non-controlling interests (2)	(107,183)	(125,427)	(322,726)	(363,624)
Derivative collateral received, net (2)	—	2,130	—	—
Adjusted EBITDA (non-GAAP)	$548,071	$533,267	$1,583,724	$1,450,464

Net cash provided by operating activities (GAAP)	$538,827	$469,759	$1,574,049	$1,527,579
Adjustments:
Proceeds from available for sale debt securities (1), (2)	15,625	15,625	46,875	46,875
Distributions from equity method investees – investing (2)	—	—	—	523
Contributions from non-controlling interests-R&D (2)	240	2,003	971	6,083
Distributions to non-controlling interests (2)	(107,183)	(125,427)	(322,726)	(363,624)
Investments in equity method investees (2), (4)	(6,846)	(10,893)	(9,896)	(28,320)
Adjusted Cash Flow (non-GAAP)	$440,663	$351,067	$1,289,273	$1,189,116

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
(3)Our lenders consider all payments made to support R&D activities for development-stage product candidates similar to asset acquisitions as these funds are expected to generate operational returns in the future. All ongoing development-stage funding payments and upfront and milestone development-stage funding payments are reported as R&D funding expense in net income and are added back in aggregate to Net cash provided by operating activities to arrive at Adjusted EBITDA. As a result, Adjusted EBITDA captures the full add-back for development-stage funding payments.
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

For the nine months ended September 30, 2022, we invested $2.1 billion in royalties and related assets. While volatility exists in the total amount of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Royalty Acquisition Activity

•In October 2022, we entered into a R&D funding agreement with MSD International Business GmbH (“Merck”) to co-fund the development of MK-8189, an investigational oral PDE10A inhibitor currently being evaluated in a Phase 2b study for the treatment of schizophrenia. We funded $50 million upon closing, and if Merck decides to proceed with Phase 3, we have the option to fund up to an additional $375 million. In exchange, we are eligible to receive milestone payments associated with certain regulatory approvals as well as royalties on annual worldwide sales of any approved product.

•In July 2022, we acquired all of the equity interests in Theravance Respiratory Company, LLC from Theravance and Innoviva, Inc. which entitles us to the right to receive royalties on the annual worldwide sales of Trelegy for an upfront payment of $1.31 billion and up to $300 million in additional payments contingent upon the achievement of certain sales milestones. Additionally, we agreed to provide Theravance $25 million in upfront funding and a potential $15 million regulatory milestone payment to support the clinical development of ampreloxetine.

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

•In June 2021, we announced a long-term strategic funding partnership with MorphoSys to support its acquisition of Constellation Pharmaceuticals, Inc. (“Constellation”), which closed on July 15, 2021. We agreed to provide up to $2.025 billion of funding to MorphoSys, comprised of an upfront payment of $1.425 billion, additional milestone payments of up to $150 million, up to $350 million of capital (“Development Funding Bonds”). In connection with the closing of its acquisition of Constellation, we purchased 1,337,552 ordinary shares of MorphoSys for $100 million at a price of €63.35 per ordinary share, based on the average trading price of the ordinary shares over a period preceding the closing of the acquisition. In September 2022, we funded $300 million under the Development Funding Bonds.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the nine months ended September 30, 2022 and 2021, we generated $1.6 billion and $1.5 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and our Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In July 2021, we issued $1.3 billion of senior unsecured notes. Additionally, we have a Revolving Credit Facility (defined below) which provides for borrowing capacity of up to $1.5 billion that remains undrawn and available to us as of September 30, 2022. As of September 30, 2022 and December 31, 2021, the par value of our total outstanding borrowings was $7.3 billion and $7.3 billion, respectively. A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 10. Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activity for the nine months ended September 30, 2022 and 2021:

(in thousands)	For the Nine Months Ended September 30,
	2022	2021	Change
Cash provided by (used in):
Operating activities	$1,574,049	$1,527,579	$46,470
Investing activities	(1,444,163)	(1,318,634)	(125,529)
Financing activities	(679,306)	583,183	(1,262,489)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities increased by $46.5 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by an increase in cash collections from financial royalty assets of $110.8 million. The increase in royalty receipts was partially offset by lower cash collections from intangible assets of $40.7 million as our royalties on Januvia, Janumet and other DPP-IVs have substantially ended in the three months ended June 30, 2022 and higher interest paid of $39.7 million, primarily due to the first interest payments made on the 2021 Notes in the nine months ended September 30, 2022.

Investing Activities

Cash used in investing activities increased by $125.5 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by a higher use of cash of $341.0 million to purchase available for sale debt securities and a $295.6 million decrease in the overall net cash provided by marketable securities. Partially offsetting this was a $528.4 million decrease in cash used for acquisitions of financial royalty assets.

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2022 was $679.3 million compared to cash provided by financing activities of $583.2 million in the nine months ended September 30, 2021, primarily driven by $1.3 billion net proceeds received from our issuance of 2021 Notes in July 2021.

Sources of Capital

As of September 30, 2022, our cash and cash equivalents and marketable securities totaled $991.6 million and $139.9 million, respectively. As of December 31, 2021, our cash and cash equivalents and marketable securities totaled $1.5 billion and $581.9 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	Date of Issuance	Maturity	As of September 30, 2022	As of December 31, 2021
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Total senior unsecured debt			7,300,000	7,300,000
Unamortized debt discount and issuance costs			(188,740)	(203,930)
Total long-term debt, including current portion			7,111,260	7,096,070
Less: Current portion of long-term debt			(996,583)	—
Total long-term debt			$6,114,677	$7,096,070

Senior Unsecured Notes

On July 26, 2021, we issued the 2021 Notes with a weighted average coupon rate of 2.80% and requiring annual interest payments of approximately $36.4 million, paid semi-annually. On September 2, 2020, we issued $6.0 billion of senior unsecured note (the “2020 Notes”) with a weighted average coupon rate of 2.125% and requiring annual interest payments of approximately $127.5 million, paid semi-annually. We used the net proceeds from the 2020 Notes offering, together with available cash on hand, to repay in full the outstanding principal amounts of term loans under our prior senior secured credit facilities. We refer to the 2020 Notes and 2021 Notes, collectively, as the “Notes.” Indentures governing the Notes contain certain covenants with which we were in compliance as of September 30, 2022.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement (the “Credit Agreement”). The Credit Agreement amends and restates the credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured Revolving Credit Facility with borrowing capacity of up to $1.5 billion for general corporate purposes. The Credit Agreement extends the maturity of the Revolving Credit Facility to September 15, 2026. The Credit Agreement contains certain customary covenants which we were in compliance as of September 30, 2022. The Revolving Credit Facility remains undrawn and available to us as of September 30, 2022.

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

•Synthetic Royalties/R&D Funding – Newly-created royalties on approved or late-stage development therapies with strong proof of concept and high commercial potential. A synthetic royalty is the contractual right to a percentage of top-line sales by the developer and/or marketer of a therapy in exchange for funding. A synthetic royalty may also include contingent milestone payments. We also fund ongoing R&D, typically for large biopharmaceutical companies, in exchange for future royalties and/or milestones if the product or indication we are funding is approved.

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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $249.1 million and $211.6 million in the nine months ended September 30, 2022 and 2021, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Other Funding Arrangements

In January 2022, we entered into a long-term funding agreement with Cytokinetics to provide up to $300 million of capital (“Cytokinetics Commercial Launch Funding”) available in five tranches to support Cytokinetics for further development of aficamten and potential commercialization of omecamtiv mecarbil. We funded the initial tranche of $50 million of the Cytokinetics Commercial Launch Funding upon closing. In the three months ended June 30, 2022, we amended the long-term funding agreement with Cytokinetics to increase the required draw amount. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones. As of September 30, 2022, we expect $125 million of the optional $200 million to remain available under the Cytokinetics Commercial Launch Funding due to the likelihood that certain regulatory milestones will not be met by December 31, 2022.

On August 7, 2020, we entered into the Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven where we committed to acquire 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”) for a total of $200 million payable on a quarterly basis from the three months ended March 31, 2021 through the three months ended December 31, 2024. In the three months ended March 31, 2021, we began purchasing the Series B Biohaven Preferred Shares and have a remaining commitment of $85.8 million under our Commercial Launch Preferred Equity as of September 30, 2022.

On October 3, 2022, Pfizer acquired Biohaven, which was a change of control event that accelerated the issuance and redemption of all unissued Series B Biohaven Preferred Shares. In connection with the completion of Pfizer’s acquisition of Biohaven, we have no remaining commitment related to the Series B Biohaven Preferred Shares.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital requirements, which approximate $44.8 million as of September 30, 2022.

We also have certain milestone payments that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In the nine months ended September 30, 2022, we made a $50 million payment to Cytokinetics in connection with its initiation of the first pivotal clinical trial in oHCM. In the nine months ended September 30, 2021, we made a $100 million payment to Biohaven related to a development milestone that was achieved upon the start of the oral zavegepant Phase 3 program.

Debt Service

As of September 30, 2022, the future principal and interest payments under our Notes over the next five years and thereafter are as follows:

(in thousands)	Principal Payments	Interest Payments
Year
Remainder of 2022	$—	$—
2023	1,000,000	163,850
2024	—	156,350
2025	1,000,000	156,350
2026	—	144,350
Thereafter	5,300,000	2,070,250
Total (1)	$7,300,000	$2,691,150
(1)Excludes unamortized debt discount and issuance costs of $188.7 million as of September 30, 2022, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of September 30, 2022, the par value and carrying value of the total outstanding and guaranteed Notes was $7.3 billion and $7.1 billion, respectively.

The following financial information presents summarized combined balance sheet information as of September 30, 2022 and December 31, 2021 and summarized combined statement of operations information for the nine months ended September 30, 2022 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of September 30, 2022 and December 31, 2021 or for the nine months ended September 30, 2022.

Summarized Combined Balance Sheets
(in thousands)	As of September 30, 2022	As of December 31, 2021
Current assets	$73,356	$95,946
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	8,859	16,974
Current intercompany notes receivable due from Non-Guarantor Subsidiaries	272,792	—
Non-current assets	3,309	4,145
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	1,990,604	2,039,576
Current liabilities	1,012,209	59,030
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	3,611	16,974
Current intercompany notes payable due to Non-Guarantor Subsidiaries	272,792	—
Non-current liabilities	6,113,932	7,095,450
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,675,604	2,039,576

Summarized Combined Statement of Operations	For the Nine Months Ended September 30, 2022
(in thousands)
Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$43,658
Other income	723
Operating expenses	155,585
Interest expense on intercompany notes payable with Non-Guarantor Subsidiaries	38,410
Net loss	149,614

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Not applicable.

Item 6.         EXHIBITS

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10.1*	Amended and Restated Management and Services Agreement dated October 3, 2022, among the Company and RP Management, LLC
10.2*	Amended and Restated Management and Services Agreement dated October 3, 2022, among Royalty Pharma Holdings Limited and RP Management, LLC
10.3*	Second Amended and Restated Management and Services Agreement dated October 3, 2022, among Royalty Pharma Investments 2019 ICAV and RP Management, LLC
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32*	Certification of the Registrant’ Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase

* Filed or furnished herewith

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALTY PHARMA PLC
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: November 8, 2022

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: November 8, 2022