Form 10-K
period 2022-12-31
Royalty Pharma plc
filed 2023-02-15
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.5 billion based upon the closing price reported for such date on the Nasdaq Stock Market LLC. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 10, 2023, Royalty Pharma plc had 443,166,030 Class A ordinary shares outstanding and 164,057,651 Class B ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 Annual General Meeting of Shareholders, or Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

ROYALTY PHARMA PLC

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “target,” “forecast,” “guidance,” “goal,” “predicts,” “project,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective assets, our industry, our beliefs and our assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of the numerous risks outlined in Part I under Item 1A. under “Risk Factors” in this Annual Report on Form 10-K.

These risks and uncertainties include factors related to, among other topics:
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
•the effect of changes to tax legislation and our tax position; and
•the risks, uncertainties and other factors we identify elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (“SEC”).

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

PART I
Item 1.         BUSINESS

Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta, Kalydeco, Orkambi and Symdeko, Biogen’s Tysabri, AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, GSK’s Trelegy, Novartis’ Promacta, Pfizer’s Nurtec ODT, Johnson & Johnson’s Tremfya, Roche’s Evrysdi, Gilead’s Trodelvy, and 12 development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

Our capital-efficient business model enables us to benefit from many of the most attractive characteristics of the biopharmaceutical industry, including long product life cycles, significant barriers to entry and noncyclical revenues, but with substantially reduced exposure to many common industry challenges such as early-stage development risk, therapeutic area constraints, high research and development (“R&D”) costs, and high fixed manufacturing and marketing costs. We have a highly flexible approach that is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties on the most attractive therapies across the biopharmaceutical industry.

The success of our business has been the result of a focused strategy of actively identifying and tracking the development and commercialization of key new therapies, allowing us to move quickly to make acquisitions when opportunities arise. We acquire royalties on approved products, often in the early stages of their commercial launches, and development-stage product candidates with strong proof of concept data, mitigating development risk and expanding our opportunity set. From 2012, when we began acquiring royalties on development-stage product candidates, through January 31, 2023, we have entered into transactions to acquire biopharmaceutical royalties, milestones and related assets with an aggregated transaction value of $24 billion, representing approximately 60% of all royalty transactions by value announced during this period.

In 2022, we generated net cash from operating activities of $2.1 billion, Adjusted Cash Receipts (as defined in “Non-GAAP Financial Results”) of $2.8 billion, Adjusted EBITDA (as defined in “Non-GAAP Financial Results”) of $2.6 billion and Adjusted Cash Flow (as defined in “Non-GAAP Financial Results”) of $2.2 billion. We deployed $2.5 billion of cash in 2022 to acquire royalties, milestones and related assets.

Portfolio Overview

Our portfolio consists of royalties on more than 35 commercial products and 12 development-stage product candidates. We believe that end market sales of the therapies in our portfolio are important drivers of our financial performance as a substantial portion of our royalties are based on end market sales. In addition, end market sales are a strong indicator of the importance of the therapies to both patients and the marketers. The following table provides an overview of our current portfolio of royalties:

Royalties	Marketer(s)	Product Detail	2022 Royalty Receipts (in millions)	2022 End Market Sales (in millions) (1)
Approved Products
Cystic fibrosis franchise (2)	Vertex	Cystic fibrosis	$811	$8,931
Nurtec ODT/Biohaven payment (3)	Pfizer	Migraine	560	764
Tysabri	Biogen	Relapsing forms of multiple sclerosis	370	2,028
Imbruvica	AbbVie, Johnson & Johnson	Hematological malignancies and chronic graft versus host disease	313	5,820
Xtandi	Pfizer, Astellas	Prostate cancer	187	4,817
Promacta	Novartis	Chronic immune thrombocytopenic purpura and aplastic anemia	182	2,088
Tremfya	Johnson & Johnson	Plaque psoriasis and psoriatic arthritis	97	2,668
Trelegy	GSK	Chronic obstructive pulmonary disease and asthma	90	2,142
Januvia, Janumet, Other DPP-IVs	Merck & Co., others	Diabetes	73	4,512
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Kidney, liver and thyroid cancers	55	1,940
Farxiga/Onglyza	AstraZeneca	Diabetes	44	4,638
Evrysdi	Roche	Spinal muscular atrophy	41	1,173
Prevymis	Merck & Co.	Prophylaxis of CMV in adult recipients of stem cell transplant	37	428
Trodelvy	Gilead	Breast cancer	25	680
Orladeyo	BioCryst	Hereditary angioedema prophylaxis	22	252
Erleada	Johnson & Johnson	Prostate cancer	21	1,881
Crysvita	Ultragenyx, Kyowa Kirin	X-linked hypophoshatemia	20	220
Emgality	Lilly	Migraine prevention & episodic cluster headache	19	651
Oxlumo	Alnylam	Primary hyperoxaluria type 1	3	67
Spinraza (4)	Biogen	Spinal muscular atrophy	—	1,762
Airsupra (5)	AstraZeneca	Asthma	—	—
Other products (6)			263	—
Total royalty receipts			$3,231

Development-Stage Product Candidates
Aficamten	Cytokinetics	Obstructive hypertrophic cardiomyopathy (Phase 3)	—	—
Ampreloxetine	Theravance	Symptomatic nOH with multiple system atrophy (Phase 3)	—	—
BCX10013	BioCryst	Once-daily Factor D Inhibitor (Phase 1)	—	—
MK-8189	Merck	Schizophrenia (Phase 2b)	—	—
Olpasiran	Amgen	Cardiovascular disease (Phase 3)	—	—
Omecamtiv mecarbil (7)	Cytokinetics	Heart failure (under FDA review)	—	—
Pelabresib	MorphoSys	Myelofibrosis (Phase 3)	—	—
Pelacarsen (4)	Novartis	Cardiovascular disease (Phase 3)	—	—
Seltorexant	Johnson & Johnson	MDD with insomnia symptoms (Phase 3)	—	—
Trontinemab (8)	Roche	Alzheimer’s disease (Phase 2a)	—	—
Tulmimetostat (9)	MorphoSys	Hematological malignancies and solid tumors (Phase 2)	—	—
Zavegepant	Pfizer	Acute migraine (under FDA review) and prevention (Phase 3)	—	—
CMV is cytomegalovirus, nOH is neurogenic orthostatic hypotension and MDD is major depressive disorder.
Amounts shown in the table may not add due to rounding.

Notes:
(1)Represents end market sales for 2022 as reported by respective product marketers or, where marketers have not reported end market sales by February 10, 2023, based on Visible Alpha projections as of February 7, 2023. Sales shown for Crysvita represent Europe, the Middle East and Africa only. For the majority of our royalties, royalty receipts lag product performance by one quarter and can generally be estimated by applying our publicly disclosed royalty rate to the preceding quarter’s marketer-announced net revenues on a product-by-product basis.
(2)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(3)Royalty receipts includes quarterly redemption payments of $15.6 million related to the Series A Biohaven Preferred Shares and the accelerated redemption payments of $479.5 million for all outstanding Series A and Series B Preferred Shares following Pfizer’s acquisition of Biohaven in October 2022. The remaining amounts are related to royalty receipts from Nurtec ODT.
(4)Royalties were acquired in January 2023.
(5)Airsupra, formerly known as PT027, was approved by the U.S. Food and Drug Administration (“FDA”) in January 2023.
(6)Other products primarily include royalties on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion, for which receipts are presented as Distributions from equity method investees on the Statements of Cash Flows), Cimzia, Entyvio, Gavreto, HIV Franchise, IDHIFA, Letairis, Lexiscan, Mircera, Myozyme, Nesina, Soliqua, Tazverik and distributions from the Legacy SLP Interest.
(7)The financial royalty asset associated with omecamtiv mecarbil was written off in 2020 given the uncertainty around the future of omecamtiv mecarbil at the time.
(8)The financial royalty asset associated with gantenerumab was written off in 2022 as a result of Roche’s statement that it would discontinue clinical trials of gantenerumab. Roche continues to test a different formulation of gantenerumab called trontinemab.
(9) Product formerly known as CPI-0209.

Biopharmaceutical Industry and the Role of Royalties

Our business is supported by significant growth and unprecedented innovation within the biopharmaceutical industry. Global prescription pharmaceutical sales are projected to grow from approximately $1.2 trillion in 2022 to approximately $1.5 trillion in 2027, representing a CAGR of 6% according to EvaluatePharma despite more than $140 billion in cumulative sales being lost to expected patent expiries during the same period. The growth of the biopharmaceutical industry is driven by global secular trends, including population growth, increased life expectancy and growth of the middle classes in emerging markets. In addition, a dramatic acceleration of medical research in recent years has led to a better understanding of the molecular origins of disease and identification of potential targets for therapeutic intervention. This has accelerated R&D opportunities for new drugs. The pace of biopharmaceutical innovation coupled with the proliferation of new biotechnology companies and the increasing cost of drug development has created a significant capital need over recent years that we believe will provide a sustainable tailwind for our business.

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

Our portfolio provides direct exposure to a broad array of blockbuster therapies. As of January 31, 2023, our portfolio included royalties on 15 therapies that each generated end-market sales of more than $1 billion in 2022, including five therapies that each generated end-market sales of more than $3 billion. The therapies within our royalty portfolio are marketed by leading global biopharmaceutical companies for whom these products are important sources of revenue. Given the marketers’ significant focus on and investment in these products, they are motivated to invest substantial resources in driving continued sales growth.

Our portfolio is highly diversified across products, therapeutic areas and marketers. As of January 31, 2023, our portfolio consists of royalties on more than 35 marketed biopharmaceutical therapies which address a wide range of therapeutic areas, including rare diseases, cancer, neurology, immunology, hematology and diabetes. In 2022, no individual therapy accounted for more than 21% of our royalty receipts, no therapeutic area accounted for more than 29% of our royalty receipts and no marketer represented more than 25% of our royalty receipts. The royalties in our portfolio entitle us to payments based directly on the top-line sales of the associated therapies, rather than the profits of these therapies. As such, the diversification of our profits directly reflects the diversification of our royalty receipts, rather than varying levels of product-level profitability, as would typically be expected within a biopharmaceutical company. The graphic below shows the diversification within our 2022 royalty receipts by product, therapeutic area and marketer.
Note: Royalty receipts for Nurtec ODT includes redemption payments that were accelerated related to Biohaven Preferred Shares following Pfizer’s acquisition of Biohaven in 2022.

The key growth-driving royalties in our portfolio are protected by long patent lives. The estimated weighted average royalty duration of our portfolio is approximately 13 years based on projected cumulative cash royalty receipts. Our largest marketed royalty in 2022 was on Vertex’s cystic fibrosis franchise, and existing patent applications covering Trikafta, the most significant product in that franchise, are expected to provide exclusivity through 2037. Our right to receive royalties is perpetual, but we expect that the 2037 patent expiration for Trikafta may result in potential sales declines based on potential generic entry. Several of our marketed royalties have unlimited durations and could provide cash flows for many years after key patents have expired.

Simple and efficient operating model generates substantial cash flow for reinvestment in new biopharmaceutical royalties. Our capital-efficient operating model requires limited operating expenses and no material capital investment in fixed assets or infrastructure in order to support the ongoing growth of our business. As a result, we generate high Adjusted Cash Flow relative to our Adjusted Cash Receipts. Our high cash flow conversion provides us with significant capital that we can deploy for new royalty acquisitions and also use to grow our dividend to shareholders. In 2022, we generated net cash from operating activities of $2.1 billion, Adjusted Cash Receipts of $2.8 billion, Adjusted EBITDA of $2.6 billion and Adjusted Cash Flow of $2.2 billion. We deployed $2.5 billion of cash in 2022 to acquire royalties, milestones and related assets.

Our business model captures many of the most attractive aspects of the biopharmaceutical industry, but with reduced exposure to many common industry challenges. The biopharmaceutical industry benefits from a number of highly attractive characteristics, including long product life cycles, significant barriers to entry and non-cyclical revenues. We have a highly flexible approach that is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties on the most attractive therapies from across the biopharmaceutical industry. We focus on the acquisition of royalties on approved products or development-stage product candidates that have generated strong proof of concept data, avoiding the risks associated with early stage R&D. By acquiring royalties, we are able to realize payments based directly on the top-line sales of leading biopharmaceutical therapies, without the costs associated with fixed R&D, manufacturing and commercial infrastructure.

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

We have deep access to attractively priced investment grade debt that provides a significant cost of capital advantage. We believe that we have an attractive cost of capital that enables us to acquire high-quality biopharmaceutical royalties at competitive prices while still creating value for our shareholders. As of December 31, 2022, we had an aggregate principal amount of $7.3 billion of senior unsecured notes outstanding with a weighted average coupon of 2.24% and a weighted-average maturity of approximately 12 years. In addition, we have an undrawn $1.5 billion senior unsecured revolving credit facility.

We have a talented, long-tenured team with extensive experience and deep industry relationships. Our team has significant experience identifying, evaluating and acquiring royalties on biopharmaceutical therapies. Together they have been responsible for approximately $30 billion of acquisitions of biopharmaceutical royalties, milestones and related assets since 1996 through January 31, 2023. Our acquisitions have included many of the industry’s leading therapies across the past three decades, such as Trikafta, Tremfya, Imbruvica, Tecfidera, Xtandi, Truvada, Lyrica, Humira, Remicade, Rituxan and Neupogen. Our long history of collaboration has resulted in deep relationships with a broad range of participants across the biopharmaceutical industry.

We are the leader in acquiring biopharmaceutical royalties. We are the leader within the space, having executed transactions with an aggregate announced transaction value of more than $24 billion since 2012 through January 31, 2023. We estimate this to represent an estimated market share of approximately 60% of all royalty transactions by value announced during this period. This compares to our next nearest competitor, which we believe has executed $3 billion of transactions, which we estimate to represent market share of 8%. Given the scale of our business relative to our competitors, we have a particularly strong leadership position within large royalty transactions. Since 2012, there have been 13 royalty transactions with an aggregate value of more than $500 million each. We executed 11 of these 13 transactions, for a total aggregate transaction value of approximately $16 billion of cash and estimated market share of 86%, in this transaction size range. The charts below show our market share since 2012 across all transaction sizes and in royalty transactions with an aggregate value of more than $500 million.

Note: Includes transactions through January 31, 2023; excludes royalty debt transactions from market share calculations.

Our Strategy

We intend to grow our business by continuing to partner with constituents across the biopharmaceutical value chain to fund innovation. Our growth strategy is tailored to the needs of our partners through a variety of structures:

• Third-party Royalties – Existing royalties on approved or late-stage development therapies with high commercial potential. A royalty is the contractual right to a percentage of top-line sales from a licensee’s use of a product, technology or intellectual property. The majority of our current portfolio consists of third-party royalties.

• Synthetic Royalties – Newly-created royalties on approved or late-stage development therapies with strong proof of concept and high commercial potential. A synthetic royalty is the contractual right to a percentage of top-line sales by the developer or marketer of a therapy in exchange for funding. A synthetic royalty may also include contingent milestone payments. We also fund ongoing R&D for biopharmaceutical companies in exchange for future royalties and milestones if the product or indication we are funding is approved.

• Launch and Development Capital – Tailored supplemental funding solutions, generally included as a component within a transaction, increasing the scale of our capital. Launch and development capital is generally provided in exchange for a long-term stream of fixed payments with a predetermined schedule around the launch of a drug. Launch and development capital may also include a direct investment in the public equity of a company.

• Mergers and Acquisitions (“M&A”) Related – We acquire royalties in connection with M&A transactions, often from the buyers of biopharmaceutical companies when they dispose of the non-strategic assets of the target company following the closing of the acquisition. We also seek to partner with companies to acquire other biopharmaceutical companies that own significant royalties. We may also seek to acquire biopharmaceutical companies that have significant royalties or where we can create royalties in subsequent transactions.

Additionally, we may identify additional opportunities, platforms or technologies that leverage our capabilities such as our strategic alliance with MSCI Inc. (“MSCI”) to develop thematic life sciences indexes.

From 2012 through 2022, we deployed $8.3 billion of cash to acquire royalties, milestones and related assets on development-stage product candidates. As of January 31, 2023, products underlying $6.4 billion of these acquisitions have already been approved, representing a success rate to date of 77%, while products underlying $0.8 billion were not approved and products underlying $1.1 billion are still in development.

Notes:
(1)Reflects cash deployed for royalty acquisitions from 2012 through 2022.
(2)Not approved includes investments in vosaroxin, palbociclib, Merck KGaA’s anti-IL17 nanobody M1095, BCX9930, gantenerumab and otilimab.

In recent years, we have increased the scope of our investments beyond royalties to include additional assets such as equity investments and the acquisition of businesses with significant royalty assets. Our broad scope increases our total addressable market and has allowed us to provide a broad range of solutions to our partners across the biopharmaceutical ecosystem.

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

• Attractive risk-adjusted returns: we focus on generating attractive returns on our investments on a risk-adjusted basis. We evaluate opportunities across the risk spectrum and do not target the same return for all assets.

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

We added the cystic fibrosis franchise to our portfolio in November 2014 and purchased an additional residual royalty interest in November 2020. Our right to receive royalties is perpetual, but we expect that the 2037 patent expiration for Trikafta may result in potential sales declines based on potential generic entry. Total global end market sales for the cystic fibrosis franchise during 2022 were approximately $8.9 billion and we collected $811 million in related royalty receipts over the same period. Global end market sales of the cystic fibrosis franchise are projected to grow to approximately $10.5 billion in 2027, according to Visible Alpha.

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

We added Tysabri to our portfolio in February 2017. Our right to receive royalties is perpetual. Total global end market sales for Tysabri during 2022 are estimated to be approximately $2.0 billion and we collected $370 million in related royalty receipts over the same period. Global end market sales of Tysabri are projected to be approximately $1.4 billion in 2027, according to Visible Alpha.

Imbruvica

Imbruvica (ibrutinib) is a first-in-class small molecule Bruton’s tyrosine kinase inhibitor that is the leading therapy in chronic lymphocytic leukemia, relapsed/refractory mantle cell lymphoma and other blood cancers. Imbruvica is marketed by AbbVie and Janssen, a subsidiary of Johnson & Johnson. A robust clinical program supports Imbruvica’s use across a wide range of patient populations and cancer types, including 12 FDA approvals in seven distinct indications.

We added Imbruvica to our portfolio in July 2013. We estimate that our royalties will substantially end between 2027 and 2032. Total global end market sales for Imbruvica during 2022 were approximately $5.8 billion and we collected $313 million in related royalty receipts over the same period. Global end market sales of Imbruvica are projected to be approximately $3.5 billion in 2027, according to Visible Alpha.

Xtandi

Xtandi (enzalutamide) is an oral, small molecule androgen receptor inhibitor marketed by Pfizer and Astellas for the treatment of non-metastatic and metastatic castration-resistant prostate cancer as well as metastatic castration sensitive prostate cancer.

We added Xtandi to our portfolio in March 2016. We estimate that our royalties will substantially end between 2027 and 2028. Total global end market sales for Xtandi during 2022 were approximately $4.8 billion and we collected $187 million in related royalty receipts over the same period. Global end market sales of Xtandi are projected to grow to approximately $5.2 billion in 2027, according to Visible Alpha.

Promacta

Promacta (eltrombopag) is an oral, small molecule activator of the thrombopoietin receptor used to increase the number of platelets in the blood, marketed by Novartis for the treatment of chronic immune thrombocytopenia and aplastic anemia.

We added Promacta to our portfolio in March 2019. We estimate that our royalties will substantially end between 2025 and 2028. Total global end market sales for Promacta during 2022 were approximately $2.1 billion and we collected $182 million in related royalty receipts over the same period. Global end market sales of Promacta are projected to be approximately $525 million in 2027, according to Visible Alpha.

Tremfya

Tremfya (guselkumab) is an anti-interleukin 23 marketed by Johnson & Johnson for the treatment of adults living with moderate to severe plaque psoriasis, and for adults with active psoriatic arthritis. Tremfya is also in clinical development for ulcerative colitis and Crohn’s disease.

We added Tremfya to our portfolio in July 2021. We estimate that our royalties will substantially end between 2031 and 2032. Total global end market sales for Tremfya during 2022 were approximately $2.7 billion and we collected $97 million in related royalty receipts over the same period. Global end market sales of Tremfya are projected to grow to approximately $6.0 billion in 2027, according to Visible Alpha.

Nurtec ODT/Biohaven payment

Nurtec ODT (rimegepant) is an oral, small molecule calcitonin gene-related peptide receptor antagonist marketed by Pfizer for the acute treatment and prevention of migraine.

We added Nurtec ODT to our portfolio in June 2018 and purchased an additional interest in Nurtec ODT as part of our expanded funding agreement with Biohaven in August 2020. We estimate that our royalties will substantially end between 2034 and 2036. Total global end market sales for Nurtec ODT during 2022 are estimated to be approximately $764 million and we collected $18 million in royalty receipts on Nurtec ODT over the same period. Additionally, we received $542 million from the redemption of all outstanding Series A and Series B Biohaven Preferred Shares in 2022. The Series A and Series B Biohaven Preferred Shares were fully redeemed following Pfizer’s acquisition of Biohaven in October 2022. We will only receive royalties from underlying product sales beginning in 2023. Global end market sales of Nurtec ODT are projected to grow to approximately $2.7 billion in 2027, according to Visible Alpha.

Trelegy

Trelegy is a combination of an inhaled corticosteroid and two bronchodilators in a single delivery device administered once-daily for the maintenance treatment of chronic obstructive pulmonary disease and the maintenance treatment of asthma in patients aged 18 years and older. Trelegy is marketed by GSK.

We added Trelegy to our portfolio in July 2022. We estimate that our royalties will substantially end between 2029 and 2030. Total global end market sales for Trelegy during 2022 were approximately $2.1 billion. Subsequent to adding Trelegy to our portfolio in July 2022, we collected $90 million in related royalty receipts. Global end market sales of Trelegy are projected to grow to approximately $3.5 billion in 2027, according to Visible Alpha.

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

We added Cabometyx/Cometriq to our portfolio in March 2021. We estimate that our royalties will substantially end between 2026 and 2029. Total global end market sales for Cabometyx/Cometriq during 2022 were approximately $1.9 billion and we collected $55 million in related royalty receipts over the same period. Global end market sales of Cabometyx/Cometriq are projected to grow to approximately $2.8 billion in 2027, according to Visible Alpha.

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

We added Farxiga/Onglyza to our portfolio in November 2017. We estimate that our royalties will substantially end in 2025. Total global end market sales for Farxiga/Onglyza during 2022 were approximately $4.6 billion and we collected $44 million in related royalty receipts over the same period. Global end market sales of Farxiga/Onglyza are projected to be approximately $4.4 billion in 2027, according to Visible Alpha.

Evrysdi

Evrysdi (risdiplam) is a survival motor neuron 2 splicing modifier marketed by Roche, and is the first oral treatment approved for infants, children and adults with all types of spinal muscular atrophy.

We added Evrysdi to our portfolio in July 2020. Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion. Total global end market sales for Evrysdi during 2022 were approximately $1.2 billion and we collected $41 million in related royalty receipts over the same period. Global end market sales of Evrysdi are projected to grow to approximately $2.8 billion in 2027, according to Visible Alpha.

Prevymis

Prevymis (letermovir) is a first-in-class prophylactic marketed by Merck & Co. for the prophylaxis of cytomegalovirus infection and disease in adults who have received an allogeneic hematopoietic stem cell transplant.

We added Prevymis to our portfolio in June 2020. We estimate that our royalties will substantially end in 2029. Total global end market sales for Prevymis during 2022 were approximately $428 million and we collected $37 million in related royalty receipts over the same period. Global end market sales of Prevymis are projected to grow to approximately $525 million in 2027, according to Visible Alpha.

Trodelvy

Trodelvy (sacituzumab govitecan-hziy) is an antibody-drug conjugate for the treatment of adult patients with metastatic triple-negative breast cancer and pre-treated hormone receptor (HR)-positive, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer. Trodelvy was initially developed by Immunomedics and is now marketed by Gilead following the acquisition of Immunomedics in 2020. Gilead is exploring monotherapy and combinations of Trodelvy across numerous cancer indications and lines of therapy.

We added Trodelvy to our portfolio in January 2018. Our right to receive royalties is perpetual. Total global end market sales for Trodelvy during 2022 were approximately $680 million and we collected $25 million in related royalty receipts over the same period. Global end market sales of Trodelvy are projected to grow to approximately $2.6 billion in 2027, according to Visible Alpha.

Orladeyo

Orladeyo (berotralstat) is a first-in-class oral inhibitor of plasma kallikrein marketed by BioCryst for the prevention of hereditary angioedema attacks.

We added Orladeyo to our portfolio in December 2020 and purchased an additional interest as part of our expanded funding agreement with BioCryst in November 2021. Our right to receive royalties is perpetual, but we expect that the 2036-2039 patent expirations for Orladeyo may result in potential sales declines based on potential generic entry. Total global end market sales for Orladeyo during 2022 are estimated to be approximately $252 million and we collected $22 million in related royalty receipts over the same period. Global end market sales of Orladeyo are projected to grow to approximately $725 million in 2027, according to Visible Alpha.

Erleada

Erleada (apalutamide) is an oral, small molecule androgen receptor inhibitor indicated for the treatment of patients with non-metastatic castration-resistant prostate cancer and for the treatment of patients with metastatic castration sensitive prostate cancer. It is marketed by Johnson & Johnson.

We added Erleada to our portfolio in February 2019. We estimate that our royalties will substantially end in 2032. Total global end market sales for Erleada during 2022 were approximately $1.9 billion and we collected $21 million in related royalty receipts over the same period. Global end market sales of Erleada are projected to grow to approximately $4.3 billion in 2027, according to Visible Alpha.

Crysvita

Crysvita (burosumab) is a monoclonal antibody that is approved in the European Union for the treatment of fibroblast growth factor-23 related hypophosphataemia in tumor-induced osteomalacia associated with phosphaturic mesenchymal tumors that cannot be curatively resected or localised in children and adolescents aged 1 to 17 years and in adults. Crysvita is also approved in the European Union for X-linked in children and adolescents aged 1 to 17 years with radiographic evidence of bone disease, and in adults. Crysvita is marketed by Kyowa Kirin and Ultragenyx.

We added a royalty on Crysvita sales in Europe to our portfolio in December 2019. Our royalties expire when we receive aggregate royalties equal to $608 million if that happens prior to December 31, 2030, and otherwise when we receive aggregate royalties of $800 million. We estimate that our royalties will substantially end between 2033 and 2038. Total end market sales for Crysvita during 2022 are estimated to be approximately $220 million and we collected approximately $20 million in related royalty receipts over the same period. End market sales of Crysvita are projected to grow to approximately $575 million in 2027, according to Visible Alpha.

Emgality

Emgality (galcanezumab-gnlm) is a monoclonal antibody calcitonin gene-related peptide receptor antagonist indicated for the preventive treatment of migraine and for the treatment of episodic cluster headache marketed by Lilly.

We added Emgality to our portfolio in March 2019. We estimate that our royalties will substantially end in 2033. Total global end market sales for Emgality during 2022 were approximately $651 million and we collected $19 million in related royalty receipts over the same period. Global end market sales of Emgality are projected to grow to approximately $1.0 billion in 2027, according to Visible Alpha.

Oxlumo

Oxlumo (lumasiran) is a small interfering ribonucleic acid therapeutic targeting hydroxyacid oxidase 1 for the treatment of primary hyperoxaluria type 1 marketed by Alnylam. Oxlumo was approved by the FDA in November 2020.

We added Oxlumo to our portfolio in April 2021. We estimate that our royalties will substantially end between 2034 and 2035. Total global end market sales for Oxlumo during 2022 are estimated to be approximately $67 million and we collected $3 million in related royalty receipts over the same period. Global end market sales of Oxlumo are projected to grow to approximately $325 million in 2027, according to Visible Alpha.

Spinraza

Spinraza is for the treatment for spinal muscular atrophy marketed by Biogen. We added Spinraza to our portfolio in January 2023. We estimate that our royalties will substantially end between 2030 and 2035. Total global end market sales for Spinraza during 2022 are estimated to be approximately $1.8 billion. Global end market sales of Spinraza are projected to be approximately $1.4 billion in 2027, according to Visible Alpha.

Airsupra

Airsupra, formerly known as PT027, is a fixed dose combination of the inhaled corticosteroid, budesonide and albuterol, a short-acting beta-2 agonist for the treatment of asthma. Airsupra was approved by the FDA in January 2023.

We have an equity investment in the Avillion entities, one of which is a party to a co-development agreement with AstraZeneca to advance Airsupra through a global clinical development program for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. We estimate that distributions from Avillion II for our portion of royalties will substantially end in 2030, but AstraZeneca is entitled to certain buyout rights which, if exercised, would result in earlier expiration. In January 2023, AstraZeneca notified Avillion II that it elected to pay a fee of $80 million to Avillion II to exercise an option to commercialize Airsupra in the United States. We expect to receive our pro rata portion of the exercise fee of approximately $35 million, subject to any holdback for expenses, in 2023. Global end market sales of Airsupra are projected to grow to approximately $550 million in 2027, according to Visible Alpha.

Development-Stage Product Candidates

Our current portfolio includes 12 development-stage product candidates. These development-stage product candidates have not yet been approved, and therefore have not generated any royalties (and we have not collected any related royalty receipts) to date.

Aficamten

Aficamten is a small molecule cardiac myosin inhibitor in Phase 3 development by Cytokinetics for obstructive hypertrophic cardiomyopathy (oHCM). We added aficamten to our portfolio in January 2022. If approved, global end market sales of aficamten are projected to grow to approximately $1.5 billion in 2030, according to Visible Alpha.

Ampreloxetine

Ampreloxetine is an investigational once-daily norepinephrine reuptake inhibitor in Phase 3 development by Theravance for the treatment of symptomatic neurogenic orthostatic hypotension in patients with multiple system atrophy. We added ampreloxetine to our portfolio in July 2022. If approved, global end market sales of ampreloxetine are projected to grow to approximately $150 million in 2030, according to Visible Alpha.

BCX10013

BCX10013 is an oral, once-daily Factor D inhibitor for the treatment of complement-mediated diseases. We added BCX10013 to our portfolio as part of our expanded funding agreement with BioCryst in November 2021. In December 2022, BioCryst decided to focus its complement inhibitor development efforts on BCX10013 after discontinuing the development of BCX9930. Visible Alpha does not currently have estimates available for global end market sales of BCX10013 in 2030.

MK-8189

MK-8189 is an oral PDE10A inhibitor in Phase 2B development by Merck for the treatment of schizophrenia. We added MK-8189 to our portfolio in October 2022. If approved, global end market sales of MK-8189 are projected to grow to approximately $150 million in 2030, according to Visible Alpha.

Olpasiran

Olpasiran is a small interfering RNA (siRNA) in Phase 3 development by Amgen designed to lower levels of lipoprotein(a), a genetically-determined independent risk factor for cardiovascular disease. We added olpasiran to our portfolio in November 2022. If approved, global end market sales of olpasiran are projected to grow to approximately $875 million in 2030, according to Visible Alpha.

Omecamtiv mecarbil

Omecamtiv mecarbil is an oral, small molecule cardiac myosin activator developed by Cytokinetics and under FDA regulatory review for the treatment of heart failure with reduced ejection fraction.

We added omecamtiv mecarbil to our portfolio in 2017. In November 2020, results from the Phase 3 GALACTIC-HF trial of omecamtiv mecarbil in patients with heart failure were presented at the American Hearth Association Scientific Sessions which showed that the trial met the primary composite endpoint of reduction in cardiovascular death or heart failure events, but did not meet the secondary endpoint of reduction in cardiovascular death. Cytokinetics subsequently regained global rights to develop and commercialize omecamtiv mecarbil when Amgen and Servier elected to terminate their collaboration agreement. Following the Phase 3 results and termination of the collaboration announced in 2020, given the uncertainty around the future of omecamtiv mecarbil at the time, we recognized an impairment charge of $65 million related to the write-off of the associated financial royalty asset of $90 million and its associated provision of $25 million in 2020. If approved, global end market sales of omecamtiv mecarbil are projected to grow to approximately $300 million in 2030, according to Visible Alpha.

Pelabresib

Pelabresib is a bromodomain and extra-terminal inhibitor in Phase 3 development by MorphoSys for myelofibrosis. We added pelabresib to our portfolio in July 2021. If approved, global end market sales of pelabresib are projected to grow to approximately $375 million in 2030, according to Visible Alpha.

Pelacarsen

Pelacarsen is in Phase 3 development by Novartis for the treatment specifically targeting elevated lipoprotein(a), and independent, inherited and causal risk factor for cardiovascular disease. We added pelacarsen to our portfolio in January 2023. If approved, global end market sales of pelacarsen are projected to grow to approximately $825 million in 2030, according to Visible Alpha.

Seltorexant

Seltorexant is a selective orexin 2 receptor antagonist in Phase 3 development for the treatment of major depressive disorder with insomnia symptoms by Johnson & Johnson. We added seltorexant to our portfolio in January 2021. If approved, global end market sales of seltorexant are projected to grow to approximately $225 million in 2030, according to Visible Alpha.

Trontinemab

Trontinemab is a fully human monoclonal antibody that targets and binds to aggregated forms of beta-amyloid and activates immune cells in the brain to clear amyloid plaque and prevent further accumulation. Trontinemab is in Phase 2a development and uses Roche’s brain shuttle technology, which is designed to transfer the drug across the blood brain barrier and increase the antibody concentration in the brain. We added trontinemab to our portfolio in July 2021. Visible Alpha does not currently have estimates available for global end market sales of trontinemab in 2030.

Tulmimetostat

Tulmimetostat, formerly known as CPI-0209, is a second-generation enhancer of zeste homolog 2 inhibitor, in Phase 2 development by MorphoSys for hematological malignancies and solid tumors. We added tulmimetostat to our portfolio in July 2021. If approved, global end market sales of tulmimetostat are projected to grow to approximately $25 million in 2030, according to Visible Alpha.

Zavegepant

Zavegepant is a small molecule calcitonin gene-related peptide receptor antagonist under FDA regulatory review for the acute treatment of migraine and in Phase 3 development for the prevention of migraine. If approved, zavegepant will be marketed by Pfizer following its acquisition of Biohaven in October 2022.

We added zavegepant to our portfolio in June 2018 and purchased an additional interest as part of our expanded funding agreement with Biohaven in August 2020. We estimate that our royalties will substantially end between 2034 and 2036. As a result of an additional transaction in 2020, we are also entitled to success-based milestone payments, the first of which would be paid upon initial FDA approval of zavegepant. If approved, global end market sales of zavegepant are projected to grow to approximately $850 million in 2030, according to Visible Alpha.

Royalty Portfolio Summary

The table below provides a summary of the estimated royalty expiration and the royalty rates for our portfolio:

Product	Therapeutic Area	Estimated Royalty Duration(1)	Royalty Rate(2)
Approved Products
Cystic fibrosis franchise	Rare disease	2037(3)	For combination therapies, sales are allocated equally to each of the active pharmaceutical ingredients; tiered royalties ranging from single digit to subteen percentages on annual worldwide net sales of ivacaftor, lumacaftor and tezacaftor, and mid-single digit percentages on annual worldwide net sales of elexacaftor
Nurtec ODT	Neurology	2034-2036	2.1% royalty on annual combined worldwide net sales of Nurtec ODT and zavegepant up to $1.5 billion and 1.5% on annual combined worldwide net sales above $1.5 billion. 0.4% incremental royalty on all Nurtec ODT worldwide net sales
Tysabri	Neurology	Perpetual	Contingent payments of 18% on annual worldwide net sales up to $2.0 billion and 25% on annual worldwide net sales above $2.0 billion
Imbruvica	Cancer	2027-2032	Tiered royalties in the mid-single digits on annual worldwide net sales
Xtandi	Cancer	2027-2028	Royalty of slightly less than 4% on worldwide net sales
Promacta	Hematology	2025-2028	Tiered royalty ranging from 4.7% to 9.4% on annual worldwide net sales
Tremfya	Immunology	2031-2032	Mid-single digit, tiered royalty on annual worldwide net sales
Trelegy	Respiratory	2029-2030(4)	Royalties are tiered based on annual net sales at 6.5% up to $750 million, 8.0% on sales between $750 million and $1.25 billion, 9.0% on sales between $1.25 billion and $2.25 billion, 10.0% over $2.25 billion
Cabometyx/Cometriq	Cancer	2026-2029(5)	3% royalty on worldwide net sales
Farxiga/Onglyza	Diabetes	2025	Payments equivalent to low-single digit downward tiered royalty on annual worldwide net sales
Evrysdi	Rare disease	2030-2035(6)
Tiered royalties of 3.4% on worldwide net sales up to $500 million, 4.7% on net sales between $500 million and $1 billion, 6.0% on net sales between $1 billion and $2 billion 6.9% on net sales over $2 billion(7)

Prevymis	Infectious disease	2029	Low-double digit royalty on annual worldwide net sales up to $300 million
Trodelvy	Cancer	Perpetual	4.15% royalty on annual worldwide net sales up to $2 billion, declining stepwise based on sales tiers to 1.75% on net sales above $6 billion
Orladeyo	Rare disease	2036-2039(8)	9.50% royalty on direct annual net sales of up to $350 million, 4.50% on sales between $350 million and $550 million, and no royalties on sales over $550 million; tiered percentage of sublicense revenue in certain territories
Erleada	Cancer	2032	Low-single digit royalties on worldwide net sales
Crysvita	Rare disease	2033-2038(9)	10% royalty on EU, U.K. and Switzerland net sales
Emgality	Neurology	2033	Low-single digit royalty on annual worldwide net sales
Oxlumo	Rare disease	2034-2035	Royalties in the mid- to high-single digits based on annual worldwide net sales
Spinraza(10)	Rare disease	2030-2035(11)	Tiered royalties on up to $1.5 billion of annual worldwide net sales at rates ranging from 2.8% to 3.8% through 2027 and increasing to 5.0% to 6.8% in 2028(12)
Airsupra(13)	Respiratory	2030(14)	Tiered royalties in the low-single digits on annual U.S. net sales(15)

Development-Stage Product Candidates
Aficamten	Cardiology	—	4.5% royalty on annual worldwide net sales up to $1 billion and 3.5% on net sales above $1 billion, subject to certain potential step-downs
Ampreloxetine	Neurology	—	Low- to mid-single digit royalty on worldwide net sales
BCX10013	Rare disease	—	3.0% royalty on annual worldwide net sales up to $1.5 billion and 2.0% royalty on annual worldwide net sales between $1.5 billion and $3.0 billion
MK-8189	Neurology	—	Royalty on worldwide net sales
Olpasiran	Cardiology	—	Up to low-double digit tiered royalties on worldwide net sales
Omecamtiv mecarbil	Cardiology	2032-2034	Mid-single digit royalty on worldwide net sales
Pelabresib	Cancer	—	3.0% royalty on annual worldwide net sales
Pelacarsen(16)	Cardiology	—	Upward-tiered mid-single digit royalties on worldwide net sales(17)
Seltorexant	Neurology	—	Mid-single digit royalty on worldwide net sales
Trontinemab	Neurology	—	Tiered royalties ranging between 3.3% and 4.2% on annual worldwide net sales(18)
Tulmimetostat(19)	Cancer	—	3.0% royalty on worldwide net sales
Zavegepant	Neurology	2034-2036	2.1% royalty on annual combined worldwide net sales of Nurtec ODT and zavegepant up to $1.5 billion and 1.5% on annual combined worldwide net sales above $1.5 billion. Up to a 3.0% incremental royalty on zavegepant worldwide net sales up to $1.5 billion and up to 2.0% incremental royalty on zavegepant worldwide net sales above $1.5 billion

Notes:
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
(2)The royalties in our portfolio are subject to the underlying contractual agreements from which they arise and may be subject to reductions or other adjustments in accordance with the terms of such agreements.
(3)Royalty is perpetual; year shown represents Trikafta expected patent expiration and potential sales decline based on timing of potential generic entry.
(4)We will pay Theravance Biopharma, Inc. 85% of the royalties in respect of ex-U.S. net sales after June 30, 2029 and 85% of the royalties in respect of U.S. net sales after December 31, 2030.
(5)Royalties on net sales of cabozantinib products in the United States through September 2026 and non-U.S. markets through the full term of the royalty.
(6)Key patents on Evrysdi in the United States expire in 2035, but our royalty will cease when aggregate royalties paid to us equal $1.3 billion.
(7)We are entitled to approximately 43% of the tiered royalties ranging from 8% to 16% for Evrysdi.
(8)Royalty is perpetual; years shown represent estimated United States patent expiration for Orladeyo and potential sales decline based on timing of generic entry.
(9)Royalties expire when we receive aggregate royalties equal to $608 million if that happens prior to December 31, 2030, and otherwise when we receive aggregate royalties of $800 million.
(10)We acquired an interest in Ionis Pharmaceuticals, Inc.’s (“Ionis”) royalty in Biogen's Spinraza in January 2023.
(11)Our royalty interest in Spinraza will revert to Ionis after we receive aggregate Spinraza royalties equal to $475 million or $550 million, depending on the timing and occurrence of certain events.
(12)We are entitled to 25% of Ionis’ Spinraza royalty payments of 11% to 15% on annual worldwide net sales through 2027, increasing to 45% of royalty payments in 2028.
(13)Product formerly known as PT027.
(14)AstraZeneca is entitled to certain buyout rights which, if exercised, would result in earlier expiration.
(15)Represents the portion of the royalties on Airsupra that we are entitled to based on our minority ownership stake in Avillion II.
(16)We acquired an interest in Ionis’ royalty in Novartis' pelacarsen in January 2023.
(17)We are entitled to 25% of Ionis’ pelacarsen royalty payments of mid-teens to low-20% on annual worldwide net sales.
(18)We are entitled to 60% of MorphoSys’ trontinemab royalty payments ranging from 5.5% to 7% of worldwide net sales.
(19)Product formerly known as CPI-0209.

There can be no assurance that our royalties will expire when expected. Any reductions in the durations of royalties relative to our estimates may adversely affect our financial condition and results of operations. See “Risk Factors” in Item 1A, Risk Factors for further information.

Fixed Payment Arrangements

The table below provides a summary of our fixed payment arrangements:

Funding Arrangement	Therapeutic Area	Key Terms(1)
Zavegepant Success-Based Milestones	Neurology
•Success-based milestone payments from 1.9 to 2.95 times the funded amount of $250.0 million, depending on specific zavegepant regulatory approvals.
•Success-based milestone payment of $475.0 million, or 1.9 times the funded amount, if zavegepant’s first regulatory approval in migraine is achieved.
•Incremental payments of up to 1.05 times the funded amount may be triggered by certain additional regulatory approvals.
•Each milestone event achieved will result in an accelerated lump sum payment.

MorphoSys Development Funding Bonds	Not applicable	•Payments to us of approximately 2.2 times the $300.0 million funded amount. •Expected payments in 36 consecutive quarterly payments from the fourth quarter of 2024.
Cytokinetics Commercial Launch Funding	Cardiology
•Up to five tranches totaling $300.0 million, including first $50.0 million tranche funded in the first quarter of 2022.
•Payments to us of 1.9 times the amount drawn, except for the second and third tranches, which each total 2.0 times the amount drawn.
•Required draw of $50.0 million if a certain contingency is met and optional draw of the remaining $200.0 million if certain regulatory and clinical development milestones are met.
•Each subsequent tranche has a 12-month draw period once certain clinical and regulatory milestones are met.
•34 consecutive quarterly payments to us on the last business day of the seventh quarter following the quarter of the funding date for each tranche.

(1)Our fixed payment arrangements are subject to the underlying contractual agreements and legal instruments from which they arise and may be subject to reduction, accelerations, and other adjustments in accordance with the respective terms of such agreements and instruments.

Competition

We face competition from other entities that acquire biopharmaceutical royalties, including competitors to the Manager that are in the similar business of acquiring biopharmaceutical royalties. There are a limited number of suitable and attractive acquisition opportunities available in the market. Therefore, competition to acquire such assets is intense. The Manager is subject to competition from other potential royalty buyers, including from the companies that market the products on which royalties are paid, financial institutions and other entities. These other potential royalty buyers may be larger and better capitalized than us. The Manager may not be able to identify and obtain a sufficient number of asset acquisition opportunities to invest the full amount of capital that may be available to us. We also compete with other forms of financing available to biopharmaceutical companies, such as equity, debt or convertible debt financing and licensing opportunities. If biopharmaceutical companies opt to finance through such other means, we may not be able to acquire additional assets or grow our business. There can be no assurance that we will continue to acquire biopharmaceutical products and companies that hold biopharmaceutical royalties that are acceptable to us.

The products that provide the basis for the cash flows of the biopharmaceutical products in which we invest are also subject to intense competition. The biopharmaceutical industry is a highly competitive and rapidly evolving industry. The length of any product’s commercial life cannot be predicted. There can be no assurance that one or more products will not be rendered obsolete or non-competitive by new or alternate products or improvements made to existing products, either by the current marketer of such products or by another marketer. Adverse competition, obsolescence, governmental and regulatory action, or healthcare policy changes could significantly affect the revenues, including royalty-related revenues, of the products which serve as the security or other support for the payments due under the biopharmaceutical products that we hold.

Competitive factors affecting the market position and success of each product include:
• effectiveness;
• safety and side effect profile;
• price, including third-party insurance reimbursement policies;
• timing, introduction and marketer support of the product;
• efficacy and execution of marketing and commercialization strategy;
• market acceptance;
• manufacturing, supply and distribution;
• governmental regulation, including price caps;
• availability of lower-cost generics or biosimilars;
• intellectual property protection and exclusivity;
• treatment innovations that eliminate or minimize the need for a product; and
• product liability claims.

Products for which we have a royalty receivable or other interest may be rendered obsolete or non-competitive by new or alternate products, including generics or biosimilars, improvements on existing products or governmental or regulatory action. In addition, as biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies, products on which we have a royalty may become unattractive to commercialize or obsolete. If a product’s market acceptance is diminished or it is withdrawn from the market, continuing payments with respect to biopharmaceutical products, including royalty payments and payments of interest on and repayment of the principal, may not be made on time or at all, which may affect our ability to realize the benefits of the royalty receivable or other interest in such product and may result in us incurring asset impairment charges. Further, any product for which we have a royalty receivable or other interest that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Many approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. Any of these developments could adversely affect products for which we have a royalty, and consequently could adversely affect our business, financial condition and results of operations.

Corporate Responsibility

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharma industry, collaborating with innovators from academic institutions, research hospitals and non-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies. Our sustainability efforts reflect the uniqueness of our business model. We believe that our environmental, social and governance (ESG) strategy, policies and practices will create sustainable long-term value for our company, our employees, our shareholders and other stakeholders while also helping us reduce risk and identify new opportunities.

Governance

Risk management, compliance and high ethical standards are foundational to our culture. One of our most valuable assets is our reputation for integrity, professionalism, fairness and good stewardship. Our strong corporate governance program, from board oversight to robust management practices, aligns the interests of our stakeholders and underpins our market-leading position and the high esteem with which we are held in the life sciences industry.

Culture

We believe our people are the key to our success and are what sets us apart. We seek to have a well-rounded, diverse workplace, which reflects our shareholders and other stakeholders with whom we collaborate, and the communities in which we live and work. We value diverse teams and backgrounds: as of December 31, 2022, 52% of the workforce of our Manager are women and approximately 33% of the workforce of our Manager are ethnically diverse.

Social

We collaborate with organizations seeking to address health needs, improve health outcomes, spur innovation and expand patient care opportunities. Approximately one-fourth (by value) of the royalty transactions we have completed since 2012 have been with leading academic and non-profit institutions. By partnering with these institutions, we have provided capital which has been used to further scientific research (for example, the Cystic Fibrosis Foundation). Our philanthropy seeks to address the challenges of a complex and evolving world by providing funds and resources to support programs that enable innovation in the life sciences, reduce the risk of disease, strengthen access to healthcare and ensure equal access to quality healthcare. We are committed to good corporate citizenship and actively support the work of a number of patient advocacy groups and medical research foundations, including the Leukemia & Lymphoma Society, National Multiple Sclerosis Society, Lupus Research Alliance, Melanoma Research Alliance and Prostate Cancer Foundation.

Employees

Our directors and executive officers manage our operations and activities. However, we do not currently have any employees or any officers other than our executive officers. Pursuant to the management agreements entered into in connection with our initial public offering (collectively, the “Management Agreement”) with the Manager, the Manager performs corporate and administration services for us.

As of December 31, 2022, the Manager had 75 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that the Manager’s relations with its employees are satisfactory.

Human Capital

Because we are “externally managed,” we do not employ our own personnel, but instead depend upon the Manager and its executive officers and employees for all of the services we require. Under the Management Agreement, the Manager manages the assets of our business and sources and evaluates royalty acquisitions. Accordingly, our success is dependent upon the expertise and services of the executive officers and other personnel provided to us through the Manager. The Manager is responsible for the selection of these executive officers and other personnel, and our Board of Directors reviews personnel with the Manager with the objective of evaluating the Manager’s internal capabilities. The Management Development and Compensation Committee of our Board of Directors in consultation with the Manager also plans for the succession of senior management of the Manager. The Management Agreement requires the Manager’s executives to devote substantially all of their time to managing us, Royalty Pharma Investments 2019 ICAV (“RPI” or “RPI 2019 ICAV”) and any legacy vehicles related to Royalty Pharma Investments, an Irish unit trust (“Old RPI”) unless otherwise approved by our Board of Directors.

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

We do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and believe that we are not engaged primarily in the business of investing, reinvesting or trading in securities. We believe that, for U.S. Investment Company Act purposes, we are engaged primarily, through one or more of our subsidiaries, in the business of purchasing or otherwise acquiring certain obligations that represent part or all of the sales price of merchandise. Our subsidiaries that are so engaged rely on Section 3(c)(5)(A) of the U.S. Investment Company Act, which, according to certain SEC staff interpretations, generally may be available to an issuer that invests at least 55% of its assets in “notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services,” which we refer to as ICA Exception Qualifying Assets, and that does not issue any redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates.

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

As the parent of one or more subsidiaries that rely on Section 3(c)(5)(A), we currently are exempted from registration as an investment company based on Section 3(a)(1)(C) and/or Section 3(c)(6) of the U.S. Investment Company Act. To ensure that we are not obligated to register as an investment company, we must not exceed the thresholds provided by the ICA 40% Test. For purposes of the ICA 40% Test, the term “investment securities” does not include U.S. government securities or securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on Section 3(c)(1) or Section 3(c)(7) of the U.S. Investment Company Act, such as majority-owned subsidiaries that rely on Section 3(c)(5)(A). We also may rely on Section 3(c)(6), which, based on SEC staff interpretations, requires us to invest, either directly or through majority-owned subsidiaries, at least 55% of our assets in, as relevant here, businesses relying on Section 3(c)(5)(A). For a subsidiary to be “majority-owned,” a parent entity must own a majority of the voting securities of the applicable security. Therefore, the assets that we and our subsidiaries hold and acquire are limited by the provisions of the U.S. Investment Company Act and the rules and regulations promulgated thereunder.

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

Corporate Information

Our predecessor was founded in 1996 and we were incorporated under the laws of England and Wales on February 6, 2020. We are a holding company, and our principal asset is a controlling equity interest in Royalty Pharma Holdings Ltd (“RP Holdings”). Our principal executive offices are located at 110 East 59th Street, New York, NY 10022, and our telephone number is (212) 883-0200. Our Internet site is www.royaltypharma.com. Our website and the information contained therein or connected thereto is not incorporated into this Annual Report on Form 10-K. Our agent for service in the United States is CSC North America located at 251 Little Falls Drive, Wilmington, Delaware, 19808.

Available Information

Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available, free of charge, on the Investors section of our website at https://royaltypharma.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. We use the Investor section of our website as a means of disclosing material information. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. Statements and information concerning our status as a Passive Foreign Investment Company (“PFIC”) for U.S. taxpayers are also available, free of charge, on the Investors section of our website under “Tax Information.” The information contained on or connected to the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, references to website URLs are intended to be inactive textual references only.

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
•our ability to leverage our competitive strengths;
•marketers of products that generate our royalties are outside of our control and are responsible for development, pursuit of ongoing regulatory approval, commercialization, manufacturing and marketing;
•governmental regulation of the biopharmaceutical industry;
•interest rate risk, foreign exchange fluctuations and inflation;
•our reliance on the Manager for all services we require and key members of the Manager’s senior advisory team;
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

Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, changes in the marketer’s strategic priorities, obsolescence, lack of acceptance by government healthcare programs and private insurance plans, loss of patent protection, government regulations, the impact of the COVID-19 global pandemic or other factors, and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals, declining sales or litigation. As a result, payments of our royalties may be reduced or cease. In addition, these payments may be delayed, causing our near-term financial performance to be weaker than expected.

The royalty market may not grow at the same rate as it has in the past, or at all, and we may not be able to acquire sufficient royalties to sustain the growth of our business.

We have been able to grow our business over time by primarily acquiring royalties. However, we may not be able to identify and acquire a sufficient number of royalties, or royalties of sufficient scale, to invest the full amount of capital that may be available to us in the future, or at our targeted amount and rate of deployment, which could prevent us from executing our growth strategy and negatively impact our results of operations. Changes in the royalty market, including its structure, participants and growth rate, changes in preferred methods of financing and capital raising in the biopharmaceutical industry, or a reduction in the growth of the biopharmaceutical industry, could lead to diminished opportunities for us to acquire royalties, fewer royalties (or fewer royalties of significant scale) being available, or increased competition for royalties. Even if we continue to acquire royalties, they may not generate a meaningful return for a period of several years, if at all, due to numerous factors including the structure of the transaction, or circumstances relating to the underlying products. As a result, we may not be able to continue to grow as we have in the past, or at all.

Acquisitions of royalties on development-stage biopharmaceutical product candidates are subject to a number of uncertainties.

We may acquire more royalties on development-stage product candidates that have not yet received marketing approval by any regulatory authority. There can be no assurance that the FDA, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the European Medicines Agency (“EMA”), Pharmaceuticals and Medical Devices Agency (“PMDA”) or other regulatory authorities will approve such products or that such products will be brought to market timely or at all, or that the market will be receptive to such products. For example, in June 2021, we acquired from MorphoSys the right to receive royalties and certain milestone payments on gantenerumab, an anti-amyloid-beta monoclonal antibody that was in Phase 3 development for Alzheimer’s disease by Roche. Subsequently on November 30, 2022, Roche stated that it would discontinue clinical trials of gantenerumab after the GRADUATE I and II studies evaluating gantenerumab in people with early Alzheimer’s disease did not meet their primary endpoint of slowing clinical decline. As a result, we concluded that a non-cash impairment charge of $273.6 million related to the financial royalty asset associated with gantenerumab was required.

If the FDA, MHRA, the EMA, PMDA or other regulatory authority approves a development-stage product candidate that generates our royalties, the labeling, packaging, manufacturing, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product, including for certain patient populations, and could include withdrawal of the product from the market. Uncertainty relating to development-stage product candidates also make it more difficult to develop precise and accurate assumptions for our internal models relating to any such development-stage product candidate, which can result in reduced royalties compared to estimates.

In addition, the developers of these development-stage product candidates may not be able to raise additional capital to continue their discovery, development and commercialization activities, which may cause them to delay, reduce the scope of, or eliminate one or more of their clinical trials or R&D programs. If other product developers introduce and market products that are more effective, safer or less expensive than the relevant products that generate our royalties, or if such developers introduce their products prior to the competing products underlying our royalties, such products may not achieve commercial success and thereby result in diminished returns, or potentially reduced royalties for us, adversely affecting our results of operations.

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

We intend to continue to provide capital to innovators to co-fund clinical development of a product candidate in exchange for a share of the future revenues of that asset and when we do so, we do not control its clinical development. In these situations, the innovators may not complete activities on schedule or in accordance with our expectations or in compliance with applicable laws and regulations. Failure by one or more of these third parties to meet their obligations or our expectations, comply with applicable laws or regulations or any disruption in the relationships between us and these third parties, could delay or prevent the development, approval, manufacturing or commercialization of the development-stage product candidate for which we have provided funding.

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
Because we are “externally managed,” we do not employ our own personnel, but instead depend upon the Manager, its executive officers and its employees for all of the services we require. The Manager selects and manages the acquisition of royalties and similar payment streams that meet our investment criteria and provides all our other administrative services. Accordingly, our success is dependent upon the expertise and services of the executive officers and other personnel provided to us through the Manager. The Management Agreement has an initial term of ten years, after which it can be renewed for an additional term of three years, unless either we or the Manager provide notice of non-renewal 180 days prior the expiration of the initial term or renewal term. The Manager may not be removed during the initial or any renewal term without cause. While our Management Agreement requires its executives to devote substantially all their time to managing us and any legacy vehicles related to RPI or Old RPI unless otherwise approved by the board of directors, such resources may prove to be inadequate to meet our needs.
The success of our business depends upon key members of the Manager’s senior advisory team who may not continue to work for the Manager.
We depend on the expertise, skill and network of business contacts of the advisory professionals of the Manager, who evaluate, negotiate, structure, execute, monitor and service our assets in accordance with the terms of the Management Agreement. Our future success depends to a significant extent on the continued service and coordination of the advisory professionals of the Manager, particularly Mr. Legorreta. Pursuant to the Management Agreement, executives of the Manager must devote substantially all of their business time to managing us, unless otherwise approved by the board of directors. Despite this, Mr. Legorreta and other key advisory professionals may have other demands on their time, and we cannot assure you that they will continue to be actively involved in our business. Each of these individuals is an employee of the Manager and is not subject to an employment contract with us. The departure of any of these individuals or competing demands on their time could adversely affect our business, financial condition and results of operations.

The key advisory professionals of the Manager have relationships with participants in the biopharmaceutical industry, financial institutions and other advisory professionals, which we rely upon to source potential asset acquisition opportunities. If the key advisory professionals of the Manager fail to maintain such relationships, or to develop new relationships with other sources, we may not be able to grow our portfolio. In addition, we can offer no assurance that these relationships, even if maintained, will generate asset acquisition opportunities for us in the future.
There can be no assurance that the policies and procedures we have established to mitigate conflicts of interest will be effective in doing so.
Pursuant to the Management Agreement, the Manager cannot manage another entity that invests in or acquires royalties other than any legacy vehicle related to RPI or Old RPI. Every executive of our Manager is subject to a non-compete agreement that is effective for 18 months following termination of their employment with the Manager for any reason. We are a beneficiary of these agreements. In addition, executives of the Manager must devote substantially all of their time to managing us and any legacy vehicle related to RPI or Old RPI, unless otherwise approved by the board of directors. Despite this, the ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time our Manager, its officers or other employees spend managing us.
Furthermore, there could be conflicts of interest between us and our advisory personnel. For instance, Mr. Legorreta, our Chief Executive Officer, is also a co-founder of and has significant influence over Pharmakon Advisors, which shares physical premises with the Manager. Pharmakon manages BioPharma Credit PLC (LSE: BPCR) and other investment vehicles that collectively are leading providers of debt capital to the biopharmaceutical industry. Mr. Legorreta has a substantial investment in BioPharma Credit. In addition, Mr. Legorreta serves as the chairperson of the board of directors of ProKidney Corp. and he has founded and participates in foundations that receive and provide medical research funding. Even though he has the involvement with Pharmakon, BioPharma Credit PLC, ProKidney Corp. and the foundations described above, Mr. Legorreta does not have any material constraints on the time he has available to devote to us and the Manager. From time to time, the Manager and Pharmakon may pursue similar investment opportunities for their respective clients, although we believe that actual conflicts of interest are rare due to the differing investment strategies of Pharmakon and us, and the fact that royalty holders, rather than Pharmakon and us, determine the type of transaction they seek. Under arrangements with Pharmakon, the Manager subleases office space to Pharmakon, and the parties may provide research, business development, legal, compliance, financial and administrative services to one another. The Manager and Pharmakon reimburse each other to the extent that one of them provides materially more services to the other than they receive in return. In consideration of the support provided to Pharmakon by the Manager, certain employees of the Manager receive compensation from Pharmakon.
In addition, the structure of our Manager’s compensation arrangements may have unintended consequences. We have agreed to pay our Manager or its affiliates quarterly operating and personnel expenses (the “Operating and Personnel Payments”), a portion of which is based on the mark-to-market value of security investments, including equity securities and derivative financial instruments, at the end of each quarter and is payable to the Manager regardless of whether we realize any gain on the security investments when sold. Consequently, the Manager may be incentivized to have us make security investments regardless of our expected gain on such investments, which may not align with our or our shareholders’ interests.
To service our indebtedness and meet our other ongoing liquidity needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. If we cannot generate the required cash, we may not be able to make the required payments under our indebtedness.
As of December 31, 2022, our total principal amount of senior unsecured notes outstanding was $7.3 billion. In addition, we have up to $1.5 billion of available revolving commitments under our unsecured revolving credit facility (the “Revolving Credit Facility”). Except for RP Holdings, our subsidiaries that do not guarantee the senior unsecured notes will have no obligation, contingent or otherwise, to pay amounts due under the senior unsecured notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
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

Our business is subject to interest rate, foreign exchange and inflation risk.
We are subject to interest rate fluctuation exposure through any borrowings under our Revolving Credit Facility and our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. In addition, the discontinuation, modification or other reform of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, such as the Secured Overnight Financing Rate (“SOFR”), could create uncertainty regarding the nature of potential changes to and future utilization of specific reference rates, require us to amend certain agreements or increase our interest expense. To the extent that interest rates generally increase, our borrowing costs will increase and our leveraging strategy will become more costly, leading to diminished net profits.
Certain products pay royalties in currencies other than U.S. dollars, which creates foreign currency risk primarily with respect to the Euro, Canadian dollar, British pound, Swiss franc and Japanese yen, as our functional and reporting currency is the U.S. dollar. In addition, our results of operations are subject to foreign currency exchange risk through transactional exposure resulting from movements in exchange rates between the time we recognize royalty income or royalty revenue and the time at which the transaction settles, or we receive the royalty payment. Because we are entitled to royalties on worldwide sales for various products, there is an underlying exposure to foreign currency as the marketer converts payment amounts from local currencies to U.S. dollars using a quarterly average exchange rate. Therefore, cash received may differ from the estimated receivable based on fluctuations in currency. We are also subject to foreign exchange rate risk caused by significant events with macroeconomic impacts, including, but not limited to, the Russia-Ukraine war, COVID-19 pandemic and actions taken by central banks to counter inflation. Changes in the value of currencies relative to the U.S. dollar, or high inflation in countries using a currency other than the U.S. dollar, can impact our revenues, costs and expenses and our financial guidance.
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
Our business model is based on multiple-year internal and external forecasts regarding product sales and numerous product-specific assumptions in connection with each royalty acquisition, including where we have limited information regarding the product. There can be no assurance that the assumptions underlying our financial models, including those regarding product sales or competition, patent expirations, exclusivity terms, license terms or license terminations for the products underlying our portfolio, are accurate. These assumptions involve a significant element of subjective judgment and may be, and in the past have been, adversely affected by post-acquisition changes in market conditions and other factors affecting the underlying product. The risks relating to these assumptions may be exacerbated for development-stage product candidates due to the uncertainties around their development, labeling, regulatory approval, commercialization timing, manufacturing and supply, competing products or related factors. Our assumptions regarding the financial stability or operational or marketing capabilities of the partner obligated to pay us royalties may also prove, and in the past have proven, to be incorrect. Due to these and other factors, the assets in our current portfolio or future assets may not generate expected returns or returns in line with our historical financial performance or in the time periods we expect or at all, which could adversely affect our financial condition and results of operation.
We make assumptions regarding the royalty duration for terms that are not contractually fixed, and a shortened royalty term could result in a reduction in the effective interest rate, a decline in income from royalties, significant reductions in royalty payments compared to expectations, or a permanent impairment.
In accordance with generally accepted accounting principles in the United States (“GAAP”), we classify most royalty assets that we acquire as financial assets that are measured at amortized cost using the prospective effective interest method described in ASC 835-30. The effective interest rate is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the initial invested amount, net of any purchased receivables. A critical component of such forecast is our assumptions regarding duration of the royalty.

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
If an unexpected shortening of a royalty term were to occur, it could result in a reduction in the effective interest rate, a decline in income from royalties, and a significant reduction in royalty payments compared to expectations, or a permanent impairment.
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
As a result of the non-cash charges associated with the application of the effective interest method accounting methodology, our income statement activity in respect of many of our royalties can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise, which is classified as a financial royalty asset. Beginning in the second quarter of 2015, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expenses to the income statement and build up a corresponding cumulative allowance which reduced the gross balance for this financial royalty asset. Over the course of 10 quarters, we recognized non-cash provision expenses as a result of these changes in forecasts, including a non-cash expense of $743.2 million in 2016, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017 related to this financial royalty asset. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty. While small reductions in the cumulative allowance for the cystic fibrosis franchise were recognized as provision income in 2017 and 2018, there remained a $1.10 billion cumulative allowance that was fully reduced by recognizing non-cash provision income of $1.10 billion in 2019 as a result of an increase in sell-side equity research analysts’ consensus sales forecasts associated with the Trikafta approval. The financial statement impact caused by the application of the effective interest accounting methodology could result in a negative perception of our results in a given period.
Our reliance on a limited number of products may adversely affect our business, financial condition and results of operation.
While our current asset portfolio includes royalties relating to over 35 marketed products and 12 development-stage product candidates, the top five product franchises accounted for 69% of our royalty receipts in the year ended December 31, 2022. In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition and results of operations.

We face competition in acquiring royalties and locating suitable royalties to acquire.
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
The biopharmaceutical industry is a highly competitive and rapidly evolving industry. The length of any product’s commercial life cannot be predicted with certainty. There can be no assurance that one or more products on which we are entitled to a royalty will not be rendered obsolete or non-competitive by new or alternate products or improvements on which we are not entitled to a royalty made to existing products, either by the current marketer of such products or by another marketer. Current marketers of products may undertake these development efforts in order to improve their products or to avoid paying our royalty. Adverse competition, obsolescence or governmental and regulatory action or healthcare policy changes could significantly affect the revenues, including royalty-related revenues, of the products which generate our royalties.
Competitive factors affecting the market position and success of each product include:
•effectiveness;
•safety and side effect profile;
•price, including third-party insurance reimbursement policies;
•timing, introduction and marketer support of the product;
•efficacy and execution of marketing and commercialization strategy;
•market acceptance;
•manufacturing, supply and distribution;
•governmental regulation, including price caps;
•availability of lower-cost generics or biosimilars;
•intellectual property protection and exclusivity;
•treatment innovations that eliminate or minimize the need for a product; and
•product liability claims.
Products for which we have a royalty receivable or other interest may be rendered obsolete or non-competitive by new or alternate products, including generics or biosimilars, improvements on existing products, marketing or commercialization strategies, or governmental or regulatory action. In addition, as biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies, products on which we have a royalty may become unattractive to commercialize or obsolete. If a product’s market acceptance is diminished or it is withdrawn from the market, continuing payments with respect to biopharmaceutical products, including royalty payments and payments of interest on and repayment of the principal, may not be made on time or at all, which may affect our ability to realize the benefits of the royalty receivable or other interest in such product and may result in us incurring asset impairment charges. Further, any product for which we have a royalty receivable or other interest that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Many approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. Any of these developments could adversely affect products for which we have a royalty, and consequently could adversely affect our business, financial condition and results of operations.

Marketers of products that generate our royalties are outside of our control.
In the case of our royalty receivables, our cash flow consists primarily of payments supported by royalties paid by marketers. These marketers may have interests that are different from our interests. For example, these marketers may be motivated to maximize income by allocating resources to other products and, in the future, may decide to focus less attention on the products generating our royalties or by allocating resources to develop products that do not generate royalties to us. There can be no assurance that any marketer or person with whom the marketer has a working relationship has adequate resources or motivation to continue to produce, market and sell the products generating our royalties. Aside from any limited audit rights relating to the activities of the marketers that we may have in certain circumstances pursuant to the terms of our arrangements with the licensor, we do not have oversight rights with respect to the marketers’ operations and do not have rights allowing us to direct their operations or strategy nor do our agreements contain performance standards for their operations. The calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of our counterparties’ sales and accounting functions.
While we may be able to receive certain information relating to sales of products through the exercise of audit rights and review of royalty reports we receive from the licensor, such information may be received many months following our recognition of the royalty revenue, may require us to adjust our royalty revenues in later periods and may require expense on our part.
We have limited information on the marketers’ operations. We will not have the right to review or receive certain information relating to products that the marketers may have, including the results of any studies conducted by the marketers or others, or complaints from doctors or users of products. The market performance of the products generating our royalties may therefore be diminished by any number of factors relating to the marketers that are outside of our control.
The marketers of biopharmaceutical products are, generally, entirely responsible for the ongoing regulatory approval, commercialization, manufacturing and marketing of products.
Generally, the holders of royalties on products have granted exclusive regulatory approval, commercialization, manufacturing and marketing rights to the marketers of such products. The marketers have full control over those efforts and sole discretion to determine the extent and priority of the resources they will commit to their program for a product. Accordingly, the successful commercialization of a product depends on the marketer’s efforts and is beyond our control. If a marketer does not devote adequate resources to the ongoing regulatory approval, commercialization and manufacture of a product, or if a marketer engages in illegal or otherwise unauthorized practices, the product’s sales may not generate sufficient royalties, or the product’s sales may be suspended, and consequently, could adversely affect our business. In addition, if marketers of biopharmaceutical products decide to discontinue product programs or we believe the commercial prospects of assets have been reduced, we may recognize material non-cash impairment charges related to the financial royalty asset associated with those programs or assets.
License agreements relating to products may, in some instances, be unilaterally terminated or disputes may arise which may affect our royalties.
License agreements relating to the products generating our royalties may be terminated, which may adversely affect sales of such products and therefore the payments we receive. For example, under certain license agreements, marketers retain the right to unilaterally terminate the agreements with the licensors. When the last patent covering a product expires or is otherwise invalidated in a country, a marketer may be economically motivated to terminate its license agreement, either in whole or with respect to such country, in order to terminate its payment and other obligations. In the event of any such termination, a licensor may no longer receive all of the payments it expected to receive from the licensee and may also be unable to find another company to continue developing and commercializing the product on the same or similar terms as those under the license agreement that has been terminated.

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
The investigation of each specific target royalty and the negotiation, drafting and execution of relevant agreements, disclosure and other documents requires substantial management time and attention and results in substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific acquisition, the costs incurred for the proposed transaction would not be recoverable from a third party. Furthermore, even if an agreement is reached relating to a specific target asset, we may fail to consummate the acquisition for any number of reasons, including, in the case of an acquisition of a royalty through a business combination with a public company, approval by the target company’s public shareholders. Multiple unsuccessful attempts to acquire new royalties could hurt our reputation, result in significant costs and an inefficient use of the Manager’s time. The opportunity cost of diverting management and financial resources could negatively impact our ability to locate and acquire other assets.
The products that generate our royalties are subject to uncertainty related to healthcare reimbursement policies, managed care considerations, pricing pressures and the regulation of the healthcare industry.
In both U.S. and non-U.S. markets, sales of biopharmaceutical products, and the success of such products, depends in part on governmental regulation and the availability and extent of coverage and reimbursement from third-party payors, including government healthcare programs in addition to private insurance plans.

In the United States, pharmaceutical product pricing is subject to enhanced government regulation, public scrutiny and calls for reforms. For example, in August 2022, President Biden signed into law the Inflation Reduction Act (“IRA”), which includes significant drug pricing provisions, including (i) inflation rebates, where drug manufacturers must pay a rebate to the government if the prices of their covered single-source drugs and biologics rise faster than the rate of inflation; (ii) Medicare Part D redesign where beneficiaries’ out-of-pocket costs are capped, payment obligation for initial coverage is redistributed with drug manufacturers paying 10% on all drugs and the coverage gap is eliminated, as well as requiring Part D plans to pay a larger portion of the catastrophic phase with drug manufacturers covering 20% of the costs; and (iii) Medicare negotiation, which requires the Department of Health and Human Services (“HHS”) to negotiate prices for certain drugs covered by Medicare Part B and Part D through a drug price negotiation program. In October 2022, President Biden signed an executive order that instructs HHS to consider whether to select for testing new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. In addition, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”) was enacted by Congress in March 2010 and established a major expansion of healthcare coverage, financed in part by a number of new rebates, discounts and taxes that had a significant effect on the expenses and profitability on the companies that manufacture the products that generate our royalties. These companies and their products face uncertainty due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the IRA and the ACA.
Other U.S. federal or state legislative or regulatory action or policy efforts could adversely affect the healthcare industry, including, among others, additional transparency and limitations related to product pricing, review the relationship between pricing and manufacturer patient programs, general budget control actions, changes in patent laws, the importation of prescription drugs from outside the United States at prices that are regulated by governments of various foreign countries, revisions to reimbursement of biopharmaceutical products under government programs, restrictions on U.S. direct-to-consumer advertising or limitations on interactions with healthcare professionals. No assurances can be provided that these laws and regulations will not adversely affect our business, financial condition and results of operations.
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
Outside the United States, numerous major markets, including the EU, Japan and China, have pervasive government regulation of healthcare and government involvement in funding healthcare, and, in that regard, fix the pricing and reimbursement of pharmaceutical products. Consequently, in those markets, the products generating our royalties are subject to government decision-making and budgetary actions.
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
In an effort to contain the U.S. federal deficit, the biopharmaceutical industry could be considered a potential source of savings via legislative proposals. Government action to reduce U.S. federal spending on entitlement programs, including Medicare, Medicaid or other publicly funded or subsidized health programs, or to lower drug spending, may affect payment for the products that generate our royalties. These and any other cost controls or any significant additional taxes or fees that may be imposed on the biopharmaceutical industry as part of deficit reduction efforts could reduce cash flows from our royalties and therefore adversely affect our business, financial condition and results of operations.

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
The manufacture of products generating our royalties is typically complex and is highly regulated. In particular, biopharmaceutical products are manufactured in specialized facilities that require the approval of, and ongoing regulation by, the FDA in the United States and, if manufactured outside of the United States, both the FDA and non-U.S. regulatory agencies, such as the MHRA and the EMA. With respect to a product, to the extent that operational standards set by such agencies are not adhered to, manufacturing facilities may be closed or production interrupted until such time as any deficiencies noted by such agencies are remedied. Any such closure or interruption may interrupt, for an indefinite period of time, the manufacture and distribution of a product and therefore the cash flows from the related biopharmaceutical asset may be significantly less than expected.
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
Our right to receive royalties generally depends on the existence of valid and enforceable claims of registered or issued patents in the United States and elsewhere in the world. The products on which we receive payments are dependent on patent protection and on the fact that the manufacturing, marketing and selling of such products do not infringe, misappropriate or otherwise violate intellectual property rights of third parties. Typically, we have no ability to control the prosecution, maintenance, enforcement or defense of patent rights, but must rely on the willingness and ability of our partners or their marketers to do so. There can be no assurance that these third parties will vigorously prosecute, maintain, enforce or defend such rights. Even if such third parties seek to prosecute, maintain, enforce or defend such rights, they may not be successful.

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
The commercial success of a product depends, in part, on avoiding infringement, misappropriation or other violations of the intellectual property rights and proprietary technologies of others. Third-party issued patents or patent applications claiming subject matter necessary to manufacture and market a product could exist or issue in the future. Such third-party patents or patent applications may include claims directed to the composition, manufacturing, mechanism of action or other unique features of a product. There can be no assurance that a license would be available to marketers for such subject matter if such infringement were to exist or, if offered, would be offered on reasonable or commercially feasible terms. Without such a license, it may be possible for third parties to assert infringement or other intellectual property claims against the marketer of such product based on such patents or other intellectual property rights.
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
Subject to the terms of our indebtedness or other contractual obligations, the approval and payment of any interim dividends are at the sole discretion of our board of directors, which may change our dividend policy at any time and the payment of any final dividends will be subject to majority approval by holders of our Class A ordinary shares and Class B ordinary shares and in each case will be paid out of profits available for that purpose under English law. Our Articles of Association authorize the board of directors to approve interim dividends without shareholder approval to the extent that such dividends appear justified by profits available for such purpose. The board of directors may also recommend final dividends be approved and declared by shareholders at an annual general meeting. No such dividend may exceed the amount recommended by the board of directors.
There can be no assurance that any dividends, whether quarterly or otherwise, will or can be paid or that any shares will or can be repurchased. Whether we pay dividends to our shareholders or make share repurchases depends on a number of factors, including among other things, general economic and business conditions, our strategic plans and prospects, our business and acquisition opportunities, our financial condition and results of operations, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, other restrictions and implications on the payment of dividends by us to our shareholders or making any share repurchases and such other factors as our board of directors may deem relevant.
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
If the SEC or its staff in the future adopts a contrary interpretation to that provided in the no-action letter to our predecessor or otherwise restricts the conclusions in the SEC staff’s no-action letter such that royalty interests are no longer treated as ICA Exception Qualifying Assets for purposes of Section 3(c)(5)(A) and Section 3(c)(6), or the SEC or its staff in the future determines that the no-action letter does not apply to some or all types of royalty receivables relating to biopharmaceutical assets, our business will be materially and adversely affected. In particular, we would be required either to convert to a corporation formed under the laws of the United States or a state thereof (which would likely result in our being subject to U.S. federal corporate income taxation) and to register as an investment company, or to stop all business activities in the United States until such time as the SEC grants an application to register us as an investment company formed under non-U.S. law. It is unlikely that such an application would be granted and, even if it were, requirements imposed by the Investment Company Act, including limitations on our capital structure, our ability to transact business with affiliates and our ability to compensate key employees, could make it impractical for us to continue our business as currently conducted. Our ceasing to qualify for an exemption from registration as an investment company could materially and adversely affect the value of our Class A ordinary shares and our ability to pay dividends in respect of our Class A ordinary shares.

The equity performance awards payable to an affiliate of the Manager may create incentives that are not fully aligned with the interests of our shareholders.
Subject to certain conditions, at the end of each fiscal quarter, an affiliate of the Manager is entitled to a distribution in the form of equity from RP Holdings in respect of each portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such portfolio)) for such portfolio for the applicable measuring period (the “Equity Performance Awards”). The right to Equity Performance Awards may create an incentive for the Manager to make riskier or more speculative asset acquisitions. In addition, the Manager may cause us to incur more debt, finance additional asset acquisitions or otherwise use more leverage in connection with asset acquisitions, as generally the use of leverage can increase the rate of return on an investment and therefore our profits. Under certain circumstances, the use of borrowed money may pose higher risks for our business or increase the likelihood of default, which would disfavor our shareholders. In addition, there is no correlation between our profits and the obligation of our board of directors to pay dividends to shareholders. Consequently, shareholders may receive limited or no dividends while an affiliate of the Manager remains entitled to Equity Performance Awards based on our Net Economic Profit. In addition, even though Equity Performance Awards are payable on a portfolio-by-portfolio basis (with portfolios comprised of investments made during sequential two-year periods) in order to reduce the risks that affiliates of the Manager will be paid Equity Performance Awards on individual investments even though our overall portfolio of investments is not performing well, Equity Performance Awards may nevertheless be payable to affiliates of the Manager when our overall portfolio of investments is not performing as well as the individual portfolios that are used as the basis for measuring the Equity Performance Awards.
Our board of directors may make decisions with respect to the cash generated from our operations that may result in no dividends paid to our shareholders or no repurchases made of our ordinary shares.
Our board of directors is under no obligation to pay dividends, make distributions or repurchase our ordinary shares and it may decide to use cash to fund asset acquisitions or operations in lieu of paying dividends, making distributions or repurchasing our ordinary shares. We will pay Equity Performance Awards to an affiliate of the Manager based on our Net Economic Profit regardless of whether any dividends are paid to our shareholders or any ordinary shares are repurchased. Our board of directors’ decisions with respect to our cash may result in no dividends to our shareholders and no ordinary shares repurchased. Furthermore, our board of directors’ decisions with respect to dividends or repurchases of ordinary shares may adversely affect the market price of our Class A ordinary shares. In the event that we generate positive income, but pay limited or no dividends, holders of Class A ordinary shares may, if they have made certain elections for U.S. federal income tax purposes with respect to their Class A ordinary shares, have a tax liability on our income in excess of the actual cash dividends received by such holders. If our board of directors decides to approve limited or no dividends or repurchases of ordinary shares, the primary remedy for holders of Class A ordinary shares will be to sell their shares at the prevailing market price, including at a loss, which may be low due to unfavorable or inconsistent dividends or repurchases of our ordinary shares.
The royalties that we acquire may fall outside the biopharmaceutical industry, and any such assets, and the cash flows therefrom, may not resemble the assets in our current portfolio.
We have discretion as to the types of assets that we may acquire. While we expect the Manager to acquire assets that primarily fall within the biopharmaceutical industry, we are not obligated to do so and may acquire other types of assets that are peripheral to or outside of the biopharmaceutical industry. Consequently, our asset acquisitions in the future, and the cash flows from such assets, may not resemble those of the assets in our current portfolio. There can be no assurance that assets acquired in the future will have returns similar to the returns expected of the assets in our current portfolio or be profitable at all.
The Manager may be the subject of a change of control resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.
There could be a change of control of the Manager and, in such a case, the new controlling party may have a different philosophy, employ less experienced advisory professionals, be unsuccessful in identifying asset acquisition opportunities or have a track record that is not as successful as that of the Manager prior to such a change of control. If the foregoing were to occur, we could experience difficulty in making new asset acquisitions, and the value of our existing assets, our business, financial condition and results of operations could materially suffer.

The Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify the Manager against certain liabilities. As a result, we could experience unfavorable operating results or incur losses for which the Manager would not be liable.
The Manager does not assume any responsibility other than to render the services called for under the Management Agreement. The Manager and its affiliates (including RPI EPA Holdings, LP (“EPA Holdings”)) and their respective officers, directors, equity holders, members, employees, agents and partners, and any other person who is entitled to indemnification (each, an “Indemnitee”) is not liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with to the Management Agreement, except those resulting from acts constituting fraud, bad faith, willful misconduct, gross negligence (as interpreted under New York law) and a material breach of the Management Agreement that is not cured or a violation of applicable securities laws.
In addition, to the fullest extent permitted by law, we have agreed to indemnify the Indemnitees from and against any and all claims, liabilities, damages, losses, penalties, actions, judgments, costs and expenses (including amounts paid in satisfaction of judgments, in compromises and settlements, as fines and penalties and legal or other costs and reasonable expenses of investigating or defending against any claim or alleged claim) of any nature whatsoever, known or unknown, liquidated or unliquidated that are incurred by any Indemnitee or to which such Indemnitee may be subject by reason of its activities on behalf of us or any of our subsidiaries to the extent that such Indemnitee’s conduct did not constitute fraud, bad faith, willful misconduct, gross negligence (as interpreted under New York law), material breach of the Management Agreement that is not cured or a violation of applicable securities laws. As a result, we could experience unfavorable operating results or incur losses for which the Manager would not be liable.
Operational risks may disrupt our businesses, result in losses or limit our growth.
We rely heavily on the Manager’s financial, accounting, information and other data processing systems and cloud computing services, as well as those of our current and future collaborators, contractors or consultants. Such systems are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks, unauthorized access, natural disasters, pandemics, such as the COVID-19 pandemic, terrorism, war and telecommunication and electrical failures. If any of these events occur and such systems do not operate properly or are disabled or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our business, loss of trade secrets or other proprietary information, liability to us, regulatory intervention or reputational damage.
Furthermore, federal, state and international laws and regulations relating to data privacy and protection, such as the European Union’s General Data Protection Regulation, which took effect in May 2018, and the California Consumer Privacy Act, which took effect in January 2020, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts or data privacy and protection compliance efforts fail. In addition, we operate a business that is highly dependent on information systems and technology. The Manager’s information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase. Such a failure to accommodate growth, or an increase in costs related to such information systems, could adversely affect our business, financial condition and results of operations.
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
We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations, collectively referred to as the “Trade Control laws.”
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
The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

The EU directive on alternative investment fund managers (the “AIFM Directive”) may significantly increase our compliance costs.
The AIFM Directive has been implemented into the national law of the majority of member states of the European Economic Area and the United Kingdom (each an “AIFM state”). The AIFM Directive sets out minimum conditions related to the marketing of interests in alternative investment funds (such as our Class A ordinary shares) in the AIFM states and may impact our ability to attract investors in the AIFM states and may significantly increase our and the Manager’s compliance costs. Such conditions include requirements for us to register with the competent authority in the relevant AIFM state in order to market the Class A ordinary shares to investors, requirements to file periodic reports with the competent authority in the relevant AIFM state and requirements to comply with disclosure and reporting obligations in respect of investors in the relevant AIFM state. Such reports and disclosures may become publicly available. While such conditions are met in relation to the AIFM states where our Class A ordinary shares will be marketed, there can be no guarantee that this will continue to be the case. The AIFM Directive does not, however, prohibit an investor in such AIFM state from subscribing for our Class A ordinary shares at their own initiative in circumstances where such Class A ordinary shares have not been marketed in such AIFM state and we may issue our Class A ordinary shares to such investors, as long as they have provided us and the Manager with representations that they have done so at their own initiative.
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
The United Kingdom implemented the AIFM Directive through the Alternative Investment Managers Regulations 2013 and the Financial Conduct Authority’s Handbook. Following the United Kingdom’s withdrawal the European Union and the expiration of the transitional period, the rules applicable to the marketing of interests in alternative investment funds in the United Kingdom and the other AIFM states remained largely aligned. However, there are now areas of divergence which are likely to grow as the United Kingdom seeks to adopt a new post-Brexit financial services regulatory regime. Such divergence may make it more time consuming and complex for us to market our Class A ordinary shares to investors in the United Kingdom and other AIFM states which, in turn, may significantly increase our and the Manager’s compliance costs.
Risks Relating to Our Organization and Structure
We are a holding company with no operations and rely on our subsidiaries to provide us with the funds necessary to meet our financial obligations and to pay dividends.
We are a holding company with no material direct operations. Our principal asset is our controlling equity interest in RP Holdings. As a result, we are dependent on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends or make distributions to our shareholders. Our subsidiaries are legally distinct from us and may be prohibited or restricted from providing loans, paying dividends or otherwise making funds available to us under certain conditions. If the cash we receive from our subsidiaries is insufficient for us to fund our financial obligations, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets to fund. However, there is no assurance that we would be able to raise cash by these means. If the ability of any of our subsidiaries to pay dividends or make distributions or payments to us is materially restricted by regulatory or legal requirements, bankruptcy or insolvency, or our need to maintain our financial strength ratings, or is limited due to operating results or other factors, it could adversely affect our ability to meet our financial obligations and to pay dividends or make distributions to our shareholders.
Our structure will result in tax distributions as a result of the RP Holdings Class C Special Interest.
RP Holdings is treated as a partnership for U.S. federal income tax purposes and has owners that are subject to U.S. federal income taxation. RP Holdings is required to make cash distributions, or tax distributions, to the direct owner or beneficial owners of the RP Holdings Class C Special Interest, calculated using an assumed tax rate that is generally uniform for all recipients regardless of their tax status. Funds used by RP Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business.

Risks Relating to Our Ordinary Shares
The market price of our Class A ordinary shares has been and may in the future be volatile, which could cause the value of our shareholders’ investment to decline.
The market price of our Class A ordinary shares has been and may be volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During the year ended December 31, 2022, the per share trading price of our Class A ordinary shares fluctuated from a low of $37.46 to a high of $44.65. Market volatility, as well as general economic, market or political conditions, could reduce the market price of Class A ordinary shares in spite of our operating performance. In addition to the factors discussed in this Annual Report on Form 10-K, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:
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
• economic and political conditions or events, such as the COVID-19 pandemic, inflation and rising interest rates and global conflicts, including the Russia-Ukraine war; and
• adverse publicity about us or the industries in which we participate or individual scandals.
These and other factors may cause the market price of and demand for our Class A ordinary shares to fluctuate significantly, which may limit or prevent our shareholders from reselling their Class A ordinary shares at or above the purchase price.
Stock markets in general have from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against public companies. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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
Our Articles of Association provide that the courts of England and Wales will be the exclusive forum for resolving all shareholder complaints other than shareholder complaints asserting a cause of action arising under the Securities Act and the Exchange Act, and that the U.S. federal district courts will be the exclusive forum for resolving any shareholder complaint asserting a cause of action arising under the Securities Act and the Exchange Act. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that such shareholder finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits. If a court were to find either choice of forum provision contained in our Articles of Association to be inapplicable or unenforceable, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition.
U.S. investors may have difficulty enforcing civil liabilities against our company, our directors or members of senior management and the experts named herein.
We are a public limited company with our registered office in England and our subsidiaries are incorporated in various jurisdictions, including jurisdictions outside the United States. One of our directors is not a resident of the United States, and a substantial portion of our assets and the assets of this director are located outside the United States. As a result, it may be difficult for investors to effect service of process on this director in the United States or to enforce judgments obtained in U.S. courts against us or this director based on the civil liability provisions of the U.S. securities laws or otherwise. Even if shareholders are successful in bringing an action of this kind, the laws of England may render shareholders unable to enforce a judgment against our assets or the assets of our directors and executive officers. In addition, it is doubtful whether English courts would enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom. An award for monetary damages under the U.S. securities laws would likely be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in the United Kingdom will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and the United Kingdom do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. As a result of the above, shareholders may have more difficulty in protecting their interest through actions against our management, directors or other shareholders than they would as shareholders of a U.S. public company.
The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.
We are incorporated under English law. The rights of our shareholders are governed by English law, including the provisions of the Companies Act 2006 (the “U.K. Companies Act”), and by our Articles of Association. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.
The U.K. City Code on Takeovers and Mergers (the “Takeover Code”) applies, among other things, to an offer for a public company whose registered office is in the United Kingdom (or the Channel Islands or the Isle of Man) and whose securities are not admitted to trading on a regulated market in the United Kingdom (or the Channel Islands or the Isle of Man) if the company is considered by the Panel on Takeovers and Mergers (the “Takeover Panel”) to have its place of central management and control in the United Kingdom (or the Channel Islands or the Isle of Man). This is known as the “residency test.” Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the United Kingdom by looking at various factors, including the structure of our board of directors, the functions of the directors and where they are resident.
Given that our central management and control is situated outside the United Kingdom (or the Channel Islands or the Isle of Man), we do not anticipate that we will be subject to the Takeover Code. However, if at the time of a takeover offer, the Takeover Panel determines that we have our place of central management and control in the United Kingdom (or the Channel Islands or the Isle of Man), we would be subject to a number of rules and restrictions, including but not limited to the following: (i) our ability to enter into deal protection arrangements with a bidder would be extremely limited; (ii) we might not, without the approval of our shareholders, be able to perform certain actions that could have the effect of frustrating an offer, such as issuing shares or carrying out acquisitions or disposals; and (iii) we would be obliged to provide equality of information to all bona fide competing bidders.

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
English law prohibits us from repurchasing our shares by way of “off market purchases” without the prior approval of shareholders by ordinary resolution (i.e., majority of votes cast by our shareholders), and other formalities. Such approval may be for a maximum period of up to five years but may be sought more frequently. English law prohibits us from conducting “on market purchases” as our shares are listed on the NASDAQ and will not be traded on a recognized investment exchange in the United Kingdom.
Our shareholders approved the authorization of certain “off market purchases” that will expire five years from June 23, 2022 unless renewed by our shareholders prior to the expiration date. We cannot assure shareholders that situations will not arise where such shareholder approval requirements for any of these actions would deprive our shareholders of substantial capital management benefits.
The United Kingdom’s withdrawal from the European Union and differing regulatory regimes may have a negative effect on global economic conditions, financial markets and our business, which could reduce the market price of our Class A ordinary shares.
The withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”) took effect on January 31, 2020. On December 30, 2020, the United Kingdom passed legislation giving effect to a trade and cooperation agreement, with the EU, which became effective on May 1, 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it related to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Notably, under the trade and cooperation agreement, U.K. service suppliers no longer benefit from automatic access to the entire EU single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Currently, the United Kingdom has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012, as amended. The regulatory regime in the United Kingdom therefore mostly aligns with EU regulations, however it is possible that these regimes will diverge in future as the trade and cooperation agreement does not provide for mutual recognition of U.K. and EU pharmaceutical legislation. Brexit and its related effects could adversely affect our operations and the market price of our Class A ordinary shares.

If our Class A ordinary shares are not eligible for continued deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted.
The facilities of The Depository Trust Company (“DTC”) are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many banks and brokerage firms. While our Class A ordinary shares are eligible for deposit and clearing within the DTC system, DTC has discretion to cease to act as a depository and clearing agency for our Class A ordinary shares, including to the extent that any changes in U.K. law change the stamp duty or stamp duty reserve tax (“SDRT”) position in relation to the Class A ordinary shares. If DTC determined that the Class A ordinary shares were not eligible for continued deposit and clearance within its facilities, our Class A ordinary shares may not be eligible for continued listing on the NASDAQ and trading in the Class A ordinary shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could adversely affect the market price of our Class A ordinary shares and our access to the capital markets.
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
Our tax treatment, including Irish, U.K. and U.S. federal income tax treatment, depends in some instances on determinations of fact and interpretations of complex provisions of applicable tax law for which no clear precedent or authority may be available. You should be aware that our tax position is not free from doubt, and that applicable tax rules are generally subject to ongoing review by legislative and administrative bodies and relevant tax authorities, as well as by the Organization for Economic Co-operation and Development (“OECD”), which is continuously considering recommendations for changes to existing tax rules. Furthermore, over 130 member jurisdictions of the G20/OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and a global minimum tax rate of 15%. As proposals to change tax laws and the implementation of the BEPS framework remain subject to further negotiation, we are currently unable to predict the extent to which any changes to tax laws, statutes, rules, regulations or ordinances will occur and, if so, the ultimate impact on our business. These review processes could result in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. No ruling will be sought from the relevant tax authority regarding any of the tax issues discussed herein, and no assurance can be given that the relevant tax authorities will not challenge any of our tax positions and that such challenge would not succeed. If any such position is successfully challenged, our tax liabilities could materially increase, which would adversely affect our profitability and cash flows.
There have been significant changes both made and proposed to international tax laws that increase the complexity, burden and cost of tax compliance for all multinational companies. We expect to continue to monitor these and other developments in international tax law.
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
We expect to operate, and expect that RP Holdings will operate, so as to be treated solely as a resident of the U.K. for tax purposes, but changes to our management and organizational structure or to the tax residency laws of other jurisdictions where we operate may cause the relevant tax authorities to treat us or RP Holdings as also being a resident of another jurisdiction for tax purposes.
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
As U.K. tax resident companies, we and RP Holdings will be subject to U.K. corporation tax on our worldwide taxable profits and gains. Should we (or RP Holdings) be treated as resident in a jurisdiction other than the U.K., we (or RP Holdings, as applicable) could be subject to taxation in that jurisdiction and may be required to comply with a number of material and formal tax obligations, including withholding tax or reporting obligations provided under the relevant tax law, which could result in additional costs and expenses.

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

We expect to be classified as a PFIC for U.S. federal income tax purposes, which could subject U.S. holders of our Class A ordinary shares to adverse U.S. federal income tax consequences. Distributions that we pay to individual and other non-corporate U.S. holders will not be eligible for taxation at reduced rates, which could potentially adversely affect the value of our Class A ordinary shares.

We generally expect that our income, which consists primarily of passive income, and our assets, which consist primarily of assets that produce passive income, will result in our treatment as a PFIC for the current taxable year and future taxable years. We intend to annually furnish U.S. holders a “PFIC Annual Information Statement” with the information required to allow shareholders to make a qualified electing fund (“QEF”) election for United States federal income tax purposes on our website. U.S. holders who do not make a QEF election with respect to us or a mark-to-market election with respect to our Class A ordinary shares will be subject to potentially material adverse tax consequences, including (i) the treatment of any gain on disposition of our Class A ordinary shares as ordinary income and (ii) the application of a deferred interest charge on such gain and the receipt of certain distributions on our Class A ordinary shares. In addition, regardless of whether a QEF or mark-to-market election is made with respect to us, U.S. holders will be required to file an annual report on IRS Form 8621 containing such information with respect to its interest in a PFIC as the IRS may require. Failure to file IRS Form 8621 for each applicable taxable year may result in substantial penalties and result in audit by the IRS. Further, if we are a PFIC for any taxable year during which a U.S. holder owns our Class A ordinary shares, we generally would continue to be treated as a PFIC with respect to that U.S. holder for all succeeding years during which such person holds our Class A ordinary shares, even if we ceased to meet the threshold requirements for PFIC status, unless the U.S. holder makes a special “purging” election on IRS Form 8621. The effect of these adverse tax consequences could adversely affect our U.S. shareholders and make investment in our Class A ordinary shares less attractive to U.S. investors.

Distributions made to non-corporate U.S. holders will not be eligible for taxation at reduced tax rates generally applicable to dividends paid by certain U.S. corporations and “qualified foreign corporations” because of our status as a PFIC. The more favorable rates applicable to qualifying corporate dividends could cause individuals to perceive investment in our Class A ordinary shares to be less attractive than investment in the shares of other corporations because of our PFIC status, and this perception could adversely affect the value of our Class A ordinary shares.

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
Our financial statements are prepared in accordance with GAAP, which are periodically revised, interpreted or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies. It is possible that future accounting standards we are required to adopt may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Such changes could adversely affect our financial condition and results of operations.

COVID-19, or the future outbreak of any other infectious or contagious diseases, could adversely affect our results of operations, financial condition and cash flows.
The outbreak of COVID-19 and its variants has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. COVID-19 and other future health outbreaks and pandemics could lead to quarantines, mandating business and school closures and restricting travel, or trigger global economic slowdowns or global recessions. COVID-19 or another pandemic could adversely affect us due to, among other factors:
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
To date, certain marketers of some of our portfolio products have commented that the performance of these products have been impacted by the COVID-19 pandemic. However, the COVID-19 pandemic has not resulted in a material effect to our results of operations and liquidity and we do not believe it is reasonably likely to in the future. Nevertheless, COVID-19 and other future health outbreaks and pandemics present material uncertainty which could adversely affect our results of operations, financial condition and cash flows.
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

ESG matters and any related reporting obligations may impact our business.
U.S. and international regulators, investors and other stakeholders are increasingly focused on ESG matters. For example, new U.S. and international laws and regulations relating to ESG matters, including human capital, diversity, sustainability, climate change and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response will require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk. In addition, we have announced a number of ESG initiatives and goals, which will require ongoing investment, and there is no assurance that we will achieve any of these goals or that our initiatives will achieve their intended outcomes. Perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation. Any harm to our reputation resulting from our failure or perceived failure to meet such goals could impact employee retention, the willingness of our partners to do business with us, or investors’ willingness to purchase or hold our ordinary shares, any of which could adversely affect our business, financial condition and results of operations. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors. For example, our ability to meet certain sustainability goals or initiatives may depend in part on third-party collaboration, mitigation innovations or the availability of economically feasible solutions.

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

PART II.

Item 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A ordinary shares are traded in the Nasdaq Global Select Market under the symbol “RPRX”. Our Class B ordinary shares are not listed on any stock exchange nor traded on any public market. As of February 10, 2023, there were 2 shareholders of record of our Class A ordinary shares and 2 shareholders of record of our Class B ordinary shares. The number of record holders does not include persons who held our Class A ordinary shares in nominee or “street name” accounts through brokers or other institutions on behalf of shareholders.

Use of Proceeds

None.

Dividends

In 2022, we declared and paid four quarterly cash dividends of $0.19 per Class A ordinary share for an aggregate amount of $333.3 million to holders of our Class A ordinary shares. Future dividends are subject to declaration by the board of directors. To the extent approved and payable, we intend to pay dividends on or about March 15, June 15, September 15 and December 15 to holders of record on or about the twentieth day of each such prior month.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Stock Performance Graph

The graph below compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, on our Class A ordinary shares, the Standard & Poor’s 500 Index (“S&P 500”) and the Nasdaq Composite Index (“Nasdaq Composite”). The graph assumes an initial investment of $100 in our Class A ordinary shares at the market close on June 16, 2020, which was our initial trading day and its relative performance is tracked through December 31, 2022. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A ordinary shares.

The above performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.         [Reserved]

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations, cash flows and other changes in financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes to our consolidated financial statements included in our Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Special Note Regarding Forward-Looking Statements and the section titled “Risk Factors” in Part I, Item 1A.

Royalty Pharma plc is a public limited company incorporated under the laws of England and Wales that was created to facilitate the initial public offering (“IPO”) of our Class A ordinary shares on June 16, 2020. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis.

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta, Kalydeco, Orkambi and Symdeko, Biogen’s Tysabri, AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, GSK’s Trelegy, Novartis’ Promacta, Pfizer’s Nurtec ODT, Johnson & Johnson’s Tremfya, Roche’s Evrysdi, Gilead’s Trodelvy and 12 development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties or milestones, and indirectly when we acquire existing royalties from the original innovators.

Our capital-efficient business model enables us to benefit from many of the most attractive characteristics of the biopharmaceutical industry, including long product life cycles, significant barriers to entry and noncyclical revenues, but with substantially reduced exposure to many common industry challenges such as early stage development risk, therapeutic area constraints, high R&D costs, and high fixed manufacturing and marketing costs. We have a highly flexible approach that is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties on the most attractive therapies across the biopharmaceutical industry.

We classify our royalty acquisitions by the approval status of the therapy at the time of acquisition:

•Approved Products – We acquire royalties in approved products that generate predictable cash flows and may offer upside potential from unapproved indications. Since inception in 1996 through 2022, we have deployed $17.0 billion of cash to acquire royalties, milestones and related assets on approved products. From 2012 through 2022, we have deployed $12.1 billion to acquire royalties, milestones and related assets on approved products.

•Development-Stage Product Candidates – We acquire royalties on development-stage product candidates that have demonstrated strong clinical proof of concept. From 2012, when we began acquiring royalties on development-stage product candidates, through 2022, we have deployed $8.3 billion to acquire royalties, milestones and related assets on development-stage product candidates.

While we classify our acquisitions in these two broad categories, several of our approved product transactions are driven by the long-term expanded potential of these existing commercial products in indications that are unapproved at the time of acquisition. Similarly, some of our development-stage product candidate transactions are specifically related to indications that are unapproved at the time of acquisition, on products that are already approved and commercialized in other indications.

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

•Synthetic Royalties – Newly-created royalties on approved or late-stage development therapies with strong proof of concept and high commercial potential. A synthetic royalty is the contractual right to a percentage of top-line sales by the developer or marketer of a therapy in exchange for funding. A synthetic royalty may also include contingent milestone payments. We also fund ongoing R&D for biopharmaceutical companies in exchange for future royalties and milestones if the product or indication we are funding is approved.

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

Additionally, we may identify additional opportunities, platforms or technologies that leverage our capabilities such as our strategic alliance with MSCI Inc. (“MSCI”) to develop thematic life science indexes.

Background and Format of Presentation

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate our IPO. Through the Exchange Offer, investors which represented 82% of the aggregate limited partnership interests in the various partnerships (the “Legacy Investors Partnerships”) that owned Old RPI, exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP, a Delaware limited partnership, or RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”). The Exchange Offer together with (i) the concurrent incurrence of indebtedness under senior credit facilities and (ii) the issuance of additional interests in Continuing Investors Partnerships to satisfy performance payments payable in respect of assets acquired prior to the date of the IPO are referred to as the “Exchange Offer Transactions.”

Following our IPO, we operate and control the business affairs of RP Holdings. We include RP Holdings and its subsidiaries in our consolidated financial statements. RP Holdings is the sole owner of RPI 2019 ICAV, which is an Irish collective asset management entity.

As a result of the Exchange Offer, we own indirectly an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust. We are entitled to 82% of the economics of Old RPI’s wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”), and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish unit trust.

From the consummation of the Exchange Offer until the expiration of the Legacy Investors Partnerships’ investment period on June 30, 2020 (the “Legacy Date”), the Legacy Investors Partnerships could participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI ceased making new investments and each of the Legacy Investors Partnerships and Old RPI became legacy entities. Since the Legacy Date, we have made and plan to make new investments through our subsidiaries.

Following management’s determination that a high degree of common ownership existed in Old RPI both before and after the Exchange Offer, Royalty Pharma recognized Old RPI’s assets and liabilities at the carrying value reflected on Old RPI’s balance sheet as of the date of the Exchange Offer.

In 2022, we became an indirect owner of an 82% economic interest in Royalty Pharma Investments ICAV (“RPI ICAV”), which was previously owned directly by Old RPI.

Understanding Our Financial Reporting

Most of the royalties we acquire are treated as investments in cash flow streams and are classified as financial assets measured under the effective interest method in accordance with GAAP. Under this accounting methodology, we calculate the effective interest rate on each financial royalty asset using a forecast of the expected cash flows to be received over the life of the financial royalty asset relative to the initial acquisition price. The yield, which is calculated at the end of each reporting period and applied prospectively, is then recognized via accretion into our income at the effective rate of return over the expected life of the financial royalty asset.

The measurement of income from our financial royalty assets requires significant judgments and estimates, including management’s judgment in forecasting the expected future cash flows of the underlying royalties and the expected duration of the financial royalty asset. Our cash flow forecasts are updated each reporting period primarily using sell-side equity research analysts’ consensus sales estimates for each of the products in which we own royalties. We then calculate our expected royalty cash flows using these consensus sales forecasts. In any given reporting period, any decline or increase in the expected future cash flows associated with a financial royalty asset is recognized in our income statement as non-cash provision expense or provision income, respectively.

As a result of the non-cash charges associated with applying the effective interest method accounting methodology to our financial royalty assets, our consolidated income statement activity can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition which generates a corresponding cumulative allowance that reduces the gross asset balance, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014, we acquired the cystic fibrosis franchise and beginning in the second quarter of 2015, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expense in our consolidated income statements. Over the course of 10 quarters, we continued to recognize non-cash provision expense as a result of these changes in forecasts including non-cash provision expense of $743.2 million in 2016, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty. While small reductions in the cumulative allowance for the cystic fibrosis franchise were recognized as provision income over the course of 2017 and 2018, there remained a $1.10 billion cumulative allowance that was fully reduced by recognizing non-cash provision income of $1.10 billion in 2019 as a result of an increase in sell-side equity research analysts’ consensus sales forecasts associated with the Trikafta approval. This example illustrates the volatility caused by our accounting model in our consolidated income statements.

We believe there is no direct correlation between income from financial royalty assets and royalty receipts due to the nature of the accounting methodology applied for financial royalty assets. Further, income from financial royalty assets and the provision for changes in expected cash flows related to these financial royalty assets can be volatile and unpredictable.

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

Adjusted Cash Receipts and Adjusted Cash Flow are used by management as key liquidity measures in the evaluation of our ability to generate cash from operations. Both measures are an indication of our strength and the performance of the business. Management uses Adjusted Cash Flow to compare its performance against non-GAAP measures used by our peers in the biopharmaceutical industry. Adjusted EBITDA, which is derived from Adjusted Cash Receipts, is used by our lenders to assess our ability to meet our financial covenants.

Refer to the section titled “Non-GAAP Reconciliations” for additional discussion of management’s use of non-GAAP measures as supplemental financial measures.

Portfolio Overview

Our portfolio consists of royalties on more than 35 marketed therapies and 12 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neurology, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty receipts for 2022 and 2021 in order of contributions to royalty receipts for 2022 (in thousands).

			Royalty Receipts
			Years Ended December 31,
Royalties	Marketer(s)	Therapeutic Area	2022	2021
Cystic fibrosis franchise (1)	Vertex	Rare disease	$811,052	$702,140
Nurtec ODT/Biohaven payment (2)	Pfizer	Neurology	559,623	70,188
Tysabri	Biogen	Neurology	369,793	369,149
Imbruvica	AbbVie, Johnson & Johnson	Cancer	312,690	352,911
Xtandi	Pfizer, Astellas	Cancer	186,701	158,103
Promacta	Novartis	Hematology	181,632	173,621
Tremfya	Johnson & Johnson	Immunology	97,307	35,718
Trelegy	GSK	Respiratory	89,915	—
Januvia, Janumet, Other DPP-IVs (3)	Merck & Co., others	Diabetes	72,943	151,158
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	55,426	33,722
Farxiga/Onglyza	AstraZeneca	Diabetes	43,840	36,378
Evrysdi	Roche	Rare disease	40,645	16,098
Prevymis	Merck & Co.	Infectious disease	37,126	37,505
Trodelvy	Gilead	Cancer	24,809	13,395
Orladeyo	BioCryst	Rare disease	21,801	6,740
Erleada	Johnson & Johnson	Cancer	21,378	14,227
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	20,402	16,741
Emgality	Lilly	Neurology	18,832	15,481
Oxlumo	Alnylam	Rare disease	2,602	1,248
Other products (4)			262,739	404,019
Total royalty receipts			$3,231,256	$2,608,542
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Amounts include quarterly redemption payments of $15.6 million in 2021 and 2022 related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the statements of cash flows). In 2022, amounts also include the accelerated redemption payments of $479.5 million for all outstanding Series A and Series B Biohaven Preferred Shares following Pfizer’s acquisition of Biohaven in October 2022. The remaining amounts are related to royalty receipts from Nurtec ODT.
(3)Januvia, Janumet, Other DPP-IVs include the following approved products: Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by AstraZeneca, Novartis and Takeda. Our royalty receipts substantially ended in the second quarter of 2022.
(4)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion I, for which receipts are presented as Distributions from equity method investees on the statements of cash flows), Cimzia, Entyvio, Gavreto, HIV franchise, IDHIFA, Letairis, Lexiscan, Mircera, Myozyme, Nesina, Soliqua, Tazverik and distributions from the Legacy SLP Interest. Other products for 2021 include a one-time milestone payment of $45.0 million that we received on Soliqua.

Financial Overview

Financial Highlights

•Net cash provided by operating activities totaled $2.1 billion and $2.0 billion for 2022 and 2021, respectively. Net cash provided by operating activities is the closest comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $2.8 billion and $2.1 billion for 2022 and 2021, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $2.6 billion and $1.9 billion for 2022 and 2021, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $2.2 billion and $1.6 billion for 2022 and 2021, respectively.

Understanding Our Results of Operations

We report non-controlling interests related to the portion of ownership interests of consolidated subsidiaries not owned by us and which are attributable to:

1. The Legacy Investors Partnerships’ ownership of approximately 18% of Old RPI and Royalty Pharma Investments ICAV (“RPI ICAV”). The value of this non-controlling interest will decline over time as the assets in Old RPI and RPI ICAV expire.

2. A de minimis interest in RPCT held by RPSFT. The value of this non-controlling interest was substantially eliminated as of December 31, 2022.

The Legacy Investors Partnership together with RPSFT are referred as the “legacy non-controlling interests.” The legacy non-controlling interests are the only historical non-controlling interests that existed prior to our IPO.

Additionally, following the consummation of our IPO, we also report non-controlling interests related to:

3. The Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests which was approximately 27% of RP Holdings as of December 31, 2022. RP Holdings Class B Interests are exchangeable into Class A ordinary shares. The value of this non-controlling interest will decline over time if the investors who indirectly own RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

The Continuing Investors Partnerships are referred as the “continuing non-controlling interests.”

4. RPI EPA Holdings, LP’s (“EPA Holdings”) ownership of RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”).

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

All of the results of operations of RP Holdings, Old RPI, RPI ICAV and RPCT are consolidated into our financial statements.

Total income and other revenues

Total income and other revenues is primarily comprised of income from our financial royalty assets, royalty income generally arising from successful commercialization of products developed through R&D funding arrangements, and a declining contribution of royalty revenue from our intangible royalty assets for which patent rights have materially expired. Most of our royalties are classified as financial assets as our ownership rights are generally protective and passive in nature. In instances in which we acquire a royalty that does include more substantial rights or ownership of the underlying intellectual property, we classify such royalties as intangible assets.

We recognize interest income related to our financial royalty assets. Royalty revenue solely relates to our intangible royalty assets from our DPP-IV products for which the patent rights are licensed to various counterparties. For 2022 and 2021, the royalty payors accounting for greater than 10% of our total income and other revenues in any one year are shown in the table below:

		Years Ended December 31,
Royalty Payor	Royalty	2022	2021
Vertex	Cystic fibrosis franchise	36%	33%
AbbVie	Imbruvica	14%	17%

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

Variables affecting the recognition of interest income from financial royalty assets under the prospective effective interest method include any one of the following: (1) additional acquisitions, (2) changes in expected cash flows of the underlying pharmaceutical products, derived primarily from sell-side equity research analysts’ consensus sales forecasts, (3) regulatory approval of additional indications which leads to new cash flow streams, (4) changes to the estimated duration of the royalty (e.g., patent expiration date) and (5) changes in amounts and timing of projected royalty receipts and milestone payments. Our financial royalty assets are directly linked to sales of underlying pharmaceutical products whose life cycle typically peaks at a point in time, followed frequently by declining sales trends due to the entry of generic competition, resulting in natural declines in the asset balance and periodic interest income over the life of our royalties. The recognition of interest income from royalties requires management to make estimates and assumptions around many factors, including those impacting the variables noted above.

Revenue from intangible royalty assets

Revenue from intangible royalty assets is derived from sales of Januvia, Janumet and other DPP-IV products by our licensees. Our royalties on Januvia and Janumet expired in the first quarter of 2022. Our royalties on other DPP-IV products have also substantially ended and we do not expect any material revenue from the other DPP-IV products in the future periods.

Other royalty income

Other royalty income primarily includes income from financial royalty assets that have been fully amortized and income from synthetic royalties and milestones arising out of R&D funding arrangements. Occasionally, a royalty asset may be amortized on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial royalty asset remains. Similarly, we may continue to collect royalties on a fully amortized financial royalty asset beyond the estimated duration. In each scenario where a financial royalty asset has been fully amortized, income from such royalty is recognized as Other royalty income. Other royalty income also includes income from royalties that are recorded at fair value on our consolidated balance sheets.

Provision for changes in expected cash flows from financial royalty assets

The Provision for changes in expected future cash flows from financial royalty assets includes the following:

•non-cash expense or income related to the current period activity resulting from adjustments to the cumulative allowance for changes in expected cash flows; and
•non-cash expense or income related to the provision for current expected credit losses, which reflects the activity for the period, primarily due to new financial royalty assets with limited protective rights and changes to cash flow estimates for financial royalty assets with limited protective rights.

As discussed above, income is accreted on our financial royalty assets using the effective interest method. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly in the income statement through the line item Provision for changes in expected cash flows from financial royalty assets. If, in a subsequent period, there is an increase in expected cash flows or if actual cash flows are greater than cash flows previously expected, we reduce the cumulative allowance previously established for a financial royalty asset for the incremental increase in the present value of cash flows expected to be collected. This results in provision income (i.e., a credit to the provision).

The same variables and management’s estimates affecting the recognition of interest income on our financial royalty assets noted above also directly impact the provision.

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

Under the Management Agreement, we pay a quarterly operating and personnel payment to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from royalty investments for such quarter and 0.25% of the value of our security investments under GAAP as of the end of such quarter.

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

2. The Avillion Entities

The Avillion Entities (as defined below) partner with global biopharmaceutical companies to perform R&D in exchange for success-based milestones or royalties if products are commercialized. Our investments in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II” and, together with Avillion I, the “Avillion Entities”) are accounted for using the equity method.

Other (income)/expenses, net

Other (income)/expenses, net primarily includes the changes in fair market value of our equity securities, derivative instruments and available for sale debt securities, including related forwards and funding commitments, and interest income.

Net income attributable to non-controlling interests

The net income attributable to non-controlling interests includes income attributable to the legacy non-controlling interests and the continuing non-controlling interests. As the Legacy Investors Partnerships and RPSFT no longer participate in investment opportunities, the related net income attributable to the legacy non-controlling interests is expected to decline over time.

Net income attributable to the continuing non-controlling interests includes RP Holdings Class B Interests held by the Continuing Investors Partnerships and will include net income attributable to the RP Holdings Class C Special Interest held by EPA Holdings once certain performance conditions have been met. Future net income attributable to the non-controlling interest related to RP Holdings Class B Interests held by the Continuing Investors Partnerships will decline over time if the investors who indirectly own RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

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

Results of Operations

In this section, we discuss the results of our operations for 2022 compared to 2021. For a discussion of 2021 compared to 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The comparison of our historical results of operations for 2022 and 2021 are as follows (in thousands):

	Years Ended December 31,		Change
	2022	2021	$	%
Income and other revenues
Income from financial royalty assets	$2,125,096	$2,065,083	$60,013	2.9%
Revenue from intangible royalty assets	37,484	171,248	(133,764)	(78.1)%
Other royalty income	74,635	53,132	21,503	40.5%
Total income and other revenues	2,237,215	2,289,463	(52,248)	(2.3)%
Operating expenses
Provision for changes in expected cash flows from financial royalty assets	904,244	452,842	451,402	99.7%
Research and development funding expense	177,106	200,084	(22,978)	(11.5)%
Amortization of intangible assets	5,670	22,996	(17,326)	(75.3)%
General and administrative expenses	227,303	182,826	44,477	24.3%
Financial royalty asset impairment	615,827	—	615,827	n/a
Total operating expenses, net	1,930,150	858,748	1,071,402	124.8%
Operating income	307,065	1,430,715	(1,123,650)	(78.5)%
Other expense/(income)
Equity in losses of equity method investees	8,973	19,490	(10,517)	(54.0)%
Interest expense	187,961	166,142	21,819	13.1%
Other (income)/expenses, net	(119,933)	3,882	(123,815)	*
Total other expenses, net	77,001	189,514	(112,513)	(59.4)%
Consolidated net income	230,064	1,241,201	(1,011,137)	(81.5)%
Net income attributable to non-controlling interests	187,232	621,473	(434,241)	(69.9)%
Net income attributable to Royalty Pharma plc	$42,832	$619,728	$(576,896)	(93.1)%
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products for 2022 and 2021 is as follows, in order of contribution to income in 2022 (in thousands):

	Years Ended December 31,		Change
	2022	2021	$	%
Cystic fibrosis franchise	$808,947	$762,885	$46,062	6.0%
Imbruvica	310,929	385,350	(74,421)	(19.3)%
Tysabri	207,164	211,422	(4,258)	(2.0)%
Tremfya	109,796	16,706	93,090	557.2%
Xtandi	95,803	107,833	(12,030)	(11.2)%
Promacta	88,395	73,372	15,023	20.5%
Other	504,062	507,515	(3,453)	(0.7)%
Total income from financial royalty assets	$2,125,096	$2,065,083	$60,013	2.9%

Income from financial royalty assets increased by $60.0 million, or 2.9%, in 2022 compared to 2021, primarily driven by income from recently acquired assets, including Tremfya and Trelegy, in addition to the strong performance of the cystic fibrosis franchise primarily driven by the strong uptake of Kaftrio in countries outside the United States and the performance of Trikafta in the United States, including its uptake in children 6 through 11 years old. The increase in income was partially offset by the maturing of our royalties from the HIV franchise and declines in sell-side equity research analysts’ consensus sales forecasts for Imbruvica and Tazverik.

Revenue from intangible royalty assets

Revenue from intangible royalty assets decreased by $133.8 million, or 78.1%, in 2022 compared to 2021, primarily driven by the maturity of our royalties on Januvia and Janumet in the first quarter of 2022 and the recognition of underpaid prior period royalties on Tradjenta in 2021.

Other royalty income

Other royalty income increased by $21.5 million, or 40.5%, in 2022 compared to 2021, primarily related to growth in the ongoing product launches of Trodelvy and Nurtec ODT that arose from our R&D funding agreements with Immunomedics and Biohaven, respectively.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each year’s provision income or expense (in thousands) is as follows:

Royalty	2022	Royalty	2021
Imbruvica	$423,832	Tazverik	$210,567
Tysabri	195,665	Imbruvica	189,999
Tazverik	177,850	Emgality	68,716
Xtandi	63,524	Cystic fibrosis franchise	48,636
Evrysdi	46,077	Tysabri	(96,103)
Other	191,094	Other	43,940
Total provision, exclusive of provision for credit losses	1,098,042	Total provision, exclusive of provision for credit losses	465,755
Provision for current expected credit losses	(193,798)	Provision for current expected credit losses	(12,913)
Total provision	$904,244	Total provision	$452,842

In 2022, we recorded provision expense of $904.2 million, comprised of $1,098.0 million and $193.8 million in provision expense for changes in expected cash flows and provision income for current expected credit losses, respectively. We recorded provision expense for changes in expected cash flows for Imbruvica, Tysabri and Tazverik primarily due to significant declines in sell-side equity research analysts’ consensus sales forecasts. The provision income for credit losses was primarily driven by a significant decrease in current expected credit losses related to Tazverik as a result of the decline in the financial asset value and changes in payors for certain products with stronger credit profiles, which was partially offset by the addition of Trelegy to our portfolio of financial royalty assets with limited protective rights.

In 2021, we recorded provision expense of $452.8 million, of which $465.8 million and $12.9 million related to provision expense for changes in expected cash flows and provision income for current expected credit losses, respectively. We recorded provision expense for Tazverik, Imbruvica, Emgality and the cystic fibrosis franchise, primarily due to significant declines in sell-side equity research analysts’ consensus sales forecasts. The provision expense was partially offset by provision income from a significant increase in sell-side equity research analysts’ consensus sales forecasts for Tysabri. The current expected credit loss activity in 2021 resulted in provision income that was primarily driven by a significant decrease in current expected credit losses related to Tazverik as a result of the corresponding significant decline in the financial asset value. This was partially offset by provision expense for credit losses recognized as a result of the increases to our portfolio of financial royalty assets with limited protective rights, primarily related to zavegepant from a $100.0 million funding payment that we made to Biohaven upon the start of the oral zavegepant Phase 3 program and a new royalty interest in Cabometyx/Cometriq.

R&D funding expense

R&D funding expense decreased by $23.0 million, or 11.5%, in 2022 compared to 2021. In 2022, we recognized upfront R&D funding expense of $175.0 million in exchange for royalties and milestones on development-stage products from Cytokinetics, Incorporated (“Cytokinetics”), Theravance Biopharma, Inc (“Theravance”) and MSD International Business GmbH (“Merck”). In 2021, we recognized upfront R&D funding expense of $193.2 million in exchange for royalties on development-stage products from BioCryst Pharmaceuticals, Inc. (“BioCryst”) and MorphoSys AG (“MorphoSys”).

G&A expenses

G&A expenses increased by $44.5 million, or 24.3%, in 2022 compared to 2021, primarily driven by higher Operating and Personnel Payments due to increased cash receipts from royalty investments.

Financial royalty asset impairment

Financial royalty asset impairment was $615.8 million in 2022 due to the recognition of non-cash impairment charges of $273.6 million, $160.1 million and $182.1 million related to gantenerumab, otilimab and Gavreto, respectively. In November 2022, Roche stated that it would discontinue clinical trials of gantenerumab. In October 2022, GSK announced that it has decided not to progress with regulatory submissions for otilimab. These announcements contributed to our conclusion to impair these two assets. Additionally, during the fourth quarter of 2022, we impaired our financial royalty asset related to Gavreto due to the uncertainty of Gaverto’s commercial outlook. There was no comparable activity in 2021.

Equity in losses of equity method investees

Equity in losses of equity method investees decreased by $10.5 million, or 54.0%, in 2022 compared to 2021, primarily driven by lower equity in losses from the Avillion Entities.

Interest expense

Interest expense increased by $21.8 million, or 13.1%, in 2022 compared to 2021, primarily driven by the issuance of $1.3 billion senior unsecured notes in July 2021 (“2021 Notes”). The weighted average coupon rate was 2.24% and 2.18% in 2022 and 2021, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of the Notes.

Other (income)/expenses, net

Other income, net of $119.9 million in 2022 was primarily comprised of $96.6 million of gains on derivative financial instruments related to our Milestone Acceleration Option that increased in value with the announcement and subsequent completion of Pfizer’s acquisition of Biohaven in October 2022. In addition, we recorded $78.3 million of interest income, primarily related to the full accelerated redemption of our Series A Biohaven Preferred Shares following Pfizer’s acquisition of Biohaven. The other income was partially offset by net losses on equity securities of $33.4 million.

Other expense, net of $3.9 million in 2021 was primarily comprised of net losses on equity securities of $48.1 million, including losses on MorphoSys ordinary shares and Epizyme common stock, partially offset by a gain on Biohaven common shares; and losses of $21.5 million on our derivative financial instruments related to our treasury rate lock contracts that were unwound and settled in connection with the issuance of the 2021 Notes. The losses were partially offset by interest income of $50.9 million related to our Series A Biohaven Preferred Shares and a gain of $17.9 million on the unrealized change in fair value of our available for sale debt securities.

Net income attributable to non-controlling interests

Net income attributable to the Legacy Investors Partnerships decreased by $113.7 million in 2022 compared to 2021, primarily driven by lower net income attributable to Old RPI and RPI ICAV as a result of increased provision expense recognized in 2022.

Net income attributable to the Continuing Investors Partnerships decreased by $273.5 million in 2022 compared to 2021, primarily driven by lower net income attributable to RP Holdings in 2022 as a result of increased provision expense and impairment charges recorded in 2022. Exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT decreased by $47.0 million in 2022 compared to 2021. We expect net income attributable to RPSFT to continue to decline as the assets held by RPCT mature.

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

In November 2022, Vertex announced the submission of a New Drug Application (“NDA”) with the FDA for Trikafta in patients ages 2 through 5 years. Regulatory filings were also submitted with the European Medicines Agency (“EMA”) and the Medicines and Healthcare products Regulatory Agency. Vertex has indicated it expects an FDA decision on its Trikafta NDA patients ages 2 through 5 years in the second quarter of 2023, with a PDUFA target action date of April 28, 2023.

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

•Imbruvica. In June 2021, Johnson & Johnson announced Phase 3 GLOW study results for fixed-duration Imbruvica in combination with Venetoclax demonstrated superior progression-free survival versus chlorambucil plus obinutuzumab as a first-line treatment of chronic lymphocytic leukemia. The study also showed improved duration of remission and significantly improved depth of remission.

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

In August 2022, Johnson & Johnson announced that the EC granted marketing authorization for the expanded use of Imbruvica in an all-oral, fixed-duration treatment combination with venetoclax for adults with previously untreated chronic lymphocytic leukemia. The approval is based on the pivotal Phase 3 GLOW study and the fixed-duration cohort of the Phase 2 CAPTIVATE study.

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

In February 2023, Astellas indicated that there could be a potential readout of the Phase 3 EMBARK trial for high-risk non-metastatic prostate cancer in the first quarter of 2023.

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

In October 2022, Pfizer acquired all outstanding shares of Biohaven not already owned by Pfizer for $148.50 per share in cash for a total of approximately $11.6 billion. Pfizer also made payments at closing to settle Biohaven’s third-party debt and to redeem Biohaven’s outstanding redeemable preferred shares.

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

In February 2023, Gilead announced the U.S. FDA approved Trodelvy for the treatment of adult patients with unresectable locally advanced or metastatic HR+/HER2- breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting.

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

In December 2022, Exelixis announced that the Phase 3 CONTACT-01 study of Cabometyx in combination with atezolizumab versus docetaxel in patients with metastatic non-small cell lung cancer without actionable mutations who experienced disease progression on or after treatment with an immune checkpoint inhibitor and platinum-containing chemotherapy, did not meet its primary endpoint of overall survival at the final analysis. Detailed findings from CONTACT-01 are expected to be submitted for presentation at a future medical meeting.

Exelixis has indicated it expects Phase 3 data in the first half of 2023 from CONTACT-03 in advanced or metastatic RCC and in the second half of 2023 from CONTACT-02 in metastatic castration-resistant prostate cancer. Additionally, the next overall survival analysis from COSMIC-313, the Phase 3 trial in advanced intermediate- or poor-risk RCC, is expected in 2023.

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

In February 2022, Johnson & Johnson announced results from the Phase 2b QUASAR Induction Study 1 in ulcerative colitis. Results showed that a significantly greater proportion of adults with moderately to severely active ulcerative colitis who previously had an inadequate response or intolerance to conventional therapies or selected advanced therapies and were treated with Tremfya achieved clinical response at week 12 (Tremfya 200 mg: 61.4% and Tremfya 400 mg: 60.7%), the study’s primary endpoint compared with placebo (27.6%). Safety data at week 12 was consistent with the safety profile for Tremfya in approved indications.

In October 2022, Johnson & Johnson announced new results from the Phase 2b QUASAR Induction Study 1. Results showed that continued treatment with Tremfya in adults with moderately to severely active ulcerative colitis with inadequate responses to previous treatments allowed a mean of 52.1% of IV Tremfya week 12 clinical nonresponders to achieve clinical response at week 24. Clinical response at weeks 12 or 24 of the study was ultimately achieved by 80.2% of patients who were randomized to IV Tremfya 200mg and by 78.5% of patients who were randomized to IV Tremfya 400mg.

•Tazverik. In August 2022, Ipsen completed its acquisition of Epizyme. Ipsen acquired all the outstanding shares of Epizyme at a price of $1.45 per share plus a contingent value right of $1 per share.

•Airsupra. In September 2021, AstraZeneca and Avillion announced positive results from MANDALA and DENALI, two Phase 3 trials evaluating Airsupra (albuterol/budesonide), formerly known as PT027, in patients with asthma. Airsupra is a potential first-in-class inhaled, fixed-dose combination of albuterol, a short-acting beta2-agonist, and budesonide, an inhaled corticosteroid. In MANDALA, Airsupra demonstrated a statistically significant and clinically meaningful reduction in the risk of severe exacerbations compared to albuterol, when used as a rescue medicine in response to symptoms. In DENALI, Airsupra showed a statistically significant improvement in lung function measured by forced expiratory volume in one second, compared to the individual components albuterol and budesonide, and compared to placebo. The safety and tolerability of Airsupra in both trials was consistent with the known profiles of the components.

In May 2022, Avillion LLP, a drug development company focused on the co-development and financing of pharmaceutical candidates from proof-of-concept through to regulatory approval, announced that FDA accepted for filing the NDA for AstraZeneca’s Airsupra. The proposed indication is for the as-needed treatment or prevention of bronchoconstriction and for the prevention of exacerbation of asthma. The co-development partnership between AstraZeneca and Avillion also recently expanded to include the BATURA study, a randomized Phase 3b decentralized trial to further assess the role of Airsupra in preventing asthma exacerbations.

In November 2022, the FDA Pulmonary-Allergy Drugs Advisory Committee voted 16 to 1 that the data support a favorable benefit risk assessment for the use of Airsupra for the treatment of asthma in people aged 18 years or older.

In January 2023, AstraZeneca announced the U.S. approval of Airsupra for the as-needed treatment or prevention of bronchoconstriction and to reduce the risk of exacerbations in people with asthma aged 18 years and older.

Development-Stage Product Candidates

•Aficamten. In December 2021, Cytokinetics announced the FDA granted breakthrough therapy designation for aficamten for the treatment of symptomatic obstructive hypertrophic cardiomyopathy (“oHCM”) based on results from REDWOOD-HCM.

In February 2022, Cytokinetics announced positive topline results from Cohort 3 of the REDWOOD-HCM Phase 2 trial. Results from Cohort 3 showed that substantial reductions in the average resting left ventricular outflow tract pressure gradient (“LVOT-G”) as well as the post-Valsalva LVOT-G were achieved for patients with oHCM and a resting or post-Valsalva LVOT-G of greater than 50 mmHg whose background therapy included disopyramide and in the majority a beta-adrenergic blocker. The safety and tolerability of aficamten were consistent with prior experience in REDWOOD-HCM with no treatment interruptions and no serious adverse events attributed to treatment reported by the investigators.

•BCX10013. In January 2023, BioCryst announced that initial data from ongoing Phase 1 single ascending dose and multiple ascending dose trials in healthy volunteers showed rapid and sustained suppression of the alternative pathway of the complement system. BCX10013 was safe and generally well-tolerated at all doses studied to date. BioCryst plans to advance BCX10013 into patient studies in mid-2023, including in patients with paroxysmal nocturnal hemoglobinuria, to evaluate once-daily dosing. BioCryst expects to confirm the optimal dosing for pivotal trials by the end of the year, move directly into a pivotal trial in patients with immunoglobulin A nephropathy, and rapidly expand into pivotal trials in additional indications.

•BCX9930. In December 2022, BioCryst announced that it would discontinue the development of BCX9930 based on new competitive data recently presented at the American Society of Hematology annual meeting. BioCryst will fully focus its complement inhibitor development efforts on BCX10013, a potential once-daily, oral Factor D inhibitor currently in clinical development.

•Gantenerumab. In November 2022, Roche stated that it would discontinue clinical trials of gantenerumab after the GRADUATE I and II studies evaluating gantenerumab in people with early Alzheimer’s disease did not meet their primary endpoint of slowing clinical decline. Roche continues to study trontinemab, its brain shuttle version of gantenerumab, in a Phase 2a study.

•Omecamtiv mecarbil. In February 2022, Cytokinetics announced that the FDA has accepted and filed its NDA for omecamtiv mecarbil. The FDA assigned the NDA a standard review with a PDUFA date of November 30, 2022. The FDA also indicated that it is currently not planning to hold an advisory committee meeting to discuss the application. The submission is supported by GALACTIC-HF, which demonstrated a positive effect on the primary composite endpoint of cardiovascular death or heart failure events in patients with heart failure and reduced ejection fraction (HFrEF) who were receiving standard of care plus omecamtiv mecarbil.

In February 2022, Cytokinetics announced results from METEORIC-HF, a Phase 3 trial evaluating the effect of treatment with omecamtiv mecarbil compared to placebo on exercise capacity in patients with HFrEF. After 20 weeks of treatment, there was no change in peak oxygen uptake in patients treated with omecamtiv mecarbil versus placebo.

In December 2022, the U.S. FDA Cardiovascular and Renal Drugs Advisory Committee voted 8 to 3 that the benefits of omecamtiv mecarbil do not outweigh its risks for the treatment of HFrEF. The NDA for omecamtiv mecarbil is currently under review by the FDA, with a PDUFA target action date of February 28, 2023.

•Otilimab. In October 2022, GSK announced that two of the three Phase trials met their primary endpoints, but the limited efficacy demonstrated in the ContRAst Phase 3 program did not support a suitable benefit/risk profile for otilimab as a potential treatment for rheumatoid arthritis. As a result, GSK decided not to progress with regulatory submissions.

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

MorphoSys has indicated it expects topline data from the Phase 3 MANIFEST-2 study of pelabresib in myelofibrosis in early 2024.

•Tulmimetostat: In October 2022, MorphoSys announced preliminary Phase 1/2 results of tulmimetostat, formerly known as CPI-0209, an oral, investigational next-generation selective dual inhibitor of EZH2 and EZH1, in heavily pretreated patients with advanced cancers. Results showed responses or disease stabilization in five cohorts with evaluable patients. The safety profile of tulmimetostat was consistent with the mechanism of action of EZH2 inhibition.

•Zavegepant. In March 2021, Biohaven announced that it enrolled the first patient in a Phase 2/3 clinical trial of oral zavegepant for the preventive treatment of migraine. Accordingly, per the agreement with Biohaven announced in August 2020, we paid $100 million to Biohaven for the achievement of this milestone, bringing total zavegepant funding to $250 million. In October 2022, Pfizer acquired Biohaven. Pfizer expects data from the trial in the third quarter of 2023.

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

Adjusted Cash Receipts is a measure calculated with inputs directly from the statements of cash flows and includes (1) total royalty receipts: (i) Cash collections from royalty assets (financial assets and intangible assets), (ii) Other royalty cash collections, (iii) Distributions from equity method investees, plus (2) Proceeds from available for sale debt securities; less (1) Distributions to legacy non-controlling interests - royalty receipts, which represent contractual distributions of royalty receipts and proceeds from available for sale debt securities to the Legacy Investors Partnerships and RPSFT. Adjusted Cash Receipts is most directly comparable to the GAAP measure of Net cash provided by operating activities.

Adjusted EBITDA and Adjusted Cash Flow are similar non-GAAP liquidity measures that are both most closely comparable to the GAAP measure, Net cash provided by operating activities. Adjusted EBITDA is important to our lenders and is defined under the Credit Agreement (defined below) as Adjusted Cash Receipts less Payments for operating and professional costs. Payments for operating and professional costs are comprised of Payments for operating and professional costs and Payments for rebates from the statements of cash flows.

Adjusted Cash Flow is defined as Adjusted EBITDA less (1) Development-stage funding payments - ongoing, (2) Development-stage funding payments - upfront and milestone, (3) Interest paid, net of Interest received, (4) Investments in equity method investees and (5) Other (including Derivative collateral posted, net of Derivative collateral received, and Termination payments on derivative instruments) plus (1) Contributions from legacy non-controlling interests - R&D, all directly reconcilable to the statements of cash flows.

Adjusted Cash Receipts and Adjusted Cash Flow are used by management as key liquidity measures in the evaluation of our ability to generate cash from operations. Both measures are an indication of the strength of the Company and the performance of the business. Management also uses Adjusted Cash Flow to compare its performance against non-GAAP measures used by companies in the biopharmaceutical industry. Adjusted EBITDA, as derived from Adjusted Cash Receipts, is used by our lenders to assess our ability to meet our financial covenants.

For a discussion of our cash flow results on a GAAP basis for 2022 and 2021, refer to “Liquidity and Capital Resources.” The following is a discussion of our results on a non-GAAP basis for 2022 and 2021. For a discussion comparing our results on a non-GAAP basis for 2021 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The table below includes the royalty receipts and non-GAAP financial results for 2022 and 2021 by product in order of contribution to royalty receipts for 2022 (in thousands).

	Years Ended December 31,		Change
Royalties	2022	2021	$	%
Cystic fibrosis franchise (1)	$811,052	$702,140	$108,912	15.5%
Nurtec ODT/Biohaven payment (2)	559,623	70,188	489,435	*
Tysabri	369,793	369,149	644	0.2%
Imbruvica	312,690	352,911	(40,221)	(11.4)%
Xtandi	186,701	158,103	28,598	18.1%
Promacta	181,632	173,621	8,011	4.6%
Tremfya	97,307	35,718	61,589	172.4%
Trelegy	89,915	—	89,915	n/a
Januvia, Janumet, Other DPP-IVs (3)	72,943	151,158	(78,215)	(51.7)%
Cabometyx/Cometriq	55,426	33,722	21,704	64.4%
Farxiga/Onglyza	43,840	36,378	7,462	20.5%
Evrysdi	40,645	16,098	24,547	152.5%
Prevymis	37,126	37,505	(379)	(1.0)%
Trodelvy	24,809	13,395	11,414	85.2%
Orladeyo	21,801	6,740	15,061	223.5%
Erleada	21,378	14,227	7,151	50.3%
Crysvita	20,402	16,741	3,661	21.9%
Emgality	18,832	15,481	3,351	21.6%
Oxlumo	2,602	1,248	1,354	108.5%
Other products (4)	262,739	404,019	(141,280)	(35.0)%
Total royalty receipts	$3,231,256	$2,608,542	$622,714	23.9%
Distributions to legacy non-controlling interests - royalty receipts	(441,963)	(479,604)	37,641	(7.8)%
Adjusted Cash Receipts (non-GAAP)	$2,789,293	$2,128,938	$660,355	31.0%
Payments for operating and professional costs	(222,969)	(184,511)	(38,458)	20.8%
Adjusted EBITDA (non-GAAP)	$2,566,324	$1,944,427	$621,897	32.0%
Development-stage funding payments - ongoing	(2,106)	(6,876)	4,770	(69.4)%
Development-stage funding payments - upfront and milestone	(175,000)	(193,208)	18,208	(9.4)%
Interest paid, net	(145,157)	(127,295)	(17,862)	14.0%
Investments in equity method investees	(9,896)	(34,855)	24,959	(71.6)%
Contributions from legacy non-controlling interests - R&D	1,059	7,339	(6,280)	(85.6)%
Other	—	(16,093)	16,093	(100.0)%
Adjusted Cash Flow (non-GAAP)	$2,235,224	$1,573,439	$661,785	42.1%

Fully diluted Class A ordinary shares outstanding	607,224	607,176
*Percentage change is not meaningful.

(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Amounts include quarterly redemption payments of $15.6 million in 2021 and 2022 related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the statements of cash flows). In 2022, amounts also include the accelerated redemption payments of $479.5 million for all outstanding Series A and Series B Biohaven Preferred Shares following Pfizer’s acquisition of Biohaven in October 2022. The remaining amounts are related to royalty receipts from Nurtec ODT.
(3)Januvia, Janumet, Other DPP-IVs include the following approved products: Onglyza, Kombiglyze, Galvus, Eucreas and Nesina. The Other DPP-IVs are marketed by AstraZeneca, Novartis and Takeda. Our royalty receipts substantially ended in the second quarter of 2022.
(4)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion I, for which receipts are presented as Distributions from equity method investees on the statements of cash flows), Cimzia, Entyvio, Gavreto, HIV franchise, IDHIFA, Letairis, Lexiscan, Mircera, Myozyme, Nesina, Soliqua, Tazverik and distributions from the Legacy SLP Interest. Other products for 2021 include a one-time milestone payment of $45.0 million that we received on Soliqua.

Adjusted Cash Receipts (non-GAAP)

Adjusted Cash Receipts increased by $660.4 million to $2.8 billion in 2022 compared to 2021, primarily driven by the accelerated redemption of all outstanding Series A and Series B Biohaven Preferred Shares received following Pfizer’s acquisition of Biohaven in October 2022. We also saw an increase in royalty receipts from the cystic fibrosis franchise and new assets acquired in 2022, primarily Trelegy. The increase was partially offset by a decline in royalty receipts from maturing royalties, such as the HIV franchise and Januvia, Janumet and other DPP-IVs, as well as unfavorable foreign exchange movements. The increase in Adjusted Cash Receipts was further driven by a decrease in distributions of royalty receipts to legacy non-controlling interests due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT.

Below we discuss the key drivers of royalty receipts.

Royalty Receipts

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which are marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $108.9 million in 2022 compared to 2021. The increase was primarily driven by the strong uptake of Kaftrio in countries outside the United States and the performance of Trikafta in the United States, including its uptake in children 6 through 11 years old.

•Nurtec ODT/Biohaven payment – Royalty receipts from Nurtec ODT, which is marketed by Pfizer for the acute treatment of migraine, were $17.6 million and the redemption payments on Biohaven Series A and Series B Preferred Shares were $542.0 million in 2022. The increase of $9.9 million in royalty receipts from Nurtec ODT compared to 2021 was driven by strong volume growth. The increase of $479.5 million in redemption payments compared to 2021 was driven by the accelerated redemption payments for all outstanding Series A and Series B Preferred Shares following Pfizer’s acquisition of Biohaven in October 2022.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, were relatively consistent in 2022 compared to 2021.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $40.2 million in 2022 compared to 2021. The decrease was largely due to increased competition in the chronic lymphocytic leukemia market and a decrease in new patient starts in the United States relative to pre-COVID levels.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $28.6 million in 2022 compared to 2021, primarily driven by demand across various prostate cancer indications and a true-up of royalties from prior periods.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia (ITP) and aplastic anemia, increased by $8.0 million in 2022 compared to 2021. This growth was largely driven by increased use in chronic ITP and further uptake as first-line treatment for severe aplastic anemia in the United States.

•Tremfya – Royalty receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, increased by $61.6 million in 2022 compared to 2021. The increase was largely driven by market growth and continued market share gains. We acquired the Tremfya royalty in July 2021 and we began to record royalty receipts in the third quarter of 2021.

•Trelegy – Royalty receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, were $89.9 million in 2022, primarily due to strong patient demand across all regions and growth of the single inhaler triple therapy market. We acquired the Trelegy royalty in July 2022 and we began to record royalty receipts in the third quarter of 2022.

•Januvia, Janumet, Other DPP-IVs – Royalty receipts from the DPP-IVs for type 2 diabetes, which include Januvia and Janumet, both marketed by Merck & Co., decreased by $78.2 million in 2022 compared to 2021. Royalty receipts from Januvia, Janumet and other DPP-IVs substantially ended in the second quarter of 2022.

•Cabometyx/Cometriq – Royalty receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, increased by $21.7 million in 2022 compared to 2021. The increase was primarily due to the uptake of Cabometyx in combination with Opdivo as a first-line treatment for patients with advanced renal cell carcinoma, including longer duration of therapy. We acquired the Cabometyx/Cometriq royalty in March 2021 and we began to record royalty receipts in the second quarter of 2021.

Distributions to legacy non-controlling interests - royalty receipts

Distributions of royalty receipts to legacy non-controlling interests decreased by $37.6 million to $442.0 million in 2022 compared to 2021, which positively impacted Adjusted Cash Receipts. The decrease in distributions of royalty receipts to legacy non-controlling interests is primarily due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT. Partially offsetting these decreases was a distribution to legacy non-controlling interests related to the accelerated redemption of all outstanding Biohaven Series A Preferred Shares that we received following Pfizer’s acquisition of Biohaven in October 2022.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased by $621.9 million to $2.6 billion in 2022 compared to 2021 as a result of the factors noted above in “Adjusted Cash Receipts (non-GAAP).” The increase was partially offset by payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, which increased in 2022 as our Operating and Personnel Payments are a fixed percentage of 6.5% of cash receipts from our royalties.

Adjusted Cash Flow (non-GAAP)

Adjusted Cash Flow increased by $661.8 million to $2.2 billion in 2022 compared to 2021 primarily for the same reasons noted above in “Adjusted Cash Receipts (non-GAAP)” and “Adjusted EBITDA (non-GAAP).”

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

In addition, we believe that Adjusted Cash Receipts and Adjusted Cash Flow help identify underlying trends in the business and permit investors to more fully understand how management assesses our performance, including planning and forecasting for future periods. Adjusted Cash Receipts and Adjusted Cash Flow are used by management as key liquidity measures in evaluating our ability to generate cash from operations. Both measures are an indication of our strength and the performance of the business. Management uses Adjusted Cash Receipts and Adjusted Cash Flow when considering available cash, including for decision-making purposes related to funding of acquisitions, voluntary debt repayments, dividends and other discretionary investments. Further, these non-GAAP financial measures help management, the audit committee and investors evaluate our ability to generate liquidity from operating activities.

Management believes that Adjusted EBITDA is an important non-GAAP measure in analyzing our liquidity and is a key component of certain material covenants contained within our Credit Agreement (defined below). Noncompliance with the interest coverage ratio and leverage ratio covenants under the Credit Agreement (defined below) could result in our lenders requiring us to immediately repay all amounts borrowed. If we cannot satisfy these financial covenants, we would be prohibited under our Credit Agreement (defined below) from engaging in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to the assessment of our liquidity.

Management uses Adjusted Cash Flow to evaluate its ability to generate cash from operations, the performance of the business and our performance as compared to its peer group. Management also uses Adjusted Cash Flow to compare its performance against non-GAAP measures used by many companies in the biopharmaceutical industry, even though each company may customize its own calculation and therefore one company’s metric may not be directly comparable to another’s. We believe that non-GAAP financial measures, including Adjusted Cash Flow, are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

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

To arrive at Adjusted Cash Receipts, we start with the GAAP line item, Net cash provided by operating activities, and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from equity method investees which are classified as cash inflows from investing activities (3) Interest paid, net of Interest received, (4) Development-stage funding payments, (5) Payments for operating and professional costs, (6) Payments for rebates and (7) Termination payments on derivative instruments, and to deduct (1) Distributions to legacy non-controlling interests - royalty receipts, which represents distributions to the Legacy Investors Partnerships and RPSFT and (2) Derivative collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or, Adjusted Cash Receipts.

To arrive at Adjusted EBITDA, we start with Net cash provided by operating activities and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from equity method investees which are classified as cash inflows from investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments and (5) Termination payments on derivative instruments, and to deduct (1) Distributions to legacy non-controlling interests - royalty receipts and (2) Derivative collateral posted or (received), net.

To arrive at Adjusted Cash Flow, we start with Net cash provided by operating activities and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from equity method investees classified as cash inflows from investing activities, and (3) Contributions from legacy non-controlling interests - R&D, and to deduct (1) Distributions to legacy non-controlling interests - royalty receipts and (2) Investments in equity method investees. This is intended to present an Adjusted Cash Flow measure that is representative of cash generated from the broader business strategy of acquiring royalty-generating assets that are available for reinvestment and for discretionary purposes.

(in thousands)	Years Ended December 31,
	2022	2021
Cash flow data (GAAP basis)
Net cash provided by (used in):
Operating activities	$2,143,980	$2,017,536
Investing activities	(1,029,421)	(1,870,280)
Financing activities	(944,856)	385,112

Net cash provided by operating activities (GAAP)	$2,143,980	$2,017,536
Adjustments:
Proceeds from available for sale debt securities (1), (2)	542,044	62,500
Distributions from equity method investees (2)	—	523
Interest paid, net (2)	145,157	127,295
Development-stage funding payments - ongoing (3)	2,106	6,876
Development-stage funding payments - upfront and milestone (3)	175,000	193,208
Payments for operating and professional costs	222,969	184,511
Termination payments on derivative instruments	—	16,093
Distributions to legacy non-controlling interests - royalty receipts (2)	(441,963)	(479,604)
Adjusted Cash Receipts (non-GAAP)	$2,789,293	$2,128,938

Net cash provided by operating activities (GAAP)	$2,143,980	$2,017,536
Adjustments:
Proceeds from available for sale debt securities (1), (2)	542,044	62,500
Distributions from equity method investees (2)	—	523
Interest paid, net (2)	145,157	127,295
Development-stage funding payments - ongoing (3)	2,106	6,876
Development-stage funding payments - upfront and milestone (3)	175,000	193,208
Termination payments on derivative instruments	—	16,093
Distributions to legacy non-controlling interests - royalty receipts (2)	(441,963)	(479,604)
Adjusted EBITDA (non-GAAP)	$2,566,324	$1,944,427

Net cash provided by operating activities (GAAP)	$2,143,980	$2,017,536
Adjustments:
Proceeds from available for sale debt securities (1), (2)	542,044	62,500
Distributions from equity method investees (2)	—	523
Distributions to legacy non-controlling interests - royalty receipts (2)	(441,963)	(479,604)
Investments in equity method investees (2), (4)	(9,896)	(34,855)
Contributions from legacy non-controlling interests - R&D (2)	1,059	7,339
Adjusted Cash Flow (non-GAAP)	$2,235,224	$1,573,439
(1)Receipts from the quarterly redemption of the Series A Biohaven Preferred Shares in 2021 and 2022 and the accelerated redemption payments of all outstanding Series A and Series B Preferred Shares following Pfizer’s acquisition of Biohaven in October 2022 are presented as Proceeds from available for sale debt securities on the statements of cash flows.
(2)The table below shows the line item for each adjustment and the direct location for such line item on the statements of cash flows.

Reconciling Adjustment	Statements of Cash Flows Classification
Proceeds from available for sale debt securities	Investing activities
Investments in equity method investees	Investing activities
Distributions to legacy non-controlling interests - royalty receipts	Financing activities
Interest paid, net	Operating activities (Interest paid less Interest received)
Contributions from legacy non-controlling interests - R&D	Financing activities
Distributions from equity method investees	Investing activities

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

Investments Overview

Ongoing investment in new royalties is fundamental to the long-term prospects of our business. New investments provide a source of growth for our royalty receipts, supplementing growth within our existing portfolio and offsetting declines for royalties on products that have lost market exclusivity. We evaluate an array of royalty acquisition opportunities on a continuous basis and expect to continue to make acquisitions in the ordinary course of our business. We have established a strong track record of identifying, evaluating and investing in royalties tied to leading products across therapeutic areas and treatment modalities. We invest in approved products and development-stage product candidates that have generated robust proof of concept data. We invest in these therapies through the purchase of royalties, milestones and related assets, by making hybrid investments and by acquiring businesses with significant existing royalty assets or the potential for the creation of such assets.

In 2022, we invested $2.5 billion to acquire royalties, milestones and related assets. While volatility exists in the total amount of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Included below are tables of investment activities over each of the last three years based on the type of investment at the acquisition date (in thousands). Announced transactions amounts reflect maximum transaction value for transactions entered into over each of the last three years. Capital deployed amounts reflect cash paid at the acquisition date and any subsequent associated contractual payments reflected in the period in which cash was paid.

	Average	2022	2021	2020
Announced Transactions
Upfront payments	$2,132,667	$2,022,000	$2,307,000	$2,069,000
Potential payments/milestones	840,833	1,442,500	705,000	375,000
Total announced transaction value	$2,973,500	$3,464,500	$3,012,000	$2,444,000

Capital Deployed
Approved/marketed royalties	$1,726,360	$1,954,957	$1,819,903	$1,404,221
Development-stage royalties (1)	762,475	562,244	830,713	894,469
Total capital deployed	$2,488,835	$2,517,201	$2,650,616	$2,298,690
(1)Development-stage royalties include: direct R&D funding arrangements and funding arrangements executed through our joint venture partnership with the Avillion Entities, investments in development-stage product candidates and investments in securities primarily made in connection with acquisitions of royalties on development-stage products from the seller.

Summary of Royalty Acquisition Activity

•In January 2023, we acquired royalty interests in Spinraza and pelacarsen from Ionis for an upfront payment of $500 million and committed up to $625 million in additional payments contingent upon the achievement of certain pelacarsen milestones. Spinraza is approved for the treatment of spinal muscular atrophy and pelacarsen is in Phase 3 development by Novartis for the treatment of cardiovascular disease.

•In November 2022, we acquired a royalty interest in olpasiran from Arrowhead Pharmaceuticals for an upfront payment of $250 million and certain contingent clinical, regulatory, and sales-based milestones of up to $160 million. Olpasiran is currently in Phase 3 development for the treatment of atherosclerotic cardiovascular disease and is licensed to Amgen.

•In October 2022, we entered into a R&D funding agreement with Merck to co-fund the development of MK-8189, an investigational oral PDE10A inhibitor currently being evaluated in a Phase 2b study for the treatment of schizophrenia. We funded $50 million upon closing, and if Merck decides to proceed with Phase 3, we have the option to fund up to an additional $375 million. In exchange, we are eligible to receive milestone payments associated with certain regulatory approvals as well as royalties on annual worldwide sales of any approved product.

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

•In June 2022, we acquired an ex-U.S. royalty interest in Gavreto from Blueprint Medicines for an upfront payment of $175 million and contingent sales-based milestones up to $165 million. During the fourth quarter of 2022, we impaired our financial royalty asset related to Gavreto and recorded a non-cash impairment charge of $182.1 million.

•In April 2022, we acquired common stock and a revenue participation right from ApiJect Holdings, Inc. for $50 million.

•In January 2022, we acquired a royalty interest in aficamten, a development-stage product for oHCM, for an upfront payment of $50 million and two additional contingent $50 million payments which are triggered upon the initiation of potential pivotal clinical trials for oHCM and nonobstructive hypertrophic cardiomyopathy, respectively. In February 2022, one of the $50 million contingent milestone payments was triggered following Cytokinetics’ announcement that it initiated the clinical trial for oHCM. Additionally, we entered into a funding agreement to provide Cytokinetics long-term capital of up to $300 million (“Cytokinetics Commercial Launch Funding”) to support further development of aficamten and potential commercialization of omecamtiv mecarbil, both development-stage products. The Cytokinetics Commercial Launch Funding is available in five tranches, including an initial tranche of $50 million that was funded upon closing. In June 2022, we amended the funding agreement to increase the required draw amount and further amended the funding agreement in December 2022 to extend the draw periods and increase the repayments terms of the second and third tranche.

•In November 2021, we acquired incremental royalty interests in BCX9930 and Orladeyo (berotralstat) from BioCryst for an upfront cash payment of $150 million. Additionally, we paid $50 million to purchase 3,846 thousand shares of BioCryst common stock, which was calculated based on the volume-weighted average price of BioCryst common stock over a period preceding the closing of the transaction.

•In June 2021, we announced a long-term strategic funding partnership with MorphoSys to support its acquisition of Constellation Pharmaceuticals, Inc. (“Constellation”), which closed on July 15, 2021. We agreed to provide up to $2.025 billion of funding to MorphoSys, comprised of an upfront payment of $1.425 billion, additional milestone payments of up to $150 million, up to $350 million of capital (“Development Funding Bonds”) in exchange for royalties and fixed payments on the Development Funding Bonds, once drawn. In connection with the closing of its acquisition of Constellation, we purchased 1,337,552 ordinary shares of MorphoSys for $100 million at a price of €63.35 per ordinary share, based on the average trading price of the ordinary shares over a period preceding the closing of the acquisition. In September 2022, we funded $300 million under the Development Funding Bonds. In the fourth quarter of 2022, we recognized impairment charges of $433.7 million related to otilimab and gantenerumab, two of the development stage products that we acquired royalties on from MorphoSys.

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

Additionally, in April 2021, we entered into an agreement with MSCI to develop thematic life sciences indexes. In return, we will receive a portion of MSCI’s revenues from those indexes. The financial impact associated with this transaction was not material in 2022.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For 2022 and 2021, we generated $2.1 billion and $2.0 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our undrawn Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In July 2021, we issued $1.3 billion of senior unsecured notes. Additionally, we have a Revolving Credit Facility which provides for borrowing capacity of up to $1.5 billion that remains undrawn and available to us as of December 31, 2022. As of December 31, 2022 and 2021, the par value of our total outstanding borrowings was $7.3 billion. A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 11–Borrowings within the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activity for 2022 compared to 2021 (in thousands). For a discussion of cash flow activities for 2021 compared to 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

	Years Ended December 31,
	2022	2021	Change
Cash provided by (used in):
Operating activities	$2,143,980	$2,017,536	$126,444
Investing activities	(1,029,421)	(1,870,280)	840,859
Financing activities	(944,856)	385,112	(1,329,968)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities increased by $126.4 million in 2022 compared to 2021, primarily driven by an increase in cash collections from financial royalty assets of $191.4 million. The increase in royalty receipts was partially offset by lower cash collections from intangible assets of $78.2 million, as our royalty receipts on Januvia, Janumet and other DPP-IVs substantially ended in the second quarter of 2022, and higher interest paid of $39.7 million, primarily due to the interest payments made on the 2021 Notes commencing in 2022.

Investing Activities

Cash used in investing activities decreased by $840.9 million in 2022 compared to 2021, primarily driven by a $449.9 million decrease in cash used for acquisitions of financial royalty assets and the $479.5 million receipt of accelerated redemption payments for all outstanding Series A and Series B Preferred Shares following Pfizer’s acquisition of Biohaven in October 2022. The lower use of cash was further driven by a $156.2 million increase in the overall net cash provided by marketable securities and higher proceeds from equity securities in 2022. The lower use of cash was partially offset by the funding of $300 million under the Development Funding Bonds with MorphoSys in 2022.

Financing Activities

Cash used in financing activities in 2022 was $944.9 million compared to cash provided by financing activities of $385.1 million in 2021, driven by $1.3 billion in net proceeds received from the 2021 Notes issuance in July 2021.

Sources of Capital

As of December 31, 2022, our cash and cash equivalents and marketable securities totaled $1.7 billion and $24.4 million, respectively. As of December 31, 2021, our cash and cash equivalents and marketable securities totaled $1.5 billion and $581.9 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings as of December 31, 2022 and 2021 consisted of the following (in thousands):

	Date of Issuance	Maturity	As of December 31, 2022	As of December 31, 2021
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Total senior unsecured debt			7,300,000	7,300,000
Unamortized debt discount and issuance costs			(183,678)	(203,930)
Total long-term debt, including current portion			7,116,322	7,096,070
Less: Current portion of long-term debt			(997,512)	—
Total long-term debt			$6,118,810	$7,096,070

Senior Unsecured Notes

On July 26, 2021, we issued the 2021 Notes with a weighted average coupon rate of 2.80% and requiring annual interest payments of approximately $36.4 million, paid semi-annually. On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes”) with a weighted average coupon rate of 2.13% and requiring annual interest payments of approximately $127.5 million, paid semi-annually. We used the net proceeds from the 2020 Notes offering, together with available cash on hand, to repay in full the outstanding principal amounts of term loans under our prior senior secured credit facilities. We refer to the 2020 Notes and 2021 Notes, collectively, as the “Notes.” Indentures governing the Notes contain certain covenants with which we were in compliance as of December 31, 2022.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement, which was further amended on October 31, 2022 (the “Credit Agreement”). The Credit Agreement amended and restated the prior credit agreement that our subsidiary, RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Revolving Credit Facility has a maturity date of October 31, 2027. The Credit Agreement contains certain customary covenants, which we were in compliance with as of December 31, 2022. The Revolving Credit Facility remains undrawn and available to us as of December 31, 2022.

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

•Synthetic Royalties – Newly-created royalties on approved or late-stage development therapies with strong proof of concept and high commercial potential. A synthetic royalty is the contractual right to a percentage of top-line sales by the developer or marketer of a therapy in exchange for funding. A synthetic royalty may also include contingent milestone payments. We also fund ongoing R&D for biopharmaceutical companies in exchange for future royalties and milestones if the product or indication we are funding is approved.

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

Additionally, we may identify additional opportunities, platforms or technologies that leverage our capabilities such as our strategic alliance with MSCI to develop thematic life sciences indexes.

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $333.3 million and $285.2 million in 2022 and 2021, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Other Funding Arrangements

In January 2022, we entered into a long-term funding agreement with Cytokinetics to provide up to $300 million of capital (“Cytokinetics Commercial Launch Funding”) available in five tranches to support Cytokinetics for further development of aficamten and potential commercialization of omecamtiv mecarbil. We funded the initial tranche of $50 million of the Cytokinetics Commercial Launch Funding upon closing. During 2022, we amended the funding agreement to increase the required draw amount, extend the draw period and modify the return for the second and third tranches. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones. As of December 31, 2022, we expect $125 million of the optional $200 million to remain available under the Cytokinetics Commercial Launch Funding due to the likelihood that certain regulatory milestones will not be met by March 31, 2023.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which approximates $43.8 million as of December 31, 2022.

We also have certain milestone payments that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In 2022, we made a $50 million milestone payment to Cytokinetics which was triggered following Cytokinetics’ announcement that it initiated the first pivotal clinical trial in oHCM. In 2021, we made a $100 million payment to Biohaven related to a development milestone that was achieved upon the start of the oral zavegepant Phase 3 program.

Debt Service

As of December 31, 2022, the future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
2023	$1,000,000	$163,850
2024	—	156,350
2025	1,000,000	156,350
2026	—	144,350
2027	1,000,000	144,350
Thereafter	4,300,000	1,925,900
Total (1)	$7,300,000	$2,691,150
(1)Excludes unamortized debt discount and issuance costs of $183.7 million as of December 31, 2022, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of December 31, 2022, the par value and carrying value of the total outstanding and guaranteed Notes was $7.3 billion and $7.1 billion, respectively.

The following financial information presents summarized combined balance sheet information as of December 31, 2022, and summarized combined statement of operations information for 2022 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of December 31, 2022 or for the year ended 2022 (in thousands):

Summarized Combined Balance Sheet
As of December 31, 2022
Current assets	$92,805
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	14,744
Current intercompany notes receivable due from Non-Guarantor Subsidiaries	269,617
Non-current assets	4,033
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	1,986,906
Current liabilities	1,053,942
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	14,744
Current intercompany notes payable due to Non-Guarantor Subsidiaries	269,617
Non-current liabilities	6,118,022
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,655,842

Summarized Combined Statement of Operations
Year Ended December 31, 2022
Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$65,738
Other income	1,492
Operating expenses	208,459
Interest expense on intercompany notes payable with Non-Guarantor Subsidiaries	50,781
Net loss	192,010

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

•Analyst coverage. Forecasts of expected future cash flows are developed from sales projections of the underlying biopharmaceutical products as published in sell-side equity research analyst reports. In projecting future cash flows, our policy is to rely on sell-side research analysts’ consensus sales forecasts to derive annual sales projections for each financial royalty asset over the periods for which we are entitled to royalties or milestones. These forecasts are based on market research that analyzes factors such as growth in global economies, industry trends and product life cycles. For the majority of the portfolio of financial royalty assets, management utilizes statistical curves to project future sales for a portion of the royalty duration when sell-side equity research coverage ends or when estimates are not available for the duration of the royalty. The statistical curves are modelled from a combination of historical trends and available sell-side equity research analyst consensus sales estimates. In limited cases when the statistical curve is not used, management may develop and apply growth rate estimates from existing sell-side equity research analysts’ consensus sales forecasts to project future sales for products. Based on the level of detail in sell-side equity research analyst models, management can also be required to apply assumptions to the sales forecasts to estimate the quarterly and geographical allocation from annual sales projections and, for franchised products, to estimate the product mix and pricing mix, or to exclude from projections sales forecasts for unapproved products or indications. Our contractual royalty terms, rates, and any milestones are then applied to the adjusted sales projections to calculate the expected royalty or milestone payments over the term of the financial royalty asset’s life, forming the basis for our forecast of expected future cash flows used to calculate and measure interest income.

•Commercial performance. The approval of a product for use in new indications can extend the date through which we are entitled to royalties or milestones on that product. For certain financial royalty assets, such as the cystic fibrosis franchise, we are entitled to royalties on approved combination products and may be entitled to royalties on future combination products, which, once approved, create new cash flow streams which were not initially contemplated and for which sales were previously not reflected in expected future cash flows. We generally do not recognize income from, or forecast sales for, unapproved products or indications. If a product is removed from all or a portion of a market, subsequent sell-side equity research analysts’ consensus sales forecasts will reflect the expected drop in sales. Both the new cash flow streams and the cessation of cash flow streams related to a product’s performance in the market over the royalty term can materially affect our forecast of expected future cash flows.

•Royalty duration. The duration of a royalty can be based on a variety of factors, such as regulatory and marketing approval dates, patent expiration dates, the number of years from first commercial sale, the first date of manufacture of the patent-protected product, the entry of generics or a contractual date arising from litigation, which are all impacted by the point in time in the product’s life cycle at which we acquire the royalty. Royalty duration varies by geography as the United States, European Union and other jurisdictions may be subject to different country-specific patent protection terms or exclusivity based on contractual terms. Products may be covered by a number of patents and, for products whose royalty term is linked to the existence of valid patents, management is required to make judgments about the patent providing the strongest patent protection to align the period over which management forecasts expected future cash flows to the royalty term. It is common for the latest expiring patent in effect at the date we acquire a financial royalty asset to be extended, adjusted or replaced with newer dated patents subsequent to our acquisition of a royalty due to new information, resulting in changes to the royalty duration in later periods. Patents may expire earlier than expected at the time of the acquisition due to the loss of patent protection, loss of data exclusivity on intellectual property, contractual licensing terms limiting royalty payments based on time from product launch, due to recent legal developments or litigation. Macroeconomic factors, such as changes in economies or the competitive landscape, including the unexpected loss of exclusivity to the products underlying our portfolio of royalties, changes in government legislation, product life cycles, industry consolidations and other changes beyond our control could result in a positive or negative impact on our forecast of expected future cash flows.

Significant Assumptions Applied in Developing Forecasted Expected Future Cash Flows

As part of the preparation of the forecasted expected future cash flows, which relies on the sources and variables discussed above, management is required to make assumptions around the following forecast inputs: (1) estimates of the duration of the royalty, which includes consideration of the strength of patent protection and anticipated entry of generics, (2) product growth rates and sales trends in outer years, generally projected through statistical curves, (3) the product and pricing mix for franchised products, and (4) the geographical allocation of annual sales data from sell-side equity research analysts’ models. The most significant assumptions used in forecasting the expected future cash flows for our royalties and requiring management’s judgement include (1) estimates of the duration of the royalty and (2) sales trends and product growth rates in outer years of the royalty term, which are primarily derived from statistical models.

The royalty duration is important for purposes of accurately measuring interest income over the life of a financial royalty asset. In making assumptions around the royalty duration for terms that are not contractually fixed, management considers the strength of existing patent protection, timing for expected entry of generics, geographical exclusivity periods and potential patent term extensions tied to the underlying product. It is common for royalty durations to expire earlier or later than anticipated due to unforeseen developments over time, including with respect to the granting of patents and patent term extensions, the invalidation of patents, litigation between the party controlling the patents and third party challengers of the patents, the ability of third parties to design around or circumvent valid patents, the granting of regulatory exclusivity periods or extensions, timing for the arrival of generic or biosimilar competitor products, changes to legal or regulatory regimes affecting intellectual property rights or the regulation of pharmaceutical products, product life cycles, and industry consolidations.

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

Below is a summary of the sensitivity of our current year results in relation to the royalty duration for our top three financial royalty assets based on net carrying value as of December 31, 2022. Because these are long-dated financial royalty assets, we have assumed a change of two years in the estimated duration to sensitize the financial statement impact. The effect of a change in estimated duration is the factor that would have the most significant impact on our consolidated statement of operations. There have not been any significant changes to the estimated duration of expected future cash flows for our top three financial royalty assets during 2022, 2021 and 2020.

If the duration of these financial royalty assets were extended two years by assuming the statistically projected growth trends continue and all other royalty terms and assumptions remain unchanged, any impact to interest income would be recognized prospectively over the remaining expected life of the financial asset. Therefore, the impact to interest income is not disclosed below. However, an extended duration for a financial royalty asset could result in the reduction of any existing cumulative allowance for changes in expected future cash flows, which would be recognized in the current period as provision income and is reflected in the table below for these top three financial royalty assets. If the duration for these financial royalty assets were reduced by two years by eliminating the corresponding forecasted expected future cash flows in that two year period while keeping all other royalty terms and assumptions unchanged, we would recognize immediate incremental provision expense in the current period as a result of applying the prospective method of the effective interest rate methodology. The extension and reduction in royalty terms are modelled in isolation for purposes of the sensitivity disclosures below and does not include any consideration of the related allowance for current expected credit losses. The measurement of interest income from our financial royalty assets is recalculated each reporting period, which requires updates to various inputs and assumptions, including estimated royalty duration. Therefore, any actual impact to recognition of provision income or expense would be different than the sensitivity disclosure below. The impact of these sensitivity assumptions is summarized as follows (in thousands):

			Year Ended December 31, 2022		Year Ended December 31, 2022
	Estimated Royalty Duration (1)	Change in Duration Assumption Applied	Provision Income for Changes in Expected Cash Flows	Change in Duration Assumption Applied	Provision Expense for Changes in Expected Cash Flows
Cystic fibrosis franchise	2037 (2)	+ 2 years	$(10,908)	- 2 years	$276,338
Tysabri	(3)	+ 2 years	$(77,443)	- 2 years	$119,168
Trelegy	2029-2030	+ 2 years	$(24,126)	- 2 years	$249,612
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

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange risk through transactional exposure resulting from movements in exchange rates between the time we recognize royalty income or royalty revenue and the time at which the transaction settles, or we receive the royalty payment. The current portion of Financial royalty assets accounts for the most common type of transactional exposure. Because we are entitled to royalties on worldwide sales for various products, there is an underlying exposure to foreign currency as the marketer converts payment amounts from local currencies to U.S. dollars using a quarterly average exchange rate. Therefore, cash received may differ from the estimated receivable based on fluctuations in currency. In addition, certain products pay royalties in currencies other than U.S. dollars, which also creates foreign currency risk primarily with respect to the Euro, British pound, Canadian dollar, Swiss franc and Japanese yen, as our functional and reporting currency is the U.S. dollar. To manage foreign currency exchange risk, we may periodically utilize non-deliverable forward exchange or other hedging contracts. We do not currently have any foreign exchange contracts in place.

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. As of December 31, 2022, we held cash and cash equivalents of $1.7 billion, of which $1.7 billion was cash and $5.1 million was invested in interest-bearing money market funds. We also held $24.4 million in marketable securities at December 31, 2022, which were invested in certificates of deposit and government securities.

As of December 31, 2021, we had cash and cash equivalents of $1.5 billion, of which $887.8 million was cash, $598.3 million was invested in interest-bearing money market funds and $55.0 million was invested in commercial paper and certificates of deposit. We also held $581.9 million in marketable securities which were invested in commercial paper and certificates of deposit.

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

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. As of December 31, 2022, 100% of our outstanding debt has fixed interest rates. We have a $1.5 billion Revolving Credit Facility with a variable interest rate that remained undrawn as of December 31, 2022. We are subject to interest rate fluctuation exposure related to the Revolving Credit Facility, if drawn.

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

Credit and Counterparty Risk

We are exposed to credit risk related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our financial instruments, primarily derivative and available for sale debt securities. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, AbbVie, Amgen, Bristol Myers Squibb, Gilead, Johnson & Johnson, Lilly, Merck, Pfizer, Novartis, Biogen, Roche/Genentech and Vertex. For 2022 and 2021, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 31% and 32% of our current portion of Financial royalty assets, net, respectively, representing the largest individual marketer and payor of our royalties. Refer to “Understanding Our Results of Operations” within this MD&A for a discussion of the royalty payors accounting for 10% or more of our total income and other revenues for 2022 and 2021.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements, derivative financial instruments, and available for sale debt securities so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of income or revenue on our royalty assets or available for sale debt securities or on the settlement of our derivative financial instruments. If a counterparty becomes bankrupt, or otherwise fails to perform its obligations under a derivative financial instruments due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative financial instruments in a bankruptcy or other reorganization proceeding.

Item 8.         Financial Statements and Supplementary Data

ROYALTY PHARMA PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Royalty Pharma plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royalty Pharma plc (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2023 expressed an unqualified opinion thereon.

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
As disclosed in Note 6 to the consolidated financial statements, the Company’s total financial royalty assets, net, were carried at $14,184,425 thousand as of December 31, 2022. For the year ended December 31, 2022, the Company recognized income from financial royalty assets of $2,125,096 thousand. As explained in Note 2 to the consolidated financial statements, the Company’s financial royalty assets are measured at amortized cost using the prospective effective interest rate method.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the valuation of financial royalty assets and related interest income. This included testing controls over management’s review of the significant assumptions and other inputs used in estimating the royalty duration and product growth rates.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

New York, New York
February 15, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Royalty Pharma plc

Opinion on Internal Control Over Financial Reporting

We have audited Royalty Pharma plc’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royalty Pharma plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 15, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 15, 2023

ROYALTY PHARMA PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,710,751	$1,541,048
Marketable securities	24,421	581,872
Financial royalty assets	691,319	614,351
Accrued royalty receivable	16,830	53,286
Available for sale debt securities	1,300	66,000
Other royalty income receivable	19,767	15,023
Other current assets	90,520	6,631
Total current assets	2,554,908	2,878,211

Financial royalty assets, net	13,493,106	13,718,245
Intangible royalty assets, net	—	5,670
Equity securities	112,348	269,800
Available for sale debt securities	226,300	204,400
Equity method investments	397,175	435,394
Other assets	29,629	4,145
Total assets	$16,813,466	$17,515,865

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to legacy non-controlling interests	$94,803	$107,934
Accounts payable and accrued expenses	7,906	5,620
Interest payable	54,162	57,696
Current portion of long-term debt	997,512	—
Other current liabilities	12,400	—
Total current liabilities	1,166,783	171,250

Long-term debt	6,118,810	7,096,070
Other liabilities	2,500	—
Total liabilities	7,288,093	7,267,320
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; 443,166 and 432,963 issued and outstanding, respectively	44	43
Class B ordinary shares, $0.000001 par value; 164,058 and 174,213 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 50 issued and outstanding, respectively	63	63
Deferred shares, $0.000001 par value, 371,325 and 361,170 issued and outstanding, respectively	—	—
Additional paid-in capital	3,666,160	3,507,533
Retained earnings	1,964,689	2,255,179
Non-controlling interests	3,897,223	4,471,951
Accumulated other comprehensive income	—	16,491
Treasury interests	(2,806)	(2,715)
Total shareholders’ equity	9,525,373	10,248,545

Total liabilities and shareholders’ equity	$16,813,466	$17,515,865

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Income and other revenues
Income from financial royalty assets	$2,125,096	$2,065,083	$1,959,975
Revenue from intangible royalty assets	37,484	171,248	143,382
Other royalty income	74,635	53,132	18,996
Total income and other revenues	2,237,215	2,289,463	2,122,353

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	904,244	452,842	230,839
Research and development funding expense	177,106	200,084	26,289
Amortization of intangible assets	5,670	22,996	23,058
General and administrative expenses	227,303	182,826	181,715
Financial royalty asset impairment	615,827	—	65,053
Total operating expenses, net	1,930,150	858,748	526,954

Operating income	307,065	1,430,715	1,595,399

Other expense/(income)
Equity in losses/(earnings) of equity method investees	8,973	19,490	(44,459)
Interest expense	187,961	166,142	157,059
(Gains)/losses on derivative financial instruments	(96,610)	21,532	42,076
Losses/(gains) on equity securities	33,442	48,066	(247,073)
Losses/(gains) on available for sale debt securities	6,815	(17,859)	(18,600)
Interest income	(78,335)	(53,535)	(28,379)
Other non-operating expense, net	14,755	5,678	32,821
Total other expenses/(income), net	77,001	189,514	(106,555)
Consolidated net income before tax	230,064	1,241,201	1,701,954
Income tax expense	—	—	—
Consolidated net income	230,064	1,241,201	1,701,954

Net income attributable to non-controlling interests	187,232	621,473	726,914

Net income attributable to Royalty Pharma plc	$42,832	$619,728	$975,040

Earnings per Class A ordinary share (1):
Basic	$0.10	$1.49	$1.32
Diluted	$0.10	$1.49	$1.32
Weighted average Class A ordinary shares outstanding (1):
Basic	437,963	414,794	375,444
Diluted	437,972	414,802	375,455
(1)In 2020, amounts represents earnings per Class A ordinary share and weighted average Class A ordinary shares outstanding for the period from June 16, 2020 through December 31, 2020 following our initial public offering (“IPO”). See Note 13–Earnings per Share.

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Consolidated net income	$230,064	$1,241,201	$1,701,954
Changes in other comprehensive income/(loss):
Reclassification of loss on interest rate swaps	—	—	4,066
Unrealized gains on available for sale debt securities	24,000	11,600	83,120
Reclassification of unrealized gains on available for sale debt securities	(53,432)	(50,896)	(20,551)
Other comprehensive (loss)/income	$(29,432)	$(39,296)	$66,635
Comprehensive income	$200,632	$1,201,905	$1,768,589
Comprehensive income attributable to non-controlling interests	175,418	604,323	739,787
Comprehensive income attributable to Royalty Pharma plc	$25,214	$597,582	$1,028,802

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except for share amounts)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Unitholders’/ Shareholders’ Contributions	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	—	$—	—	$—	$—	$3,282,516	$2,825,212	$2,093	$35,883	$(4,266)	$6,141,438
Contributions	—	—	—	—	—	—	—	—	—	307,646	—	—	1,174,676	—	1,482,322
Transfer of interests	—	—	—	—	—	—	—	—	—	(1,037,161)	—	—	1,037,161	—	—
Cumulative adjustment for adoption of ASU 2016-13	—	—	—	—	—	—	—	—	—	—	(192,705)	—	—	—	(192,705)
Distributions	—	—	—	—	—	—	—	—	—	—	(313,408)	—	(792,357)	—	(1,105,765)
Initial share issuance upon registration of Royalty Pharma plc	—	—	—	—	50	63	—	—	—	—	—	—	—	—	63
Net income prior to IPO	—	—	—	—	—	—	—	—	—	—	479,842	—	145,043	—	624,885
Issuance of Class B ordinary shares to Continuing Investors Partnerships	—	—	535,383	1	—	—	—	—	—	—	—	—	—	—	1
Effect of exchange by Continuing Investors of Class B ordinary shares for Class A ordinary shares and reallocation of historical equity	294,176	30	(294,176)	(1)	—	—	294,176	—	1,402,762	(2,553,001)	(1,261,014)	(24,022)	2,433,098	2,147	(1)
Issuance of Class A ordinary shares sold in IPO, net of offering costs	71,652	7	—	—	—	—	—	—	1,150,383	—	—	—	758,354	—	1,908,744
Share-based compensation and related issuances of Class A ordinary shares	76	—	—	—	—	—	—	—	5,428	—	—	—	—	—	5,428
Other exchanges	22,231	2	(22,231)	—	—	—	22,231	—	307,391	—	—	2,562	(309,566)	(198)	191
Dividends ($0.30 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	—	(112,490)	—	—	—	(112,490)
Net income subsequent to IPO	—	—	—	—	—	—	—	—	—	—	495,198	—	581,871	—	1,077,069
Other comprehensive income/(loss):
Reclassification of loss on interest rate swaps	—	—	—	—	—	—	—	—	—	—	—	4,066	—	—	4,066
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	60,617	22,503	—	83,120
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	—	(10,921)	(9,630)	—	(20,551)
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$—	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except for share amounts)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815
Contributions	—	—	—	—	—	—	—	—	—	—	—	48,539	—	48,539
Distributions	—	—	—	—	—	—	—	—	—	—	—	(614,973)	—	(614,973)
Dividends ($0.68 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(285,184)	—	—	—	(285,184)
Other exchanges	44,763	4	(44,763)	—	—	—	44,763	—	639,126	—	4,242	(642,974)	(398)	—
Share-based compensation and related issuances of Class A ordinary shares	65	—	—	—	—	—	—	—	2,443	—	—	—	—	2,443
Net income	—	—	—	—	—	—	—	—	—	619,728	—	621,473	—	1,241,201
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	6,335	5,265	—	11,600
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(28,481)	(22,415)	—	(50,896)
Balance at December 31, 2021	432,963	$43	174,213	$—	50	$63	361,170	$—	$3,507,533	$2,255,179	$16,491	$4,471,951	$(2,715)	$10,248,545
Contributions	—	—	—	—	—	—	—	—	—	—	—	11,596	—	11,596
Distributions	—	—	—	—	—	—	—	—	—	—	—	(604,248)	—	(604,248)
Dividends ($0.76 per class A ordinary share)	—	—	—	—	—	—	—	—	—	(333,322)	—	—	—	(333,322)
Other exchanges	10,155	1	(10,155)	—	—	—	10,155	—	156,457	—	1,127	(157,494)	(91)	—
Share-based compensation and related issuances of Class A ordinary shares	48	—	—	—	—	—	—	—	2,170	—	—	—	—	2,170
Net income	—	—	—	—	—	—	—	—	—	42,832	—	187,232	—	230,064
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	14,262	9,738	—	24,000
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(31,880)	(21,552)	—	(53,432)
Balance at December 31, 2022	443,166	$44	164,058	$—	50	$63	371,325	$—	$3,666,160	$1,964,689	$—	$3,897,223	$(2,806)	$9,525,373
See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Cash collections from financial royalty assets	$2,507,236	$2,315,854	$2,121,923
Cash collections from intangible royalty assets	72,943	151,158	143,753
Other royalty cash collections	69,891	44,123	18,305
Distributions from equity method investees	39,142	34,384	42,334
Interest received	24,982	3,135	7,704
Derivative collateral received	—	34,660	45,252
Derivative collateral posted	—	(34,660)	—
Termination payments on derivative instruments	—	(16,093)	(35,448)
Development-stage funding payments - ongoing	(2,106)	(6,876)	(20,479)
Development-stage funding payments - upfront and milestone	(175,000)	(193,208)	(5,810)
Payments for operating and professional costs	(222,969)	(184,511)	(179,709)
Interest paid	(170,139)	(130,430)	(103,196)
Net cash provided by operating activities	2,143,980	2,017,536	2,034,629

Cash flows from investing activities:
Distributions from equity method investees	—	523	15,084
Investments in equity method investees	(9,896)	(34,855)	(40,155)
Purchases of equity securities	(87,785)	(135,134)	(50,000)
Proceeds from equity securities	211,158	115,957	384,840
Purchases of available for sale debt securities	(479,559)	(70,441)	—
Proceeds from available for sale debt securities	542,044	62,500	3,000
Purchases of marketable securities	(234,869)	(1,196,579)	(1,705,283)
Proceeds from sales and maturities of marketable securities	792,341	1,597,851	815,440
Acquisitions of financial royalty assets	(1,741,640)	(2,191,502)	(2,182,246)
Acquisitions of other financial assets	(21,215)	—	—
Milestone payments	—	(18,600)	—
Net cash used in investing activities	(1,029,421)	(1,870,280)	(2,759,320)

Cash flows from financing activities:
Distributions to shareholders/unitholders	—	—	(285,353)
Distributions to legacy non-controlling interests - royalty receipts	(441,963)	(479,604)	(543,952)
Distributions to legacy non-controlling interests - other	(31,301)	(20,367)	(67,654)
Distributions to continuing non-controlling interests	(144,115)	(133,433)	(113,481)
Dividends to shareholders	(333,322)	(285,184)	(112,490)
Contributions from legacy non-controlling interests - R&D	1,059	7,339	8,482
Contributions from non-controlling interests - other	6,133	36,874	58,957
Scheduled repayments of long-term debt	—	—	(94,200)
Repayments of long-term debt	—	—	(11,116,196)
Proceeds from issuance of long-term debt, net of discount	—	1,272,533	11,891,030
Debt issuance costs and other	(1,347)	(13,046)	(46,715)
Proceeds from issuance of Class A ordinary shares upon IPO, net of offering costs	—	—	1,908,744
Net cash (used in)/provided by financing activities	(944,856)	385,112	1,487,172

Net change in cash and cash equivalents	169,703	532,368	762,481
Cash and cash equivalents, beginning of year	1,541,048	1,008,680	246,199
Cash and cash equivalents, end of year	$1,710,751	$1,541,048	$1,008,680
See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Purpose

Royalty Pharma plc is a public limited company incorporated under the laws of England and Wales that was created to facilitate the IPO of our Class A ordinary shares.

We control Royalty Pharma Holdings Ltd (“RP Holdings”), a private limited company incorporated under the laws of England and Wales and U.K. tax resident, through our ownership of RP Holdings’ Class A ordinary shares (the “RP Holdings Class A Interests”) and RP Holdings’ Class B ordinary shares (the “RP Holdings Class B Interests”). We conduct our business through RP Holdings and its subsidiaries and include RP Holdings and its subsidiaries in our consolidated financial statements.

RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management entity, and is the successor to Royalty Pharma Investments, an Irish unit trust (“Old RPI”). RP Holdings is owned by RPI US Partners 2019, LP, a Delaware limited partnership, RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”), and Royalty Pharma plc. Prior to the Exchange Offer (defined below), Old RPI was owned by various partnerships (the “Legacy Investors Partnerships”).

RP Management, LLC (the “Manager”), a Delaware limited liability company, is responsible for our management, including our day-to-day operations, pursuant to advisory and management agreements (collectively, the “Management Agreement”).

“Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. After the consummation of the Exchange Offer (defined below) and before the consummation of the IPO, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to RPI 2019 ICAV. Prior to the Exchange Offer, “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Old RPI.

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

Exchange Offer Transactions

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate the IPO. Through the Exchange Offer, investors which represented 82% of the aggregate limited partnership in the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in the Continuing Investors Partnerships. The Exchange Offer together with (i) the concurrent incurrence of indebtedness under senior credit facilities and (ii) the issuance of additional interests in Continuing Investors Partnerships to satisfy performance payments payable in respect of assets acquired prior to the date of the IPO are referred to as the “Exchange Offer Transactions.”

As a result of the Exchange Offer Transactions, we own indirectly an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust (“RPI Intermediate FT”). We are entitled to 82% of the economics of Old RPI’s wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”), and, an Irish private limited company, and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish unit trust.

From the date of the Exchange Offer until the expiration of the Legacy Investors Partnerships’ investment period on June 30, 2020 (the “Legacy Date”), the Legacy Investors Partnerships could participate proportionately in any investment made by Old RPI. Following the Legacy Date, Old RPI ceased making new investments and each of Old RPI and the Legacy Investors Partnerships became legacy entities. Since the Legacy Date, we have made and plan to make new investments through our subsidiaries.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As part of the Exchange Offer, the Legacy Investors Partnerships and RPI Intermediate FT entered into senior credit facilities in the amount of $1.3 billion and $6.0 billion, respectively, the proceeds of which were used to repay the $6.3 billion outstanding debt of RPIFT and, in the case of RPI Intermediate FT, were also available to be used to fund investments. As part of the senior credit facilities, RPI Intermediate FT repaid $5.2 billion, its pro rata portion of RPIFT’s outstanding debt and accrued interest. RPIFT also terminated all outstanding interest rate swaps in connection with the debt refinancing.

IPO

On June 18, 2020, we completed our IPO on the Nasdaq Global Select Market under the ticker symbol “RPRX”, in which we issued 89,334 thousand Class A ordinary shares at a price to the public of $28.00 per Class A ordinary share, of which 71,652 thousand Class A ordinary shares and 17,682 thousand Class A ordinary shares were offered by the Company and selling shareholders, respectively. We used the net proceeds from the IPO to acquire 100% of RP Holdings Class A Interests.

Upon consummation of the IPO, certain of the Continuing Investors agreed to exchange, according to the Exchange Offer Transactions, interests in the Continuing Investors Partnerships represented by their ownership of 294,176 thousand RP Holdings Class B Interests into an aggregate of 294,176 thousand Class A ordinary shares of Royalty Pharma plc. Upon completion of the exchange, Royalty Pharma plc indirectly owned 294,176 thousand RP Holdings Class B Interests. The remaining investors in the Continuing Investors Partnerships who did not elect to exchange into Class A ordinary shares held 241,207 thousand newly issued Class B ordinary shares of Royalty Pharma plc. As a result, the Continuing Investors Partnerships held a number of our Class B ordinary shares equal to the number of RP Holdings Class B Interests indirectly held by them at such time which are exchangeable on a one-for-one basis for Class A ordinary shares of Royalty Pharma plc. Refer to Note 12–Shareholders’ Equity for additional information.

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

Basis of consolidation

The consolidated financial statements include the accounts of Royalty Pharma and all majority-owned and controlled subsidiaries, as well as variable interest entities, where we are the primary beneficiary. We consolidate based upon evaluation of our power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance. For consolidated entities where we own or are exposed to less than 100% of the economics, we record Net income attributable to non-controlling interests in our consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

Following management’s determination that a high degree of common ownership existed in Old RPI both before and after the date of the Exchange Offer, Royalty Pharma recognized Old RPI’s assets and liabilities at the carrying value reflected on Old RPI’s balance sheet as of the date of the Exchange Offer.

In 2022, we became an indirect owner of an 82% economic interest in RPI ICAV, which previously was owned directly by Old RPI.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We report four non-controlling interests: (1) the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI and RPI ICAV and (2) a de minimis interest in RPCT held by RPSFT (together, the “legacy non-controlling interests”). The legacy non-controlling interests are the only historical non-controlling interests existing prior to our IPO. Additionally, following the consummation of our IPO, we also report non-controlling interests related to (3) the Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests and (4) RPI EPA Holdings, LP’s (“EPA Holdings”) ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). The Continuing Investors Partnerships are referred to as the “continuing non-controlling interests.” Income will not be allocated to EPA Holdings until certain performance conditions are met.

All intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations of credit risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, available for sale debt securities, financial royalty assets, derivatives and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances as of December 31, 2022 and 2021 were held with State Street, Bank of America, US Bank and Scotiabank. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, Biogen, AbbVie, Johnson & Johnson, Merck & Co, Pfizer, Astellas, Novartis, and Gilead. As of December 31, 2022 and 2021, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 31% and 32% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of income or revenue on our royalty assets.

Segment information

Our chief operating decision maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis to allocate resources, evaluate financial performance and make overall operating decisions. As such, we concluded that we operate as one single reportable segment, which is primarily focused on acquiring biopharmaceutical royalties.

Royalty assets

An acquisition of a royalty asset provides the buyer with contractual rights to cash flows relating to royalties from the sales of patent-protected biopharmaceutical products. These acquisitions entitle us to receive a portion of income from the sale of patent-protected biopharmaceutical products by unrelated biopharmaceutical companies. For the majority of our royalties, our rights are protective and passive in nature. In other words, we do not own the intellectual property and we do not have the right to commercialize the underlying products. These contractual cash flow rights have yield components that most closely resemble loans and are classified as financial royalty assets.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the limited instances where we possess rights to exploit the underlying patents, rights to the intellectual property related to the biopharmaceutical products, or the ability to influence the amount or duration of future royalty payments, these royalties are classified as intangible royalty assets. The cost of an intangible royalty asset is amortized over the expected life of the asset on a straight-line basis.

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

The effective interest rate is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the initial invested amount. The effective interest rate is recalculated each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. Income is calculated by multiplying the carrying value of the financial royalty asset by the periodic effective interest rate. The carrying value of a financial royalty asset is made up of the opening balance, or net purchase price for a new financial royalty asset, which is increased by accrued interest income and decreased by cash receipts in the period to arrive at the ending balance. If the ending balance is greater than the net present value of the expected future cash flows, a provision is recorded to reduce the asset balance to the net present value. The provision is recorded through the income statement as Provision for changes in expected cash flows from financial royalty assets and the carrying value of Financial royalty assets, net is presented net of the cumulative allowance for changes in expected future cash flows.

The application of the prospective approach to measure our financial royalty assets at amortized cost requires management’s judgment in forecasting the expected future cash flows of the underlying royalties. The amounts and duration of forecasted expected future cash flows used to calculate and measure interest income are largely impacted by sell-side equity research analyst coverage, commercial performance of the product, and royalty duration, each discussed in further detail below.

•Analyst coverage. Forecasts of expected future cash flows are developed from sales projections of the underlying biopharmaceutical products as published in sell-side equity research analyst reports. In projecting future cash flows, our policy is to rely on sell-side research analysts’ consensus sales forecasts to derive annual sales projections for each financial royalty asset over the periods for which we are entitled to royalties or milestones. These forecasts are based on market research that analyzes factors such as growth in global economies, industry trends and product life cycles. For the majority of the portfolio of financial royalty assets, management utilizes statistical curves to project future sales for a portion of the royalty duration when sell-side equity research coverage ends or when estimates are not available for the duration of the royalty. The statistical curves are modelled from a combination of historical trends and available sell-side equity research analyst consensus sales estimates. In limited cases when the statistical curve is not used, management may develop and apply growth rate estimates from existing sell-side equity research analysts’ consensus sales forecasts to project future sales for products. Based on the level of detail in sell-side equity research analyst models, management can also be required to apply assumptions to the sales forecasts to estimate the quarterly and geographical allocation from annual sales projections and, for franchised products, to estimate the product mix and pricing mix, or to exclude from projections sales forecasts for unapproved products or indications. Our contractual royalty terms, rates, and any milestones are then applied to the adjusted sales projections to calculate the expected royalty or milestone payments over the term of the financial royalty asset’s life, forming the basis for our forecast of expected future cash flows used to calculate and measure interest income.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•Commercial performance. The approval of a product for use in new indications can extend the date through which we are entitled to royalties or milestones on that product. For certain financial royalty assets, such as the cystic fibrosis franchise, we are entitled to royalties on approved combination products and may be entitled to royalties on future combination products, which, once approved, create new cash flow streams which were not initially contemplated and for which sales were previously not reflected in expected future cash flows. We generally do not recognize income from, or forecast sales for, unapproved products or indications. If a product is removed from all or a portion of a market, subsequent sell-side equity research analysts’ consensus sales forecasts will reflect the expected drop in sales. Both the new cash flow streams and the cessation of cash flow streams related to a product’s performance in the market over the royalty term can materially affect our forecast of expected future cash flows.

•Royalty duration. The duration of a royalty can be based on a variety of factors, such as regulatory and marketing approval dates, patent expiration dates, the number of years from first commercial sale, the first date of manufacture of the patent-protected product, the entry of generics or a contractual date arising from litigation, which are all impacted by the point in time in the product’s life cycle at which we acquire the royalty. Royalty duration varies by geography as the United States, European Union and other jurisdictions may be subject to different country-specific patent protection terms or exclusivity based on contractual terms. Products may be covered by a number of patents and, for products whose royalty term is linked to the existence of valid patents, management is required to make judgments about the patent providing the strongest patent protection to align the period over which management forecasts expected future cash flows to the royalty term. It is common for the latest expiring patent in effect at the date we acquire a financial royalty asset to be extended, adjusted or replaced with newer dated patents subsequent to our acquisition of a royalty due to new information, resulting in changes to the royalty duration in later periods. Patents may expire earlier than expected at the time of the acquisition due to the loss of patent protection, loss of data exclusivity on intellectual property, contractual licensing terms limiting royalty payments based on time from product launch, due to recent legal developments or litigation. Macroeconomic factors, such as changes in economies or the competitive landscape, including the unexpected loss of exclusivity to the products underlying our portfolio of royalties, changes in government legislation, product life cycles, industry consolidations and other changes beyond our control could result in a positive or negative impact on our forecast of expected future cash flows.

As part of the preparation of the forecasted expected future cash flows, which relies on the sources and variables discussed above, management is required to make assumptions around the following forecast inputs: (1) estimates of the duration of the royalty, which includes consideration of the strength of patent protection and anticipated entry of generics, (2) product growth rates and sales trends in outer years, generally projected through statistical curves, (3) the product and pricing mix for franchised products, and (4) the geographical allocation of annual sales data from sell-side equity research analysts’ models. The most sensitive of these assumptions relates to management’s estimate of the royalty duration in the final years of an asset’s life. In some cases, patent protection may extend to a later period than the expiration date management has estimated. Management may apply a shorter royalty term in this situation if, based on its experience and expertise, management believes that it is more likely that the associated patents are subject to opposition or infringement, that the market for a particular product may shift based on pipeline approvals and products, or that product sales may be harmed by competition from generics. For products providing perpetual royalties, management applies judgment in establishing the duration over which it forecasts expected future cash flows.

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

The current portion of financial royalty assets represents an estimation for current quarter royalty receipts which are collected during the subsequent quarter and for which the estimates are derived from the latest external publicly available sell-side equity research analyst reports, reported in arrears.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cumulative allowance and Provision for changes in expected cash flows from financial royalty assets

We evaluate financial royalty assets for impairment on an individual basis by comparing the effective interest rate at each reporting date to that of the prior period. If the effective interest rate is lower for the current period than the prior period, and if the gross cash flows have declined (expected and collected), we record provision expense for the change in expected cash flows. The provision is measured as the difference between the financial royalty asset’s amortized cost basis and the net present value of the expected future cash flows, calculated based on the prior period’s effective interest rate. The amount recognized as provision expense increases the financial royalty asset’s cumulative allowance, which reduces the net carrying value of the financial royalty asset.

In a subsequent period, if there is an increase in expected future cash flows, or if actual cash flows are greater than cash flows previously expected, we reduce the previously established cumulative allowance, resulting in non-cash provision income recorded through the Provision for changes in expected cash flows from financial royalty assets on the consolidated statements of operations. We also recalculate the amount of accretable yield to be received based on the revised remaining future cash flows. The adjustment to the accretable yield is treated as a change in estimate and is recognized prospectively over the remaining life of the financial royalty asset by adjusting the effective interest rate used to calculate income.

Movements in the cumulative allowance for changes in expected future cash flows, which forms part of the Financial royalty assets, net line item on the consolidated balance sheets, are accompanied by corresponding provision income or expense. Amounts not expected to be collected are written off against the allowance at the time that such a determination is made. Recoveries of previously written-off amounts are credited to the allowance. In some cases, when a financial royalty asset’s contractual cash flows expire, the final royalty payment may differ from the remaining net carrying value. We account for this non-cash true-up at the end of the royalty term as either Provision for changes in expected cash flows from financial royalty assets or as Income from financial royalty assets on the consolidated statements of operations.

Allowance for current expected credit losses

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires earlier recognition of credit losses. We recognize an allowance for current expected credit losses on our portfolio of financial royalty assets with limited protective rights. The credit loss allowance is estimated using the probability of default and loss given default method. The credit rating, which is primarily based on publicly available data and updated quarterly, is the primary credit quality indicator used to determine the probability of default of the marketers responsible for paying our royalties and the resulting loss given default. The allowance for current expected credit losses is presented net within the non-current portion of financial royalty assets on the consolidated balance sheets. Any subsequent provision for credit losses is recorded as part of the Provision for changes in expected future cash flows from financial royalty assets on the consolidated statements of operations.

Income from financial royalty assets

We recognize income from financial royalty assets when there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The accretable yield is recognized as income at the effective rate of return over the expected life of financial royalty assets. An acquisition of a royalty on a development-stage product classified as a financial royalty asset is generally placed in non-accrual status. In these cases, the financial royalty asset is held at cost and no income is recognized until we are able to reliably estimate expected cash flows, generally when the product receives regulatory approval.

We evaluate such financial royalty assets held at cost for impairment based on, among other factors, a review of development progress and publicly available information around regulatory discussions, clinical trial results and approval status. An impairment loss is recognized if, based on available information, it is probable that we will be unable to recover the carrying value of the financial royalty asset held at cost, and the amount of loss can be reasonably estimated.

When royalties are received for financial royalty assets that have been fully amortized, such income is recognized as Other royalty income.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue from intangible royalty assets

We earn royalties on sales by our licensees of Januvia and Janumet (“DPP-IV”) products covered under patents that we own. We do not have future performance obligations under these license arrangements. Royalty revenue from sales of DPP-IV products is recognized in the period the product is sold.

Milestone payments

Certain acquisition agreements provide for future incoming or outgoing contingent payments based on the commercial, regulatory or clinical performance of the related biopharmaceutical product generally over a multi-year period. For purposes of measuring income from financial royalty assets, commercial milestones payable or receivable are reflected in the forecasted expected future cash flows in the period in which the milestone criteria is projected to be satisfied based on sell-side equity research analysts’ consensus sales forecasts. Milestones based on regulatory approval or clinical criteria are generally not reflected in the expected future cash flows until such approval is achieved. We assess all milestone payments to determine whether we must account for these arrangements as derivatives instruments under ASC 815 – Derivatives and Hedging.

Amounts related to outgoing contingent milestone payments are not considered contractual obligations as they are contingent on the successful completion of the defined milestones. Payments under these agreements generally become due and payable upon achievement of certain commercial milestones, and when the contingency is resolved.

Financial instruments and Fair value measurements

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, equity securities, derivatives, available for sale debt securities, royalty interests and long-term debt. Cash and cash equivalents, marketable securities, equity securities, derivatives, available for sale debt securities and certain royalty interests are reported at their respective fair values on our consolidated balance sheets. Outstanding borrowings and non-current financial royalty assets are reported at their amortized costs on our consolidated balance sheets, for which fair values are disclosed. The remaining financial instruments are reported on our consolidated balance sheets at amounts that approximate fair values.

For financial instruments carried at fair value, the level in the fair value hierarchy is based on the lowest level of inputs that is significant to the fair value measurement in its entirety. We determine the fair value of assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value as follows:

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity securities and Available for sale debt securities

Our equity securities primarily consist of investments in publicly traded equity securities. The equity securities are measured and recorded at fair value with unrealized gains and losses recorded in earnings. Investments classified as available for sale debt securities are recorded at fair value. We may elect to apply the fair value option for available for sale debt securities where the fair value option better aligns with the economics of the investment. Upon such election, the entire investment is measured at fair value on a recurring basis, with movements in fair value recognized in earnings. For available for sale debt securities for which we did not elect the fair value option, the unrealized change in fair value is recorded within in Accumulated other comprehensive income (“AOCI”) and is reclassified to earnings as interest income is recognized when we can reliably estimate forecasted cash flows. A decline in the market value of any available for sale debt security below its cost that is deemed to have resulted from a credit loss results in a reduction in carrying amount to fair value and is recognized in earnings.

Derivatives

All derivatives are measured at fair value on the consolidated balance sheets with movements in fair value recognized in earnings.

Investment in non-consolidated affiliates

Investments in entities that provide us with the ability to exercise significant influence, but not a controlling financial interest, and where we are not the primary beneficiary are accounted for under the equity method or as equity securities for which we have elected the fair value option with the movements in fair value of the equity securities recognized within Losses/(gains) on equity securities in the consolidated statements of operations. Investments accounted for under the equity method are initially recorded at fair value. If there is a difference between the fair value and the carrying amount of the equity method investment at inception, we quantify the basis difference and amortize it in a rational manner over the life of the investment. Subsequently, we recognize through earnings our proportionate share of the investee’s net income or loss, net of any adjustment to reflect the amortization of basis differences. We generally record our share of the results of our investees one quarter in arrears within Equity in losses/(earnings) of equity method investees in the consolidated statements of operations. The investment is reflected as Equity method investments on the consolidated balance sheets.

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

Research and development funding expense

We enter into transactions where we agree to fund a portion of the research and development (“R&D”) performed by our partners for products undergoing late-stage clinical trials in exchange for future royalties or milestones if the products are successfully developed and commercialized. In accordance with ASC 730, Research and Development, we account for the funded amounts as R&D expense when we have the ability to obtain the results of the R&D, the transfer of financial risk is genuine and substantive and, at the time of entering into the transaction, it is not yet probable that the product will receive regulatory approval. If these conditions are not met, we may record the funded amounts as a financial royalty asset. We may fund R&D upfront or over time as the underlying products undergo clinical trials.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Income taxes

We periodically assess if our activities, as conducted through our subsidiaries, and as currently contemplated, constitute being engaged in the conduct of a trade or business within the United States. Neither the U.S. Internal Revenue Code (“the Code”) nor the applicable Treasury regulations provide a general definition of what constitutes as being engaged in the conduct of a trade or business within the United States, and the limited case law on the subject does not provide definitive guidance. Based on our periodic assessment, we believe that we are not engaged in the conduct of a trade or business within the United States, and as such, we do not record a provision for U.S. income taxes with respect to effectively connected income for the years presented in the consolidated financial statements.

We have funding arrangements in place where our counterparties have drawn on capital or are allowed to draw on capital over a prescribed period of time. Income from these funding arrangements are subject to U.S. taxation and we record a provision for U.S. income taxes in accordance with ASC 740, Income Taxes, with respect to this income. Additionally, we entered into an arrangement with MSCI during 2021 as discussed in Note 16–Related Party Transactions that will be subject to U.S. taxation when we begin to recognize revenue. At that time, we will record a provision for U.S. income taxes in accordance with ASC 740, Income Taxes, with respect to revenue from the MSCI transaction.

We operate so as to be treated solely as resident in the U.K. for tax purposes. As a U.K. tax resident company, we are subject to U.K. corporation tax on our worldwide taxable profits and gains. U.K. tax resident companies are subject to U.K. corporation tax on receipt of dividends or other income distributions in respect of shares held by them, unless those dividends or other distributions fall within an exempt class. We believe that dividends received by us from RP Holdings, and dividends received by RP Holdings from RPI 2019 ICAV, should fall within such an exempt class and therefore should not be subject to U.K. corporation tax. As such, we do not record a provision for U.K. income taxes with respect to the dividends received from RP Holdings or with respect to the dividends received by RP Holdings from RPI.

We are also subject to the U.K.’s “controlled foreign companies” rules (the “U.K. CFC Rules”). The U.K. CFC Rules, broadly, applies to U.K. tax resident companies that have, alone or together with certain other persons, interests in a non-U.K. tax resident company (the “Controlled Foreign Company”) which is controlled by a U.K. person or persons. The charge under the U.K. CFC Rules applies by reference to certain types of chargeable profit arising to the Controlled Foreign Company, whether or not that profit is distributed, subject to specific exemptions. Certain non-U.K. entities in which we hold a greater than 25% interest, including RPI 2019 ICAV (which is an Irish tax resident) and Old RPI (which is an Irish tax resident and is held indirectly by us through our participation in RP Holdings), are considered Controlled Foreign Companies for U.K. tax purposes. We are therefore required to apply the U.K. CFC Rules in respect of our direct and indirect interests in these entities on an ongoing basis. We do not expect material tax charges to arise under the U.K. CFC Rules with respect to our direct and indirect interests in these entities and we therefore do not record a provision for U.K. income taxes related to this matter.

Other taxation matters

We are subject to U.S. federal withholding tax on certain fixed or determinable annual or periodic gains, profits and income, such as royalties from sources within the United States, unless reduced or eliminated under an applicable tax treaty or provision of the Code. Generally, this tax is imposed by withholding 30% of the payments, or deemed payments, that are subject to this tax. We believe our subsidiaries are eligible for benefits under the U.S.-Ireland income tax treaty, and, under that treaty, are not subject to any U.S. withholding taxes on U.S.-source royalty payments.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to us by the weighted average number of Class A ordinary shares outstanding during the period. Diluted EPS is calculated by dividing net income attributable to us by the weighted average number of Class A ordinary shares outstanding during the period, including the number of Class A ordinary shares that would have been outstanding if the potentially dilutive securities had been issued.

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

We include potentially dilutive shares in the denominator to compute diluted EPS if (i) the inclusion of the ordinary shares is dilutive for the respective reporting periods, and (ii) contingencies are satisfied as of the end of the reporting period for ordinary shares that are contingently issuable. We use the “if-converted” method to determine the potentially dilutive effect of our outstanding Class B ordinary shares, and the treasury stock method to determine the potentially dilutive effect of the unvested RSUs

There were no Class A ordinary shares or Class B ordinary shares outstanding prior to June 16, 2020; therefore, no earnings per share information have been presented for any period prior to that date.

3. Available for Sale Debt Securities

Cytokinetics Commercial Launch Funding

On January 7, 2022, we entered into a long-term funding agreement with Cytokinetics, Incorporated (“Cytokinetics”) to support further development of aficamten and potential commercialization of omecamtiv mecarbil, both development-stage products. During 2022, we amended the funding agreement to increase the required draw amount, extend the draw period and modify the return for the second and third tranches. As part of the funding agreement, we agreed to provide capital (“Cytokinetics Commercial Launch Funding”) of up to $300 million, which is comprised of five tranches, including an initial tranche of $50 million that was funded upon closing. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). Each tranche has an interest-free and payment-free period of six calendar quarters, followed by 34 calendar quarters of installment re-payments totaling 1.9 times the amount drawn, except for the second and third tranches, which each total 2.0 times the amount drawn. As of December 31, 2022, we expect $125 million of the optional $200 million to remain available under the Cytokinetics Commercial Launch Funding due to the likelihood that certain regulatory milestones will not be met by March 31, 2023.

We elected the fair value option to account for the Cytokinetics Commercial Launch Funding, recorded within Available for sale debt securities on the consolidated balance sheets, as it most accurately reflects the nature of the funding arrangement. The Cytokinetics Funding Commitments, which include options and forwards over the subsequent tranches, are recognized at fair value within Other liabilities as of December 31, 2022 on the consolidated balance sheets. The changes in the fair value of the funded Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments are recorded within Losses/(gains) on available for sale debt securities in the consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding partnership with MorphoSys AG (“MorphoSys”) to support its acquisition of Constellation Pharmaceuticals, Inc. which closed on July 15, 2021. As part of the funding agreement, we agreed to provide MorphoSys up to $350 million of capital (the “Development Funding Bonds”), of which MorphoSys was required to draw a minimum of $150 million. Our commitment to fund at least $150 million of the Development Funding Bonds was recognized as the Development Funding Bond Forward as of December 31, 2021. In September 2022, we funded $300 million of the Development Funding Bonds, which represents additional funding of $150 million above the minimum funding commitment (“Additional Funding”) and the Development Funding Bond Forward was settled at the same time. We expect to receive a return of 2.2 times the amount funded on the Development Funding Bonds payable on a quarterly basis over nine years, with the first payment beginning in the fourth quarter of 2024. As of December 31, 2022, we have no remaining funding commitment under the Development Funding Bonds.

We elected the fair value option to account for the funded amount of the Development Funding Bonds and the Development Funding Bond Forward as it most accurately reflects the nature of the instruments. The funded amount of the Development Funding Bonds and the Development Funding Bond Forward are recorded within Available for sale debt securities on the consolidated balance sheets. The changes in the fair values of the funded amount of the Development Funding Bonds and the Development Funding Bond Forward are recorded within Losses/(gains) on available for sale debt securities in the consolidated statements of operations.

Biohaven Preferred Shares

Series A Biohaven Preferred Shares

On April 5, 2019, RPIFT purchased 2,495 Series A Biohaven Preferred Shares from Biohaven Pharmaceutical Holding Company Ltd (“Biohaven”) at a price of $50,100 per preferred share, for a total of $125 million. The approval of Nurtec ODT by the U.S. Food and Drug Administration (“FDA”) in February 2020 resulted in a payment due to us of two times the original purchase price of the Series A Biohaven Preferred Shares beginning in the first quarter of 2021 through the fourth quarter of 2024. In the first quarter of 2021, we began receiving payments of $15.6 million from the quarterly redemption of the Series A Biohaven Preferred Shares.

The Series A Biohaven Preferred Shares were classified as Available for sale debt securities on the consolidated balance sheet as of December 31, 2021. The unrealized changes in the fair value of the Series A Biohaven Preferred Shares were recorded within Unrealized gains on available for sale debt securities in the consolidated statements of comprehensive income. In 2022, 2021 and 2020, $53.4 million, $50.9 million and $20.6 million of unrealized gains were reclassified from other comprehensive income to Interest income on the consolidated statements of operations, respectively.

Series B Biohaven Preferred Shares

On August 7, 2020, we entered into the Series B Biohaven Preferred Share Purchase Agreement (“Series B Biohaven Preferred Share Agreement”) with Biohaven where we committed to acquire 3,992 shares of Series B Biohaven Preferred Shares at a price of $50,100 per preferred share (the “Commercial Launch Preferred Equity”), for a total of $200 million payable on a quarterly basis between the first quarter of 2021 and the fourth quarter of 2024. Our commitment to purchase the Series B Biohaven Preferred Shares was recognized as the Series B Forwards.

We elected the fair value option to account for the Series B Biohaven Preferred Shares and the Series B Forwards, which were recorded within Available for sale debt securities on the consolidated balance sheet as of December 31, 2021. We believe the fair value option most accurately reflects the nature of these instruments. The changes in fair value of the Series B Biohaven Preferred Shares and Series B Forwards were recorded within Losses/(gains) on available for sale debt securities in the consolidated statements of operations. In 2022, 2021 and 2020, we recognized gains of $122.5 million, $13.5 million and $18.6 million, respectively, related to Series B Biohaven Preferred Shares within Losses/(gains) on available for sale debt securities in the consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 3, 2022, Pfizer Inc. (“Pfizer”) acquired Biohaven, which was a change of control event that accelerated the issuance of all unissued Series B Biohaven Preferred Shares and the redemption of all outstanding Series A Biohaven Preferred Shares and Series B Biohaven Preferred Shares. We purchased all remaining unissued Series B Biohaven Preferred Shares simultaneously with the redemption of all outstanding Series B Biohaven Preferred Shares at a price equal to approximately 1.8 times the original purchase price. The Series A Biohaven Preferred Shares were redeemed at a price equal to two times the original purchase price. As of December 31, 2022, we no longer hold any Series A Biohaven Preferred Shares or Series B Biohaven Preferred Shares.

The table below summarizes our available for sale debt securities recorded at fair value as of December 31, 2022 and 2021 (in thousands):

	Cost	Unrealized (Losses)/Gains	Fair Value	Current Assets	Non-Current Assets	Current Liabilities	Non-Current Liabilities	Total
As of December 31, 2022
Debt securities (1)	$359,400	$(131,800)	$227,600	$1,300	$226,300	$—	$—	$227,600
Funding commitments (2)	(9,400)	6,900	(2,500)	—		—	(2,500)	(2,500)
Total available for sale debt securities	$350,000	$(124,900)	$225,100	$1,300	$226,300	$—	$(2,500)	$225,100

As of December 31, 2021
Debt securities (3)	$204,509	$49,191	$253,700	$66,000	$187,700	$—	$—	$253,700
Forwards (4)	—	16,700	16,700	—	16,700	—	—	16,700
Total available for sale debt securities	$204,509	$65,891	$270,400	$66,000	$204,400	$—	$—	$270,400
(1)The cost associated with the funded Cytokinetics Commercial Launch Funding reflects the fair value on the purchase date. The cost of the Development Funding Bonds represents the amounts funded.
(2)The cost associated with the Cytokinetics Funding Commitments represents the fair value on the purchase date.
(3)The cost for the Series A Biohaven Preferred Shares represents amortized cost. The cost for the Series B Biohaven Preferred Shares represents the amounts paid to purchase the instruments. These instruments were fully redeemed during 2022.
(4)There are no costs associated with the forwards.

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

Milestone Acceleration Option

On August 7, 2020, we entered into an expanded funding agreement with Biohaven, which included the Series B Biohaven Preferred Share Agreement, to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones payable over time. Upon a change of control event, we have the option to cause Biohaven to accelerate the payment of zavegepant milestone payments, if triggered, in a lump sum amount (“Milestone Acceleration Option”). The Milestone Acceleration Option is an embedded derivative instrument for which the associated fair value was not material prior to the second quarter of 2022, when Pfizer announced its intended acquisition of Biohaven. On October 3, 2022, Pfizer acquired Biohaven and we elected to accelerate the zavegepant success-based milestone payments, if triggered, in a lump sum amount. As of December 31, 2022, the fair value of the Milestone Acceleration Option was $96.6 million, of which $86.2 million was recorded within Other current assets and $10.5 million was recorded within Other assets on the consolidated balance sheets.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Treasury rate lock contracts

In June 2021, we entered into treasury rate lock contracts with notional amounts totaling $600.0 million to manage the impact of fluctuations in the underlying benchmark interest rate associated with the 2021 Notes (as further discussed and defined in Note 11–Borrowings). The treasury rate lock contracts had collateral requirements and were not designated as hedge instruments. We paid $16.1 million in July 2021 to terminate our treasury rate lock contracts in connection with the issuance of the 2021 Notes.

Interest rate swaps

In February 2020, RPIFT terminated all outstanding interest rate swaps in connection with the Exchange Offer Transactions. We paid $35.4 million to terminate these swaps and reclaimed $45.3 million of collateral that was held by the respective counterparties. We did not enter into any interest rate swaps subsequent to the February 2020 termination discussed above.

Epizyme put option and warrant

In November 2019, RPIFT made an equity investment in Epizyme, Inc. (“Epizyme”) of $100.0 million. Under the terms of the agreement with Epizyme, we made an upfront payment of $100.0 million in exchange for (1) shares of Epizyme common stock, (2) a warrant to purchase an additional 2.5 million shares of Epizyme common stock at $20 per share over a three-year term and (3) Epizyme’s royalty on sales of Tazverik in Japan payable by Eisai Co., Ltd (“Eisai”). In addition, Epizyme had an 18 month put option to sell an additional $50.0 million of its common stock to RPIFT at then prevailing prices, not to exceed $20 per share. We recorded the put option as a forward purchase contract as of December 31, 2019. The exercise of the put option was settled in February 2020. As of December 31, 2021, the fair value of the warrant was immaterial. The warrant remained unexercised and was terminated upon Ipsen’s acquisition of Epizyme in 2022.

Summary of derivatives and reclassifications

The tables below summarize the changes in fair value of the derivatives for 2022, 2021 and 2020 and the line items within the consolidated statements of operations where the gains or losses on these derivatives were recorded (in thousands):

	Years Ended December 31,			Location on Consolidated Statements of Operations
	2022	2021	2020
Derivatives in hedging relationships (1)
Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive income into net income	$—	$—	$4,066	(Gains)/losses on derivative financial instruments
Change in fair value of interest rate swaps	—	—	(73)	(Gains)/losses on derivative financial instruments
Interest expense	—	—	114	Interest expense
Derivatives not designated as hedging instruments
Interest rate swaps:
Change in fair value of interest rate swaps	—	—	6,908	(Gains)/losses on derivative financial instruments
Interest expense	—	—	408	Interest expense
Changes in fair value of other instruments:
Warrant	—	5,439	25,375	(Gains)/losses on derivative financial instruments
Forward purchase contract	—	—	5,800	(Gains)/losses on derivative financial instruments
Treasury rate lock contracts	—	16,093	—	(Gains)/losses on derivative financial instruments
Milestone Acceleration Option	(96,610)	—	—	(Gains)/losses on derivative financial instruments
(1)Certain interest rate swaps were previously designated as cash flow hedges. These swaps became ineffective as debt refinancings occurred between 2013 and 2016. As a result of the termination of interest rate swaps in February 2020, all amounts associated with interest rate swaps previously designated as cash flow hedges and recorded in Accumulated other comprehensive income were released into earnings.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2022				As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$5,068	$—	$—	$5,068	$598,253	$—	$—	$598,253
Commercial paper	—	—	—	—	—	13,997	—	13,997
Certificates of deposit	—	—	—	—	—	40,954	—	40,954
Marketable securities
Commercial paper	—	—	—	—	—	207,457	—	207,457
Certificates of deposit	—	11,501	—	11,501	—	374,415	—	374,415
U.S. government securities	—	12,920	—	12,920	—	—	—	—
Available for sale debt securities
Debt securities (1)	—	—	1,300	1,300	—	—	66,000	66,000
Derivative instruments (2)	—	—	86,150	86,150	—	—	—	—
Total current assets	$5,068	$24,421	$87,450	$116,939	$598,253	$636,823	$66,000	$1,301,076

Equity securities	103,876	—	8,472	112,348	226,787	—	43,013	269,800
Available for sale debt securities
Debt securities (1)	—	—	226,300	226,300	—	—	187,700	187,700
Forwards (3)	—	—	—	—	—	—	16,700	16,700
Derivative instruments (2)	—	—	10,460	10,460	—	—	—	—
Royalty at fair value (4)	—	—	14,500	14,500	—	—	—	—
Total non-current assets	$103,876	$—	$259,732	$363,608	$226,787	$—	$247,413	$474,200

Liabilities:
Available for sale debt securities
Funding commitments (5)	—	—	(2,500)	(2,500)	—	—	—	—
Total non-current liabilities	$—	$—	$(2,500)	$(2,500)	$—	$—	$—	$—
(1)As of December 31, 2022, amounts reflect the fair value of the funded portion of the Cytokinetics Commercial Launch Funding and the funded portion of the Development Funding Bonds. As of December 31, 2021, amounts reflect the fair value of the Series A Biohaven Preferred Shares and Series B Biohaven Preferred Shares.
(2)Reflects the fair value of the Milestone Acceleration Option.
(3)Reflects the fair value of our obligations to fund the acquisitions of the Series B Biohaven Preferred Shares and our obligations to fund the Development Funding Bonds.
(4)Recorded within Other assets on the consolidated balance sheet. See Note 9–Non-Consolidated Affiliates for additional discussion.
(5)Related to the fair value of the Cytokinetics Funding Commitments.

For 2022 and 2021, we recognized losses of $39.1 million and $41.4 million, respectively, on equity securities still held as of December 31, 2022. There were no gains or losses in 2020 associated with the equity securities still held as of December 31, 2022.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table presented below summarizes the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	Year Ended December 31, 2022						Year Ended December 31, 2021
	Equity Securities	Debt Securities	Forwards	Funding Commitments	Derivative Instruments	Royalty at Fair Value	Equity Securities	Debt Securities	Forwards
Balance at the beginning of the year	$43,013	$253,700	$16,700	$—	$—	$—	$—	$214,400	$18,600
Purchases (1)	28,785	479,559	—	—	—	21,215	35,120	70,441	—
Gains/(losses) on initial recognition (2)	—	600	—	(9,400)	—	—	—	—	—
(Losses)/gains on equity securities	(22,634)	—	—	—	—	—	7,893	—	—
Gains on derivative financial instruments	—	—	—	—	96,610	—	—	—	—
Unrealized gains on available for sale debt securities included in other comprehensive losses	—	24,000	—	—	—	—	—	11,600	—
(Losses)/gains on available for sale debt securities included in earnings (3)	—	(67,800)	62,885	6,900	—	—	—	1,300	16,559
Other non-operating expense	—	—	—	—	—	(6,715)	—	—	—
Settlement of forwards (4)	—	79,585	(79,585)	—	—	—	—	18,459	(18,459)
Transfer out of Level 3 (5)	(40,692)	—	—	—	—	—	—	—	—
Redemptions (1)	—	(542,044)	—	—	—	—	—	(62,500)	—
Balance at the end of the year	$8,472	$227,600	$—	$(2,500)	$96,610	$14,500	$43,013	$253,700	$16,700
(1)Following Pfizer’s acquisition of Biohaven in October 2022, we purchased all remaining unissued Series B Biohaven Preferred Shares and we received accelerated redemption payments for all outstanding Series A Biohaven Preferred Shares and Series B Biohaven Preferred Shares.
(2)Reflects the purchase price allocation for the long-term funding agreement entered into with Cytokinetics to arrive at the appropriate fair value of the Cytokinetics Funding Commitments on initial recognition. Amounts also reflect the losses on initial recognition of debt securities related to the difference in (a) the fair value of the Additional Funding of the Development Funding Bonds and (b) the actual additional funded amount of $150 million.
(3)Amounts reflect changes in the fair values of the Series B Biohaven Preferred Shares, Series B Forwards and the Development Funding Bond Forward. For 2022, amounts also reflect the change in the fair value of the funded portion of the Cytokinetics Commercial Launch Funding, the funded portion of the Development Funding Bonds and the Cytokinetics Funding Commitments.
(4)Amounts reflect the fair value attributed to the Series B Forwards that were settled as we acquired the Series B Biohaven Preferred Shares. Amounts in 2022 also reflect the fair value attributed to the Development Funding Bond Forward that was settled upon funding the Development Funding Bonds.
(5)Related to the expiration of the transfer restriction on BioCryst common stock.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements in the fair value hierarchy.

ApiJect Investment

We utilized the discounted cash flow method using Level 3 inputs, including forecasted cash flows and the weighted average cost of capital, to estimate the fair value as of December 31, 2022 of the equity securities and revenue participation right that we acquired from ApiJect Holdings, Inc. (“ApiJect”), a private company, in April 2022. Our estimate of the forecasted cash flows and the weighted average cost of capital could reasonably be different than those selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Refer to Note 9–Non-Consolidated Affiliates for additional discussion.

Cytokinetics Commercial Launch Funding & Funding Commitments

We estimated the fair value of the funded Cytokinetics Commercial Launch Funding as of December 31, 2022 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Commercial Launch Funding require significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of December 31, 2022 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. This methodology incorporates Level 3 fair value measurements and inputs, including an assumed interest rate volatility of 30% and an assumed risk-adjusted discount rate of 13.5%. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

BioCryst Common Stock

In November 2021, we purchased 3,846 thousand shares of common stock of BioCryst Pharmaceuticals, Inc. (“BioCryst”). As part of the transaction, we were restricted from selling the BioCryst common stock for six months following the close of the transaction. We determined the fair value of the BioCryst common stock as of December 31, 2021 based on the closing stock price and adjusted for the transfer restriction, which was determined by calculating the value of a put option over the common stock to match the duration of the transfer restriction. This methodology incorporated Level 3 inputs, including the estimated volatility of the BioCryst common stock, which required significant judgement. Our estimated volatility could be reasonably different than the actual volatility of BioCryst’s common stock, which would mean that the estimated fair value for the common stock could be significantly higher or lower than the fair value determined by management at any particular date. During the second quarter of 2022, the transfer restriction expired and the BioCryst common stock was transferred from a Level 3 to a Level 1 asset.

MorphoSys Development Funding Bonds & Forward

The fair values of the Development Funding Bonds and the Development Funding Bond Forward as of December 31, 2022 and 2021 were based on a discounted cash flow calculation using estimated risk-adjusted discount rates, which are Level 3 fair value inputs. Our estimate of the risk adjusted discount rates could reasonably be different than the discount rates selected by a market participant, which would mean that the estimated fair values could be significantly higher or lower.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series A Biohaven Preferred Shares

The Series A Biohaven Preferred Shares were redeemed following Pfizer’s acquisition of Biohaven in October 2022. The fair value of the Series A Biohaven Preferred Shares as of December 31, 2021 was calculated using probability-adjusted discounted cash flow calculations incorporating Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability of a change of control event occurring during the investment term, which results in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over a four-year time period and developing a risk-adjusted discount rate require significant judgement. Our estimate of a risk adjusted discount rate of 9.5% as of December 31, 2021 could reasonably be different than the discount rate selected by a market participant in the event of a sale of the Series A Biohaven Preferred Shares, which would mean that the estimated fair value could be significantly higher or lower.

Series B Biohaven Preferred Shares & Forwards

All remaining unissued Series B Biohaven Preferred Shares were purchased simultaneously with the redemption of all outstanding Series B Biohaven Preferred Shares following Pfizer’s acquisition of Biohaven in October 2022. The fair value of each of the Series B Biohaven Preferred Shares and Series B Forwards as of December 31, 2021 was based on probability-adjusted discounted cash flow calculations using Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rates and the probability that there will be a change of control event in different periods of time, which would result in accelerated payments and redemptions. Assessing the probability that there will be a change of control event over the duration of the Series B Biohaven Preferred Shares and developing a risk-adjusted discount rate require significant judgement. Our estimate of a risk adjusted discount rate, expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than those determined by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Milestone Acceleration Option

We estimated the fair value of the Milestone Acceleration Option as of December 31, 2022 using the “with-and-without” methodology, which is a variation of the income approach and is based on the difference between cash flows for two different scenarios. The prospective cash flows for the success-based milestone payments include the Milestone Acceleration Option in the first scenario. For the second scenario, the prospective cash flows are estimated assuming they remain payable over time. The difference between the fair value of these two scenarios represents the fair value of the Milestone Acceleration Option. This methodology includes the use of Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rate which was primarily based on Pfizer’s cost of debt and management’s estimated probabilities of achieving the success-based milestones. Assessing the likelihood that the success-based milestones are achieved over the duration of the Milestone Acceleration Option and developing a risk-adjusted discount rate require significant judgement. Our estimate of a risk adjusted discount rate and the probabilities of achieving marketing approval could reasonably be different than those determined by a market participant, which would mean that the estimated fair value could be significantly higher or lower. The fair value associated with this instrument was not material prior to the second quarter of 2022, when Pfizer announced its intended acquisition of Biohaven.

Other Financial Instruments

Financial instruments whose fair values are measured on a recurring basis using Level 2 inputs primarily consist of commercial paper, certificates of deposit and U.S. government securities. We measure the fair value of these financial instruments with the help of third-party pricing services that provide quoted market prices in active markets for similar securities or observable inputs for their pricing without applying significant adjustments.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. Management calculates the fair value of financial royalty assets using the forecasted royalty payments that are expected to be received based on the projected product sales for all royalty bearing products which are estimated using sell-side equity research analysts’ consensus sales forecasts. These projected future royalty payments by asset, along with any projected incoming or outgoing milestone payments, are then discounted to a present value using appropriate individual discount rates. The fair value of financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. The estimated fair values and related carrying values of the non-current portion of financial royalty assets as of December 31, 2022 and 2021 are presented below (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Fair Value	Carrying Value, net	Fair Value	Carrying Value, net
Financial royalty assets, net	$17,314,094	$13,493,106	$19,047,183	$13,718,245

6. Financial Royalty Assets

Financial royalty assets consist of contractual rights to cash flows relating to royalty payments derived from the expected sales of patent-protected biopharmaceutical products that entitle us and our subsidiaries to receive a portion of income from the sale of such products by third parties.

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets as of December 31, 2022 and 2021 are as follows (in thousands):

		As of December 31, 2022
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 7)	Net Carrying Value (4)
Cystic fibrosis franchise	2037 (2)	$5,333,535	$(10,908)	$5,322,627
Tysabri	(3)	1,683,441	(212,283)	1,471,158
Trelegy	2029-2030	1,284,054	(24,126)	1,259,928
Tremfya	2031-2032	894,160	—	894,160
Imbruvica	2027-2032	1,436,969	(660,703)	776,266
Xtandi	2027-2028	1,009,168	(235,625)	773,543
Other	2023-2041	5,134,980	(1,332,815)	3,802,165
Total		$16,776,307	$(2,476,460)	$14,299,847
Less: Cumulative allowance for credit losses (Note 7)				(115,422)
Total current and non-current financial royalty assets, net				$14,184,425
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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2022, we recorded $160.1 million and $273.6 million of non-cash impairment charges for otilimab and gantenerumab, respectively, both unapproved financial royalty assets held at cost. The impairment charges were recorded as a result of GSK plc’s announcement that it has decided not to progress with regulatory submissions for otilimab and Roche’s statement that it would discontinue clinical trials of gantenerumab. Included in the total financial royalty assets balance of $14.2 billion as of December 31, 2022, is $533.8 million related to unapproved financial assets held at cost: zavegepant, seltorexant and olpasiran. Additionally, during the fourth quarter of 2022, we impaired our financial royalty asset related to Gavreto and recorded a non-cash impairment charge of $182.1 million due to the uncertainty of Gavreto’s commercial outlook. These impairment charges were recorded within Financial royalty asset impairment in the consolidated statements of operations.

		As of December 31, 2021
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 7)	Net Carrying Value (5)
Cystic fibrosis franchise	2037 (2)	$5,335,641	$(48,636)	$5,287,005
Tysabri	(3)	1,846,069	(16,617)	1,829,452
Imbruvica	2027-2032	1,438,730	(236,871)	1,201,859
Xtandi	2027-2028	1,100,065	(172,101)	927,964
Tremfya	2031-2032	881,671	—	881,671
Evrysdi	2030-2035 (4)	727,774	—	727,774
Other	2023-2041	4,697,591	(909,916)	3,787,675
Total		$16,027,541	$(1,384,141)	$14,643,400
Less: Cumulative allowance for credit losses (Note 7)				(310,804)
Total current and non-current financial royalty assets, net				$14,332,596
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

7. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

The cumulative allowance for changes in expected future cash flows from financial royalty assets is presented net within the non-current portion of financial royalty assets on the consolidated balance sheets and includes the following activities:

•the movement in the cumulative allowance related to changes in forecasted royalty payments expected to be received based on projected product sales for royalty bearing products which are estimated using sell-side equity research analysts’ consensus sales forecasts,
•the write-off of cumulative allowance at the end of a royalty asset’s life which only impacts the consolidated balance sheets, and
•the movement in the cumulative allowance for current expected credit losses, primarily associated with new financial royalty assets with limited protective rights and changes in the underlying cash flow forecasts of financial royalty assets with limited protective rights.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands):

Activity for the Year
Balance at December 31, 2019	$(868,418)
Cumulative adjustment for adoption of ASU 2016-13	(192,705)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(645,612)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	570,959
Write-off of cumulative allowance	2,964
Write-off of credit loss allowance (1)	25,174
Provision for credit losses, net (2)	(156,186)
Balance at December 31, 2020	$(1,263,824)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(912,710)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	446,955
Write-off of cumulative allowance	21,721
Provision for credit losses, net (2)	12,913
Balance at December 31, 2021	$(1,694,945)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(1,394,679)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	296,637
Write-off of cumulative allowance	5,723
Write-off of credit loss allowance	1,584
Provision for credit losses, net (2)	193,798
Balance at December 31, 2022	$(2,591,882)
(1)Relates to amounts reversed out of the credit loss allowance associated with omecamtiv mecarbil as a result of the gross write-off of the related financial royalty asset balance of $90.2 million.
(2)For 2020, the provision for credit losses was primarily related to certain additions to our portfolio of financial royalty assets with limited protective rights, mainly the final tranche of Tazverik. For 2021, the provision income for credit losses was primarily related to a significant decline in value of Tazverik, which was offset by increases in the value of zavegepant. For 2022, the provision income for credit losses was primarily related to further declines in the value of Tazverik and changes in the payors for certain products with stronger credit profiles, which were partially offset by the addition of Trelegy to our portfolio of financial royalty assets with limited protective rights.

8. Intangible Royalty Assets, Net

As of December 31, 2022, the intangible royalty assets were fully amortized as our royalties on Januvia and Janumet expired in the first quarter of 2022. Our royalties on the other DPP-IV products have also substantially ended.

As of December 31, 2021, the cost, accumulated amortization and net carrying value of our intangible royalty assets are summarized as below (in thousands):

As of December 31, 2021	Cost	Accumulated Amortization	Net Carrying Value
DPP-IV patents	$606,216	$600,546	$5,670
Total intangible royalty assets	$606,216	$600,546	$5,670

Revenue from intangible assets is tied to underlying patent protected sales of DPP-IV products of various licensees. Such revenue is earned from sales occurring primarily in the United States and Europe; however, we do not have the ability to disaggregate such revenue from licensees based on the geography of the underlying sales as this information may not be provided to us by marketers. Individual licensees exceeding 10% or more of revenue from intangible royalty assets accounted for 90%, 86% and 97% of revenues from intangible royalty assets in 2022, 2021 and 2020, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ApiJect

In 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment in ApiJect was recorded within Equity securities as of December 31, 2022 and the change in fair value was recorded within (Gains)/losses on equity securities for 2022. The fair value of the revenue participation right was recorded within Other assets as of December 31, 2022 and the change in fair value was recorded within Other non-operating expense, net for 2022. No amounts were due from ApiJect as of December 31, 2022.

The Legacy SLP Interest

In connection with the Exchange Offer Transactions, we acquired a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) from the Continuing Investors Partnerships for $303.7 million in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and an income allocation on a similar basis. Our income allocation is equal to the general partner’s former contractual rights to the income of the Legacy Investors Partnerships, net of amortization of the basis difference. The Legacy SLP Interest is accounted for under the equity method as our Manager is also the Manager of the Legacy Investors Partnerships and has the ability to exercise significant influence. The Legacy Investors Partnerships no longer participate in investment opportunities from June 30, 2020 and, as such, the value of the Legacy SLP Interest is expected to decline over time. The Legacy Investors Partnerships also indirectly own a non-controlling interest in Old RPI and RPI ICAV.

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this annual report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. We recorded income allocations of $3.0 million, $8.9 million and $62.0 million within Equity in losses/(earnings) of equity method investees in 2022, 2021 and 2020, respectively. We collected cash receipts from the Legacy SLP Interest of $25.7 million, $21.0 million and $22.7 million during 2022, 2021 and 2020, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. We recorded loss allocations from the Avillion Entities of $12.0 million, $28.4 million and $17.6 million within Equity in losses/(earnings) of equity method investees in 2022, 2021 and 2020, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million in each of 2022, 2021 and 2020.

In May 2018, RPIFT entered into an agreement with Avillion II, which was amended in July 2021 and June 2022, to fund a total of $150.0 million over multiple years for a portion of the costs of Phase 2 and 3 clinical trials to advance Airsupra, formerly known as PT027, which was approved by the FDA in January 2023. Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. In January 2023, AstraZeneca notified Avillion II that it elected to pay a fee of $80 million to Avillion II to exercise an option to commercialize Airsupra in the United States. We expect to receive our pro rata portion of the exercise fee of approximately $35 million, subject to any holdback for expenses, in 2023.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of December 31, 2022 and 2021, RPIFT had unfunded commitments related to the Avillion Entities of $28.8 million and $11.2 million, respectively.

10. Research & Development (“R&D”) Funding Expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. It includes development-stage funding payments that are made upfront or upon pre-approval milestones and development-stage funding payments that are made over time as the related product candidates undergo clinical trials with our counterparties.

We recognized R&D funding expense of $177.1 million in 2022, primarily related to upfront and milestone development-stage funding payments of $100.0 million, $25.0 million and $50.0 million to acquire royalties on development-stage products from Cytokinetics, Theravance Biopharma, Inc., and MSD International Business GmbH, respectively.

We recognized R&D funding expense of $200.1 million in 2021, comprised of $193.2 million in upfront R&D funding expense and $6.9 million in ongoing R&D funding expense, primarily under our co-funding agreement with Sanofi. The upfront R&D funding expense included $103.2 million and $90.0 million in exchange for an incremental royalty on a development-stage product from BioCryst and future royalties on two development-stage products from MorphoSys, respectively.

We recognized R&D funding expense of $26.3 million in 2020, comprised of $20.5 million in ongoing R&D funding expense, primarily under our co-funding agreement with Sanofi, and $5.8 million in upfront R&D funding expense for a royalty on a development-stage product that we acquired from BioCryst.

11. Borrowings

Our borrowings as of December 31, 2022 and 2021 consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of December 31, 2022	As of December 31, 2021
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Unamortized debt discount and issuance costs			(183,678)	(203,930)
Total debt carrying value			7,116,322	7,096,070
Less: Current portion of long-term debt			(997,512)	—
Total long-term debt			$6,118,810	$7,096,070

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes” and, together with the 2021 Notes, the “Notes”). We used the net proceeds from the 2020 Notes offering, together with available cash on hand, to repay in full the outstanding principal amounts of term loans under our prior senior secured credit facilities. Interest on each series of the 2020 Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year. The 2020 Notes were issued at a total discount of $149.0 million and we capitalized approximately $40.4 million in debt issuance costs primarily comprised of underwriting fees. The 2020 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.13% and 2.50%, respectively.

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary. We are required to comply with certain covenants under our Notes and as of December 31, 2022, we were in compliance with all applicable covenants.

As of December 31, 2022 and 2021, the fair value of our outstanding Notes using Level 2 inputs was approximately $5.7 billion and $7.2 billion, respectively.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement, which was further amended on October 31, 2022 (the “Credit Agreement”). The Credit Agreement amended and restated the prior credit agreement that our subsidiary, RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Revolving Credit Facility has a maturity date of October 31, 2027. As of December 31, 2022 and 2021, there were no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility is subject to an interest rate, at our option, of either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime rate, (2) the federal funds rate plus 0.5% and (3) Term SOFR plus 1% or (b) Daily SOFR, Term SOFR, the Alternative Currency Term Rate or the Alternative Currency Daily Rate (each as defined in the Credit Agreement), plus in each case, the applicable margin. The applicable margin for the Revolving Credit Facility varies based on our public debt rating. Accordingly, the interest rates for the Revolving Credit Facility fluctuates during the term of the facility based on changes in the applicable interest rate and future changes in our public debt rating.

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of December 31, 2022, RP Holdings was in compliance with these covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Credit Facilities

On February 11, 2020, in connection with the Exchange Offer Transactions (as discussed in Note 1–Organization and Purpose) and using funds contributed by RPI Intermediate FT and the Legacy Investors Partnerships, RPIFT repaid its outstanding debt and accrued interest, and terminated all outstanding interest rate swaps. RPI Intermediate FT, as borrower, entered into a term loan credit agreement with Bank of America, N.A., as administrative agent, the lenders party thereto from time to time and the other parties thereto. The senior secured credit facilities consisted of a term loan A and term loan B in the amounts of $3.20 billion and $2.84 billion, respectively. In September 2020, we repaid in full the outstanding principal amounts of term loans under the senior secured credit facilities with net proceeds from the 2020 Notes and available cash on hand. Upon refinancing our senior secured credit facilities in September 2020, we recorded a loss on debt extinguishment of $25.1 million as part of Other non-operating expense, net, which primarily consisted of unamortized loan issuance costs and original issue discount related to our senior secured credit facilities.

RPIFT Senior Secured Credit Facilities

The RPIFT Senior Secured Credit Facilities were repaid in full in February 2020 in connection with the Exchange Offer Transactions. We recorded a loss on debt extinguishment of $5.4 million as part of Other non-operating expense, net in 2020.

Principal Payments on the Notes

The future principal payments for our borrowings as of December 31, 2022 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
2023	$1,000,000
2024	—
2025	1,000,000
2026	—
2027	1,000,000
Thereafter	4,300,000
Total (1)	$7,300,000
(1)Excludes unamortized debt discount and issuance costs of $183.7 million as of December 31, 2022, which are amortized through interest expense over the remaining life of the underlying debt obligations.

12. Shareholders’ Equity

Capital Structure

Following the completion of our IPO as discussed in Note 1–Organization and Purpose, we have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up of the Company. As of December 31, 2022, we have 443,166 thousand Class A ordinary shares and 164,058 thousand Class B ordinary shares outstanding.

An exchange agreement entered into in connection with the IPO by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings (the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of December 31, 2022, we have 371,325 thousand deferred shares outstanding.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights.The Class R redeemable shares may be redeemed at our option in the future. Any such redemption would be at the nominal value of £1 each.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-Controlling Interests

The changes in the balance of our four non-controlling interests for 2022, 2021 and 2020 are as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2019	$35,883	$—	$—	$—	$35,883
Contributions	—	1,165,258	9,418	—	1,174,676
Transfer of interests	—	1,037,161	—	—	1,037,161
Distributions	(112,339)	(594,592)	(85,426)	—	(792,357)
Net income prior to IPO	42,151	102,892	—	—	145,043
Effect of exchange by Continuing Investors of Class B ordinary shares for Class A ordinary shares and reallocation of historical equity	—	(750)	2,433,848	—	2,433,098
Issuance of Class A ordinary shares sold in IPO, net of offering costs	—	—	758,354	—	758,354
Other exchanges	—	—	(309,566)	—	(309,566)
Net income subsequent to IPO	46,741	218,137	316,993	—	581,871
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	15,015	7,488	—	22,503
Reclassification of unrealized gains on available for sale debt securities	—	(3,612)	(6,018)	—	(9,630)
December 31, 2020	$12,436	$1,939,509	$3,125,091	$—	$5,077,036
Contributions	—	35,148	13,391	—	48,539
Distributions	(56,490)	(425,050)	(133,433)	—	(614,973)
Other exchanges	—	—	(642,974)	—	(642,974)
Net income	57,582	266,570	297,321	—	621,473
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	2,038	3,227	—	5,265
Reclassification of unrealized gains on available for sale debt securities	—	(8,946)	(13,469)	—	(22,415)
December 31, 2021	$13,528	$1,809,269	$2,649,154	$—	$4,471,951
Contributions	—	6,343	5,253	—	11,596
Distributions	(24,687)	(435,446)	(144,115)	—	(604,248)
Other exchanges	—	—	(157,494)	—	(157,494)
Net Income	10,562	152,895	23,775	—	187,232
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	4,218	5,520	—	9,738
Reclassification of unrealized gains on available for sale debt securities	—	(9,392)	(12,160)	—	(21,552)
December 31, 2022	$(597)	$1,527,887	$2,369,933	$—	$3,897,223
(1)Related to the Continuing Investors Partnerships’ ownership of approximately 27%, 29% and 36% in RP Holdings through their ownership of RP Holdings Class B Interests as of December 31, 2022, 2021 and 2020, respectively. Royalty Pharma plc owns the remaining and 73%, 71% and 64% of RP Holdings through its ownership of RP Holdings Class A Interests and RP Holdings Class B Interests as of December 31, 2022, 2021 and 2020, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RP Holdings Class C Special Interest Held by EPA Holdings

EPA Holdings, an affiliate of the Manager, is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period are grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, EPA Holdings is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards will be allocated and paid by RP Holdings to EPA Holdings as the holder of the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. EPA Holdings may also receive a periodic cash advance in respect of the RP Holdings Class C Special Interest to the extent necessary for EPA Holdings or any of its beneficial owners to pay when due any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest. We do not expect any material Equity Performance Awards to be payable until certain performance conditions discussed above are met. Similarly, we do not expect any material income to be allocated to EPA Holdings until such performance conditions are met.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. During 2022, we declared and paid four quarterly cash dividends of $0.19 per Class A ordinary share for an aggregate amount of $333.3 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares have been reserved for future issuance to our independent directors. As of December 31, 2022, approximately 565 thousand shares remain reserved for future issuance under the Equity Incentive Plan.

RSU Activity and Share-based Compensation

We grant RSUs to our independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized based on estimated fair value of the award on the grant date and amortized on a straight-line basis over the requisite service period of generally one year as part of General and administrative expenses in the consolidated statements of operations. In 2022, 2021 and 2020, respectively, we did not recognize material share-based compensation expense. As of December 31, 2022, the total unrecognized share-based compensation expense related to total outstanding RSUs was less than $1.0 million, which we expect to recognize in the next six months.

13. Earnings per Share

For 2022, 2021 and 2020, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact. Additionally, Class B ordinary shares in issue were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive for 2022, 2021 and 2020, and therefore were excluded from the computation of diluted earnings per shares of Class A ordinary share.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share for 2022, 2021 and 2020 (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021
Numerator
Consolidated net income	$230,064	$1,241,201
Less: Net income attributable to Continuing Investors Partnerships	23,775	297,321
Less: Net income attributable to Legacy Investors Partnerships and RPSFT	163,457	324,152
Net income attributable to Royalty Pharma plc - basic and diluted	$42,832	$619,728

Denominator
Weighted average Class A ordinary shares outstanding - basic	437,963	414,794
Add: Dilutive effect of unvested RSUs	9	8
Weighted average Class A ordinary shares outstanding - diluted	437,972	414,802

Earnings per Class A ordinary share - basic	$0.10	$1.49
Earnings per Class A ordinary share - diluted	$0.10	$1.49

Prior to the IPO, our capital structure mainly included unitholder interests. We analyzed the calculation of earnings per interest for periods prior to the IPO and determined that the resultant values would not be meaningful to the users of these consolidated financial statements. Therefore, the basic and diluted earnings per share for 2020 are only applicable for the period from June 16, 2020 to December 31, 2020, which represents the period in which we had outstanding Class A ordinary shares.

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
(1)Reflected as Net income attributable to Royalty Pharma plc on the consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands).

	Years Ended December 31,
	2022	2021	2020
Cash flow from operating activities:
Consolidated net income	$230,064	$1,241,201	$1,701,954
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(2,125,096)	(2,065,083)	(1,959,975)
Provision for changes in expected cash flows from financial royalty assets	904,244	452,842	230,839
Amortization of intangible assets	5,670	22,996	23,058
Amortization of debt discount and issuance costs	21,356	20,162	11,715
(Gains)/losses on derivative financial instruments	(96,610)	21,532	42,076
Losses/(gains) on equity securities	33,442	48,066	(247,073)
Equity in losses/(earnings) of equity method investees	8,973	19,490	(44,459)
Distributions from equity method investees	39,142	34,384	42,334
Loss on extinguishment of debt	419	358	30,272
Share-based compensation	2,170	2,443	5,428
Interest income accretion	(53,432)	(50,896)	(20,551)
Losses/(gains) on available for sale debt securities	6,815	(17,859)	(18,600)
Financial royalty asset impairment	615,827	—	65,053
Termination of derivative financial instruments	—	(16,093)	(34,952)
Other	11,098	4,461	9,621
Decrease/(increase) in operating assets:
Cash collected on financial royalty assets	2,507,236	2,315,854	2,121,923
Accrued royalty receivable	36,456	(20,131)	370
Other royalty income receivable	(4,744)	(9,012)	(770)
Other current assets	2,198	1,857	34,986
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	2,286	(4,586)	(766)
Interest payable	(3,534)	15,550	42,146
Net cash provided by operating activities	$2,143,980	$2,017,536	$2,034,629

Non-cash investing and financing activities are summarized below (in thousands).

	Years Ended December 31,
Supplemental Schedule of Non-cash Investing/Financing Activities:	2022	2021	2020
Receipt of contribution of investment in Legacy Investors Partnerships (Note 9)	$—	$—	$303,679
Settlement of Epizyme forward purchase contract (Note 4)	—	—	5,700
Accrued purchase obligation - Tazverik (1)	—	—	110,000
Repayments of long-term debt by contributions from non-controlling interests (2)	—	—	1,103,774
Milestone payable - Erleada (3)	12,400	—	18,600
(1)Related to our obligation under our agreement with Eisai to fund the final tranche of the Tazverik royalty for $110.0 million following the June 2020 FDA approval of additional indications of Tazverik.
(2)Related to the pro rata portion of RPIFT’s outstanding debt repaid by the Legacy Investors Partnerships.
(3)Related to the achievement of sales-based milestones that were not paid as of December 31, 2022 and 2020.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies

Funding Commitments

We have various funding commitments as of December 31, 2022 and 2021. See Note 3–Available for Sale Debt Securities for discussion of the respective arrangements.

Cytokinetics Commercial Launch Funding

As of December 31, 2022, $250 million of the Cytokinetics Commercial Launch Funding remained unfunded. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones. As of December 31, 2022, we expect $125 million of the optional $200 million to remain available under the Cytokinetics Commercial Launch Funding due to the likelihood that certain regulatory milestones will not be met by March 31, 2023.

Other Commitments

We have commitments to advance funds to counterparties through our investment in the Avillion Entities. Please refer to Note 9–Non-Consolidated Affiliates for details of these arrangements. We also have requirements to make Operating and Personnel Payments over the life of the Management Agreement as described in Note 16–Related Party Transactions.

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our consolidated balance sheets as of December 31, 2022 and 2021. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

16. Related Party Transactions

The Manager

The Manager is the investment manager of Royalty Pharma plc and its subsidiaries. The sole member of the Manager, Pablo Legorreta, holds an interest in us and serves as our Chief Executive Officer and Chairman of our board of directors.

In connection with the Exchange Offer Transactions (discussed in Note 1–Organization and Purpose), the Manager entered into the Management Agreement with us and our subsidiaries, the Continuing Investors Partnerships, and with the Legacy Investors Partnerships. Pursuant to the Management Agreement, we pay a quarterly operating and personnel payment to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from royalty investments for such quarter and 0.25% of the value of our security investments under GAAP as of the end of such quarter. The operating and personnel payment for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected on our consolidated net income, is calculated as the greater of $1 million per quarter and 0.3125% of royalties from Royalty Investments (as defined in the limited partnership agreements of the Legacy Investor Partnerships) during the previous twelve calendar months. Additionally, we also pay certain costs and expenses of the Manager.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Prior to the date of the Exchange Offer, the Manager received operating and personnel payments payable in equal quarterly installments that increased by 5% annually on a compounded basis under the terms of its management agreement with Old RPI and the Legacy Investors Partnerships.

The Manager or its affiliates receive an annual management fee payable in advance by Old RPI in equal quarterly installments under terms of the limited partnership agreements of the Legacy Investors Partnerships.

During 2022, 2021 and 2020, total operating and personnel payments incurred were $188.4 million, $145.2 million and $112.5 million, respectively, including the amounts attributable to Old RPI, and were recognized within General and administrative expenses in the consolidated statements of operations.

Distributions Payable to Legacy Non-Controlling Interests

The distributions payable to legacy non-controlling interests represent the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPI ICAV and RPSFT’s non-controlling interest in RPCT. The distributions payable to legacy non-controlling interests as of December 31, 2022 and 2021 include the following (in thousands):

	As of December 31, 2022	As of December 31, 2021
Due to Legacy Investors Partnerships	$87,522	$92,608
Due to RPSFT	7,281	15,326
Total distributions payable to legacy non-controlling interests	$94,803	$107,934

Acquisition from Bristol Myers Squibb

In November 2017, RPI Acquisitions (Ireland), Limited (“RPI Acquisitions”), a consolidated subsidiary, entered into a purchase agreement with Bristol Myers Squibb (“BMS”) to acquire from BMS a percentage of its future royalties on worldwide sales of Onglyza, Farxiga and related diabetes products marketed by AstraZeneca (the “Purchase Agreement”). On December 8, 2017, RPI Acquisitions entered into a purchase, sale and assignment agreement (“Assignment Agreement”) with a wholly owned subsidiary of BioPharma Credit PLC (“BPCR”), an entity related to us. Under the terms of the Assignment Agreement, RPI Acquisitions assigned the benefit of 50% of the payment stream acquired from BMS to BPCR in consideration for BPCR meeting 50% of the funding obligations owed to BMS under the Purchase Agreement.

As of December 31, 2022 and 2021, the financial royalty asset of $103.4 million and $130.9 million, respectively, on the consolidated balance sheets represents only our right to the future payment streams acquired from BMS.

Other Transactions

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI, Inc (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of December 31, 2022 and 2021. The financial impact associated with this transaction has not been material to date.

During 2020, we reimbursed Pablo Legorreta approximately $1.0 million for the cost of purchasing and donating ventilators to hospitals on behalf of Royalty Pharma.

In connection with the Exchange Offer, we acquired the Legacy SLP Interest from the Continuing Investors Partnerships in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy Investors Partnerships own a non-controlling interest in Old RPI and RPI ICAV. Refer to Note 9–Non-Consolidated Affiliates for additional discussion of the Legacy SLP Interest and our investments in other non-consolidated entities.

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.5 million and $1.6 million were held by non-controlling interests as of December 31, 2022 and 2021, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

17. Subsequent Events

In January 2023, we acquired an interest in Ionis Pharmaceuticals, Inc.’s royalty in Biogen’s Spinraza (nusinersen) and Novartis’ pelacarsen, a development-stage product, for up to $1.125 billion, including an upfront payment of $500 million and up to $625 million in additional pelacarsen milestone payments.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934, as amended). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control-Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting as of December 31, 2022. Their report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.     OTHER INFORMATION

Not applicable.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following documents are filed as part of this Form 10-K:
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
•Notes to the Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements.

15(a)(3) Exhibits.

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date	Filed or Furnished Herewith
3.1	Articles of Association of Royalty Pharma plc	8-K	3.1	6/19/2020
3.2	Articles of Association of Royalty Pharma Holdings Ltd	8-K	3.2	9/30/2022
4.1	Form of Class A Ordinary Share Certificate	S-1/A	4.1	6/11/2020
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934				x
10.1	Amended and Restated Management and Services Agreement dated October 3, 2022, among the Company and RP Management, LLC	10-Q	10.1	11/08/2022
10.2	Exchange Agreement dated June 16, 2020, among the Company, Royalty Pharma Holdings Ltd, RPI US Partners 2019, LP, RPI International Holdings 2019, LP, RPI International Partners 2019, LP and RPI EPA Holdings, LP	8-K	10.1	6/19/2020
10.3	Registration Rights Agreement dated June 18, 2020, among the Company and the Persons listed on Schedule A and Schedule B thereto	8-K	10.4	6/19/2020
10.4†	Form of Deed of Indemnity	S-1/A	10.5	6/2/2020
10.5†	Director Appointment Agreement, dated June 9, 2020, between the Company and Mr. Germano Giuliani	S-1/A	10.6	6/11/2020
10.6#	Amended and Restated Purchase and Sale Agreement, dated November 14, 2014, with the Cystic Fibrosis Foundation Therapeutics Incorporated	S-1/A	10.7	6/2/2020
10.7#	Amendment No. 1 to the Amended and Restated Purchase and Sale Agreement, dated October 13, 2016 with the Cystic Fibrosis Foundation	S-1/A	10.8	6/2/2020
10.8#	Research, Development and Commercialization Agreement, dated May 24, 2004, between the Cystic Fibrosis Foundation Therapeutics Incorporated and Vertex Pharmaceuticals Incorporated, as amended	S-1	10.9	5/22/2020
10.9#	Amendment No. 1 to Research, Development and Commercialization Agreement, dated January 6, 2006 by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.10	5/22/2020

10.10	Amendment No. 2 to Research, Development and Commercialization Agreement, dated January 1, 2006, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.11	5/22/2020
10.11#	Amendment No. 5 to Research, Development and Commercialization Agreement, dated April 1, 2011, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.12	5/22/2020
10.12#	Amendment No. 7 to Research, Development and Commercialization Agreement, dated September 1, 2016, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.13	5/22/2020
10.13	Amended and Restated Management and Services Agreement dated October 3, 2022, among Royalty Pharma Holdings Ltd and RP Management, LLC	10-Q	10.2	11/08/2022
10.14	Second Amended and Restated Management and Services Agreement dated October 3, 2022, among Royalty Pharma Investments 2019 ICAV and RP Management, LLC	10-Q	10.3	11/08/2022
10.15†	Form of Independent Director Equity Incentive Plan	S-1/A	10.15	6/11/2020
10.16	Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.1	9/2/2020
10.17	First Supplemental Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.2	9/2/2020
10.18	Registration Rights Agreement, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd, BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC	8-K	4.9	9/2/2020
10.19#	Amendment No. 2 to the Amended and Restated Purchase and Sale Agreement, dated October 30, 2020, by and among RPI Finance Trust, RPI 2019 Intermediate Finance Trust and Cystic Fibrosis Foundation	8-K	10.1	11/5/2020
10.20	Second Supplemental Indenture, dated as of July 26, 2021, Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee.	8-K	4.2	7/26/2021
21.1	Subsidiaries of the Registrant				x
23.1	Consent of Independent Registered Public Accounting Firm				x
24.1	Power of Attorney (reference is made to the signature page hereto)				x
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				x
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32*	Certifications of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101.INS	XBRL Taxonomy Extension Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	x

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

ROYALTY PHARMA PLC
(Registrant)

Date: February 15, 2023	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: February 15, 2023	/s/ Terrance Coyne
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

Signature	Title	Date
/s/ Pablo Legorreta	Chairman of the Board, Director & Chief Executive Officer (Principal Executive Officer and Royalty Pharma plc’s authorized representative in the United States)	February 15, 2023
Pablo Legorreta

/s/ Terrance Coyne	Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2023
Terrance Coyne

/s/ Bonnie Bassler	Director	February 15, 2023
Bonnie Bassler

/s/ Errol De Souza	Director	February 15, 2023
Errol De Souza

/s/ Catherine Engelbert	Director	February 15, 2023
Catherine Engelbert

/s/ Henry Fernandez	Director	February 15, 2023
Henry Fernandez

/s/ M. Germano Giuliani	Director	February 15, 2023
M. Germano Giuliani

/s/ David Hodgson	Director	February 15, 2023
David Hodgson

/s/ Ted Love	Director	February 15, 2023
Ted Love

/s/ Gregory Norden	Director	February 15, 2023
Gregory Norden

/s/ Rory Riggs	Director	February 15, 2023
Rory Riggs