Form 10-Q
period 2023-03-31
Royalty Pharma plc
filed 2023-05-09
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to __________
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 3, 2023, Royalty Pharma plc had 448,198,968 Class A ordinary shares outstanding and 158,938,641 Class B ordinary shares outstanding.

ROYALTY PHARMA PLC

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “target,” “forecast,” “guidance,” “goal,” “predicts,” “project,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective assets, our industry, our beliefs and our assumptions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q in the context of the numerous risks outlined in Part II under Item 1A. under “Risk Factors.”

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of March 31,	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$1,975,689	$1,710,751
Marketable securities	—	24,421
Financial royalty assets	610,022	691,319
Accrued royalty receivable	16,356	16,830
Available for sale debt securities	2,500	1,300
Other royalty income receivable	22,084	19,767
Other current assets	4,570	90,520
Total current assets	2,631,221	2,554,908

Financial royalty assets, net	13,661,816	13,493,106
Equity securities	101,529	112,348
Available for sale debt securities	267,200	226,300
Equity method investments	384,325	397,175
Other assets	28,030	29,629
Total assets	$17,074,121	$16,813,466

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to legacy non-controlling interests	$98,582	$94,803
Accounts payable and accrued expenses	6,657	7,906
Interest payable	13,199	54,162
Current portion of long-term debt	998,441	997,512
Other current liabilities	—	12,400
Total current liabilities	1,116,879	1,166,783

Long-term debt	6,122,942	6,118,810
Other liabilities	12,300	2,500
Total liabilities	7,252,121	7,288,093
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; 448,287 and 443,166 issued and outstanding, respectively	45	44
Class B ordinary shares, $0.000001 par value; 158,939 and 164,058 issued and outstanding, respectively	—	—
Class R redeemable shares, £1 par value; 50 and 50 issued and outstanding, respectively	63	63
Deferred shares, $0.000001 par value; 376,444 and 371,325 issued and outstanding, respectively	—	—
Additional paid-in capital	3,739,658	3,666,160
Retained earnings	2,216,811	1,964,689
Non-controlling interests	3,868,251	3,897,223
Treasury interests	(2,828)	(2,806)
Total shareholders’ equity	9,822,000	9,525,373

Total liabilities and shareholders’ equity	$17,074,121	$16,813,466

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Income and other revenues
Income from financial royalty assets	$664,687	$511,523
Revenue from intangible royalty assets	143	33,586
Other royalty income	19,141	16,940
Total income and other revenues	683,971	562,049

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	118,804	184,621
Research and development funding expense	500	100,500
Amortization of intangible assets	—	5,670
General and administrative expenses	85,695	51,540
Total operating expenses, net	204,999	342,331

Operating income	478,972	219,718

Other (income)/expense
Equity in earnings of equity method investees	(34,606)	(397)
Interest expense	46,950	47,063
Gains on derivative financial instruments	(7,090)	—
Losses on equity securities	10,818	36,162
(Gains)/losses on available for sale debt securities	(32,300)	16,579
Interest income	(16,702)	(9,529)
Other non-operating expense, net	2,813	1,757
Total other (income)/expenses, net	(30,117)	91,635
Consolidated net income before tax	509,089	128,083
Income tax expense	—	—
Consolidated net income	509,089	128,083

Net income attributable to non-controlling interests	168,334	76,322

Net income attributable to Royalty Pharma plc	$340,755	$51,761

Earnings per Class A ordinary share:
Basic	$0.76	$0.12
Diluted	$0.76	$0.12
Weighted average Class A ordinary shares outstanding:
Basic	445,612	433,956
Diluted	607,251	607,201
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Consolidated net income	$509,089	$128,083
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	1,625
Reclassification of unrealized gains on available for sale debt securities	—	(8,954)
Other comprehensive loss	$—	$(7,329)
Comprehensive income	$509,089	$120,754
Comprehensive income attributable to non-controlling interests	168,334	73,310
Comprehensive income attributable to Royalty Pharma plc	$340,755	$47,444

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	443,166	$44	164,058	$—	50	$63	371,325	$—	$3,666,160	$1,964,689	$3,897,223	$(2,806)	$9,525,373
Contributions	—	—	—	—	—	—	—	—	—	—	4,709	—	4,709
Distributions	—	—	—	—	—	—	—	—	—	—	(129,111)	—	(129,111)
Dividends ($0.20 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(88,633)	—	—	(88,633)
Other exchanges	5,119	1	(5,119)	—	—	—	5,119	—	72,925	—	(72,904)	(22)	—
Share based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	573	—	—	—	573
Net income	—	—	—	—	—	—	—	—	—	340,755	168,334	—	509,089
Balance at March 31, 2023	448,287	$45	158,939	$—	50	$63	376,444	$—	$3,739,658	$2,216,811	$3,868,251	$(2,828)	$9,822,000

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	432,963	$43	174,213	$—	50	$63	361,170	$—	$3,507,533	$2,255,179	$16,491	$4,471,951	$(2,715)	$10,248,545
Contributions	—	—	—	—	—	—	—	—	—	—	—	3,323	—	3,323
Distributions	—	—	—	—	—	—	—	—	—	—	—	(148,976)	—	(148,976)
Dividends ($0.19 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(82,263)	—	—	—	(82,263)
Other exchanges	2,351	—	(2,351)	—	—	—	2,351	—	35,175	—	130	(35,284)	(21)	—
Share-based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	496	—	—	—	—	496
Net income	—	—	—	—	—	—	—	—	—	51,761	—	76,322	—	128,083
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	957	668	—	1,625
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(5,274)	(3,680)	—	(8,954)
Balance at March 31, 2022	435,316	$43	171,862	$—	50	$63	363,521	$—	$3,543,204	$2,224,677	$12,304	$4,364,324	$(2,736)	$10,141,879

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Cash collections from financial royalty assets	$1,151,635	$621,689
Cash collections from intangible royalty assets	617	35,682
Other royalty cash collections	19,685	17,345
Distributions from equity method investees	16,267	20,690
Interest received	15,568	482
Development-stage funding payments - ongoing	(500)	(500)
Development-stage funding payments - upfront and milestone	—	(100,000)
Payments for operating and professional costs	(86,846)	(48,902)
Interest paid	(82,589)	(86,216)
Net cash provided by operating activities	1,033,837	460,270

Cash flows from investing activities:
Distributions from equity method investees	34,767	—
Investments in equity method investees	(3,579)	(3,050)
Purchases of equity securities	—	(34,000)
Purchases of available for sale debt securities	—	(64,579)
Proceeds from available for sale debt securities	—	15,625
Purchases of marketable securities	—	(177,354)
Proceeds from sales and maturities of marketable securities	24,391	274,608
Acquisitions of financial royalty assets	(601,705)	(85)
Milestone payments	(12,400)	—
Net cash (used in)/provided by investing activities	(558,526)	11,165

Cash flows from financing activities:
Distributions to legacy non-controlling interests - royalty receipts	(91,938)	(106,385)
Distributions to continuing non-controlling interests	(33,394)	(34,515)
Dividends to shareholders	(88,633)	(82,263)
Contributions from legacy non-controlling interests - R&D	279	624
Contributions from non-controlling interests - other	3,313	1,573
Net cash used in financing activities	(210,373)	(220,966)

Net change in cash and cash equivalents	264,938	250,469
Cash and cash equivalents, beginning of period	1,710,751	1,541,048
Cash and cash equivalents, end of period	$1,975,689	$1,791,517
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Purpose

Royalty Pharma plc is a public limited company incorporated under the laws of England and Wales that was created to facilitate the initial public offering (“IPO”) of our Class A ordinary shares. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis.

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

RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management vehicle, and is the successor to Royalty Pharma Investments, an Irish unit trust (“Old RPI”). RP Holdings is owned by RPI US Partners 2019, LP, a Delaware limited partnership, RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”) and Royalty Pharma plc. Prior to the Exchange Offer (defined below), Old RPI was owned by various partnerships (the “Legacy Investors Partnerships”).

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

Exchange Offer

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate the IPO. Through the Exchange Offer, investors which represented 82% of the aggregate limited partnership in the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in the Continuing Investors Partnerships. Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust (“RPI Intermediate FT”). We are entitled to 82% of the economics of Old RPI’s wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”), and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly owned by Royalty Pharma Select, an Irish unit trust.

2. Summary of Significant Accounting Policies

Basis of Preparation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist only of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under GAAP. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Royalty Pharma and all majority-owned and controlled subsidiaries, as well as variable interest entities, where we are the primary beneficiary. We consolidate based upon evaluation of our power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance. For consolidated entities where we own or are exposed to less than 100% of the economics, we record Net income attributable to non-controlling interests in our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

In 2022, we became an indirect owner of an 82% economic interest in Royalty Pharma Investments ICAV (“RPI ICAV”), which previously was owned directly by Old RPI.

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

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, available for sale debt securities, financial royalty assets, derivatives and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances as of March 31, 2023 and December 31, 2022 were held with State Street, Bank of America, U.S. Bank and Scotiabank. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, Biogen, AbbVie, Johnson & Johnson, Merck & Co., Pfizer, Astellas, Novartis and Gilead. As of March 31, 2023 and December 31, 2022, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, represented the largest individual marketer and payor of our royalties, accounting for 32% and 31%, respectively, of our current portion of financial royalty assets.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of income or revenue on our royalty assets.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2022.

3. Available for Sale Debt Securities

Cytokinetics Commercial Launch Funding

On January 7, 2022, we entered into a long-term funding agreement with Cytokinetics, Incorporated (“Cytokinetics”) to support further development of aficamten and potential commercialization of omecamtiv mecarbil. As part of the funding agreement, we agreed to provide capital (“Cytokinetics Commercial Launch Funding”) of up to $300 million, which is comprised of five tranches, including an initial tranche of $50 million that was funded upon closing. During 2022, we amended the funding agreement to increase the required draw amount, extend the draw period and modify the return for the second and third tranches. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). Each tranche has an interest-free and payment-free period of six calendar quarters, followed by 34 calendar quarters of installment re-payments totaling 1.9 times the amount drawn, except for the second and third tranches, which each total 2.0 times the amount drawn. As of March 31, 2023, $125 million of the optional $200 million remains available under the Cytokinetics Funding Commitments as certain regulatory milestones were not met.

We elected the fair value option to account for the Cytokinetics Commercial Launch Funding as it most accurately reflects the nature of the funding arrangement. The funded Cytokinetics Commercial Launch Funding is recorded within Available for sale debt securities on the condensed consolidated balance sheets. The Cytokinetics Funding Commitments, which include options and forwards over the subsequent tranches, are recognized at fair value within Other liabilities on the condensed consolidated balance sheets. The changes in the fair value of the funded Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments are recorded within (Gains)/losses on available for sale debt securities in the condensed consolidated statements of operations.

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding agreement with MorphoSys AG (“MorphoSys”) to support its acquisition of Constellation Pharmaceuticals, Inc. which closed on July 15, 2021. As part of the funding agreement, we agreed to provide MorphoSys up to $350 million of capital, of which MorphoSys was required to draw a minimum of $150 million. We elected the fair value option to account for our forward commitment to fund at least $150 million of capital and recorded the related change in fair value within (Gains)/losses on available for sale debt securities in the condensed consolidated statements of operations. In September 2022, we funded $300 million of capital (“Development Funding Bonds”) and our forward commitment was settled at the same time. We expect to receive a return of 2.2 times the amount of the Development Funding Bonds, payable on a quarterly basis over nine years, with the first payment beginning in the fourth quarter of 2024.

We elected the fair value option to account for the Development Funding Bonds as it most accurately reflects the nature of the instruments. The Development Funding Bonds are recorded within Available for sale debt securities on the consolidated balance sheets. The changes in the fair value of the Development Funding Bonds are recorded within (Gains)/losses on available for sale debt securities in the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our available for sale debt securities recorded at fair value as of March 31, 2023 and December 31, 2022 (in thousands):

	Cost	Unrealized(Losses)/Gains	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of March 31, 2023
Debt securities (1)	$359,400	$(89,700)	$269,700	$2,500	$267,200	$—	$269,700
Funding commitments (2)	(9,400)	(2,900)	(12,300)	—	—	(12,300)	(12,300)
Total available for sale debt securities	$350,000	$(92,600)	$257,400	$2,500	$267,200	$(12,300)	$257,400

As of December 31, 2022
Debt securities (1)	$359,400	$(131,800)	$227,600	$1,300	$226,300	$—	$227,600
Funding commitments (2)	(9,400)	6,900	(2,500)	—	—	(2,500)	(2,500)
Total available for sale debt securities	$350,000	$(124,900)	$225,100	$1,300	$226,300	$(2,500)	$225,100
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

4. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$1,213,033	$—	$—	$1,213,033	$5,068	$—	$—	$5,068
Marketable securities
Certificates of deposit	—	—	—	—	—	11,501	—	11,501
U.S. government securities	—	—	—	—	—	12,920	—	12,920
Available for sale debt securities (2)	—	—	2,500	2,500	—	—	1,300	1,300
Derivative instruments (3)	—	—	—	—	—	—	86,150	86,150
Total current assets	$1,213,033	$—	$2,500	$1,215,533	$5,068	$24,421	$87,450	$116,939

Equity securities	93,494	—	8,035	101,529	103,876	—	8,472	112,348
Available for sale debt securities (2)	—	—	267,200	267,200	—	—	226,300	226,300
Derivative instruments (3)	—	—	9,380	9,380	—	—	10,460	10,460
Royalty at fair value (4)	—	—	14,244	14,244	—	—	14,500	14,500
Total non-current assets	$93,494	$—	$298,859	$392,353	$103,876	$—	$259,732	$363,608

Liabilities:
Funding commitments (5)	—	—	(12,300)	(12,300)	—	—	(2,500)	(2,500)
Total non-current liabilities	$—	$—	$(12,300)	$(12,300)	$—	$—	$(2,500)	$(2,500)
(1)Recorded within Cash and cash equivalents on the condensed consolidated balance sheets.
(2)Reflect the fair values of the Development Funding Bonds and the funded portion of the Cytokinetics Commercial Launch Funding.
(3)Reflect the fair value of the Milestone Acceleration Option (defined below) which was recorded within Other assets as of March 31, 2023 and within Other assets and Other current assets as of December 31, 2022 on the condensed consolidated balance sheets.
(4)Recorded within Other assets on the condensed consolidated balance sheets. See Note 7–Non-Consolidated Affiliates for additional discussion.
(5)Related to the fair value of the Cytokinetics Funding Commitments which was recorded within Other liabilities on the condensed consolidated balance sheets.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the first quarter of 2023 and 2022, we recognized losses of $10.8 million and gains of $5.5 million, respectively, on equity securities still held as of March 31, 2023.

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended March 31, 2023
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$8,472	$227,600	$(2,500)	$96,610	$14,500
Losses on equity securities	(437)	—	—	—	—
Gains on derivative financial instruments	—	—	—	7,090	—
Gains/(losses) on available for sale debt securities included in earnings	—	42,100	(9,800)	—	—
Other non-operating expense	—	—	—	—	(256)
Settlement (1)	—	—	—	(94,320)	—
Balance at the end of the period	$8,035	$269,700	$(12,300)	$9,380	$14,244
(1)Represents the fair value of the Milestone Acceleration Option (defined below) attributable to the intranasal indication of zavegepant which was settled when the U.S. Food and Drug Administration (“FDA”) approved Zavzpret in March 2023.

	For the Three Months Ended March 31, 2022
	Equity Securities	Debt Securities	Forwards	Funding Commitments
Balance at the beginning of the period	$43,013	$253,700	$16,700	$—
Purchases	—	64,579	—	—
Gains/(losses) on initial recognition (1)	—	9,400	—	(9,400)
Gains on equity securities	19,525	—	—	—
Unrealized gains on available for sale debt securities included in other comprehensive losses	—	1,625	—	—
(Losses)/gains on available for sale debt securities included in earnings	—	(1,600)	(15,979)	1,000
Settlements (2)	—	1,921	(1,921)	—
Redemptions	—	(15,625)	—	—
Balance at the end of the period	$62,538	$314,000	$(1,200)	$(8,400)
(1)Represents the purchase price allocation to arrive at the appropriate fair value on initial recognition.
(2)Reflects the fair value attributed to our commitment to purchase Series B Biohaven Preferred Shares that were settled simultaneously with the acquisition of the Series B Biohaven Preferred Shares in the first quarter of 2022. Following Pfizer’s acquisition of Biohaven in October 2022, we purchased all remaining unissued Series B Biohaven Preferred Shares and we received accelerated redemption payments for all outstanding Series B Biohaven Preferred Shares.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements as of March 31, 2023 and December 31, 2022 in the fair value hierarchy.

ApiJect Investment

We utilized the discounted cash flow method using Level 3 inputs, including forecasted cash flows and the weighted average cost of capital, to estimate the fair value as of March 31, 2023 and December 31, 2022 of the equity securities and revenue participation right that we acquired from ApiJect Holdings, Inc. (“ApiJect”), a private company. Our estimate of the forecasted cash flows and the weighted average cost of capital could reasonably be different than those selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Refer to Note 7–Non-Consolidated Affiliates for additional discussion.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cytokinetics Commercial Launch Funding and Cytokinetics Funding Commitments

We estimated the fair value of the funded Cytokinetics Commercial Launch Funding as of March 31, 2023 and December 31, 2022 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Commercial Launch Funding require significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of March 31, 2023 and December 31, 2022 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of March 31, 2023 and December 31, 2022, this methodology incorporates Level 3 fair value measurements and inputs, including an assumed interest rate volatility of 30% and an assumed risk-adjusted discount rate of 15.9% and 13.5%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

MorphoSys Development Funding Bonds

The fair value of the Development Funding Bonds as of March 31, 2023 and December 31, 2022, was based on a discounted cash flow calculation using estimated risk-adjusted discount rates, which are Level 3 fair value inputs. Our estimate of the risk adjusted discount rates could reasonably be different than the discount rates selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Milestone Acceleration Option

On August 7, 2020, we entered into an expanded funding agreement with Biohaven to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones payable over time. Upon a change of control event, we had the option to cause Biohaven to accelerate the payment of the zavegepant milestone payments, if triggered, in a lump sum amount (“Milestone Acceleration Option”). The Milestone Acceleration Option is an embedded derivative instrument for which the associated fair value was not material prior to the second quarter of 2022, when Pfizer announced its intended acquisition of Biohaven. On October 3, 2022, Pfizer acquired Biohaven and we elected to accelerate the zavegepant success-based milestone payments in a lump sum amount. In March 2023, the FDA approved Zavzpret (zavegepant), a calcitonin gene-related peptide receptor antagonist nasal spray for the acute treatment of migraine with or without aura in adults, which triggered a milestone payment of $475 million that we received in the same month and resulted in a partial settlement of the derivative instrument. The remaining fair value of the Milestone Acceleration Option as of March 31, 2023 was related to the oral indication of zavegepant.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We estimated the fair value of the Milestone Acceleration Option as of March 31, 2023 and December 31, 2022 using the “with-and-without” methodology, which is a variation of the income approach and is based on the difference between cash flows for two different scenarios. The prospective cash flows for the success-based milestone payments include the Milestone Acceleration Option in the first scenario. For the second scenario, the prospective cash flows are estimated assuming they remain payable over time. The difference between the fair value of these two scenarios represents the fair value of the Milestone Acceleration Option. This methodology includes the use of Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rate which was primarily based on Pfizer’s cost of debt and management’s estimated probabilities of achieving the success-based milestones. Assessing the likelihood that the success-based milestones are achieved over the duration of the Milestone Acceleration Option and developing a risk-adjusted discount rate require significant judgement. Our estimate of a risk adjusted discount rate and the probabilities of achieving marketing approval could reasonably be different than those determined by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Other Financial Instruments

As of March 31, 2023, we did not have any financial instruments recorded at fair value using Level 2 inputs. As of December 31, 2022, financial instruments whose fair values are measured on a recurring basis using Level 2 inputs primarily consist of certificates of deposit and U.S. government securities. We measure the fair value of these financial instruments with the help of third-party pricing services that provide quoted market prices in active markets for similar securities or observable inputs for their pricing without applying significant adjustments.

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. Management calculates the fair value of financial royalty assets using the forecasted royalty payments that are expected to be received based on the projected product sales for all royalty bearing products which are estimated using sell-side equity research analysts’ consensus sales forecasts. These projected future royalty payments by asset along with any projected incoming or outgoing milestone payments, are then discounted to a present value using appropriate individual discount rates. The fair value of financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. The estimated fair values and related carrying values of the non-current portion of financial royalty assets as of March 31, 2023 and December 31, 2022 are presented below (in thousands):

	As of March 31, 2023		As of December 31, 2022
	Fair Value	Carrying Value, net	Fair Value	Carrying Value, net
Financial royalty assets, net	$18,053,990	$13,661,816	$17,314,094	$13,493,106

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

		As of March 31, 2023
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value (5)
Cystic fibrosis franchise	2037 (2)	$5,321,497	$—	$5,321,497
Tysabri	(3)	1,641,736	(199,647)	1,442,089
Trelegy	2029-2030	1,266,469	—	1,266,469
Tremfya	2031-2032	902,341	(63,894)	838,447
Xtandi	2027-2028	986,163	(204,782)	781,381
Evrysdi	2030-2035 (4)	761,216	—	761,216
Other	2024-2041	6,015,720	(2,032,144)	3,983,576
Total		$16,895,142	$(2,500,467)	$14,394,675
Less: Cumulative allowance for credit losses (Note 6)				(122,837)
Total current and non-current financial royalty assets, net				$14,271,838
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
(4)Key U.S. patents on Evrysdi expire in 2035. Our royalty will end when aggregate royalties paid to us equal $1.3 billion.
(5)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 6–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

As of March 31, 2023, the balance of $14.3 billion above for total current and non-current financial royalty assets, net included $561.7 million in unapproved financial royalty assets held at cost which were primarily related to seltorexant, olpasiran, pelacarsen and KarXT.

		As of December 31, 2022
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value (4)
Cystic fibrosis franchise	2037 (2)	$5,333,535	$(10,908)	$5,322,627
Tysabri	(3)	1,683,441	(212,283)	1,471,158
Trelegy	2029-2030	1,284,054	(24,126)	1,259,928
Tremfya	2031-2032	894,160	—	894,160
Imbruvica	2027-2032	1,436,969	(660,703)	776,266
Xtandi	2027-2028	1,009,168	(235,625)	773,543
Other	2024-2041	5,134,980	(1,332,815)	3,802,165
Total		$16,776,307	$(2,476,460)	$14,299,847
Less: Cumulative allowance for credit losses (Note 6)				(115,422)
Total current and non-current financial royalty assets, net				$14,184,425
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

The cumulative allowance for changes in expected future cash flows from financial royalty assets is presented net within the non-current portion of financial royalty assets on the condensed consolidated balance sheets and includes the following activities:

•the movement in the cumulative allowance related to changes in forecasted royalty payments expected to be received based on projected product sales for royalty bearing products which are estimated by sell-side equity research analysts’ consensus sales forecasts,
•the write-off of cumulative allowance at the end of a royalty asset’s life which only impacts the condensed consolidated balance sheets, and
•the movement in the cumulative allowance for current expected credit losses, primarily associated with new financial royalty assets with limited protective rights and changes in the underlying cash flow forecasts of financial royalty assets with limited protective rights.

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands):

Activity for the Period
Balance at December 31, 2022 (1)	$(2,591,882)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(328,695)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	217,306
Write-off of cumulative allowance	87,382
Current period provision for credit losses, net (2)	(7,415)
Balance at March 31, 2023	$(2,623,304)
(1)Includes $115.4 million related to cumulative allowance for credit losses.
(2)In the first quarter of 2023, the provision expense for credit losses was primarily related to the increase in the value of Tazverik.

7. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ApiJect

In April 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment in ApiJect is recorded within Equity securities and the change in fair value is recorded within Losses on equity securities. The fair value of the revenue participation right is recorded within Other assets and the change in fair value is recorded within Other non-operating expense, net. No amounts were due from ApiJect as of March 31, 2023.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this quarterly report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. We recorded income allocations of $1.7 million and $4.5 million within Equity in earnings of equity method investees in the first quarter of 2023 and 2022, respectively. We collected cash receipts from the Legacy SLP Interest of $2.6 million and $7.3 million in the first quarter of 2023 and 2022, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. We recorded income allocations from the Avillion Entities of $32.9 million in the first quarter of 2023 and loss allocations of $4.1 million in the first quarter of 2022 within Equity in earnings of equity method investees.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.6 million and $13.4 million in the first quarter of 2023 and 2022, respectively.

In May 2018, RPIFT entered into an agreement with Avillion II, which was amended in July 2021 and June 2022, to fund a total of $150.0 million over multiple years for a portion of the costs of Phase 2 and 3 clinical trials to advance Airsupra, formerly known as PT027, which was approved by the FDA in January 2023. Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. In January 2023, AstraZeneca notified Avillion II that it elected to pay a fee of $80 million to Avillion II to exercise an option to commercialize Airsupra in the United States. In March 2023, we received our pro rata portion of the exercise fee of $34.8 million from Avillion II.

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of March 31, 2023 and December 31, 2022, RPIFT had unfunded commitments related to the Avillion Entities of $25.3 million and $28.8 million, respectively.

8. Research & Development (“R&D”) Funding Expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. R&D funding expense includes development-stage funding payments that are made upfront or upon pre-approval milestones and development-stage funding payments that are made over time as the related product candidates undergo clinical trials with our counterparties. During the first quarter of 2023 and 2022, we did not enter into any new ongoing R&D funding arrangements.

We recognized R&D funding expense of $0.5 million in the first quarter of 2023 related to ongoing development-stage funding payments. We recognized R&D funding expense of $100.5 million in the first quarter of 2022 primarily related to upfront and milestone development-stage funding payments of $100.0 million to Cytokinetics to acquire a royalty on a development-stage product candidate.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Borrowings

Our borrowings as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of March 31, 2023	As of December 31, 2022
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Unamortized debt discount and issuance costs			(178,617)	(183,678)
Total debt carrying value			7,121,383	7,116,322
Less: Current portion of long-term debt			(998,441)	(997,512)
Total long-term debt			$6,122,942	$6,118,810

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly-owned subsidiary. We are required to comply with certain covenants under our Notes and as of March 31, 2023, we were in compliance with all applicable covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2023 and December 31, 2022, the fair value of our outstanding Notes using Level 2 inputs was approximately $5.9 billion and $5.7 billion, respectively.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement, which was further amended on October 31, 2022 (the “Credit Agreement”). The Credit Agreement amended and restated the prior credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Revolving Credit Facility has a maturity date of October 31, 2027. As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of March 31, 2023, RP Holdings was in compliance with these covenants.

Principal Payments on the Notes

The future principal payments for our borrowings as of March 31, 2023 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2023	$1,000,000
2024	—
2025	1,000,000
2026	—
2027	1,000,000
Thereafter	4,300,000
Total (1)	$7,300,000
(1)Excludes unamortized debt discount and issuance costs of $178.6 million as of March 31, 2023, which are amortized through interest expense over the remaining life of the underlying debt obligations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Shareholders’ Equity

Capital Structure

We have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up of the Company. As of March 31, 2023, we have 448,287 thousand Class A ordinary shares and 158,939 thousand Class B ordinary shares outstanding.

An exchange agreement entered into in connection with the IPO by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings (the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of March 31, 2023, we have 376,444 thousand deferred shares outstanding.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. The Class R redeemable shares may be redeemed at our option in the future. Any such redemption would be at the nominal value of £1 each.

Non-Controlling Interests

The changes in the balance of our four non-controlling interests for the first quarter of 2023 and 2022 are as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2022	$(597)	$1,527,887	$2,369,933	$—	$3,897,223
Contributions	—	3,795	914	—	4,709
Distributions	(568)	(95,149)	(33,394)	—	(129,111)
Other exchanges	—	—	(72,904)	—	(72,904)
Net income	1,025	44,052	123,257	—	168,334
March 31, 2023	$(140)	$1,480,585	$2,387,806	$—	$3,868,251

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships (1)	EPA Holdings	Total
December 31, 2021	$13,528	$1,809,269	$2,649,154	$—	$4,471,951
Contributions	—	1,970	1,353	—	3,323
Distributions	(10,260)	(104,201)	(34,515)	—	(148,976)
Other exchanges	—	—	(35,284)	—	(35,284)
Net income	5,141	50,520	20,661	—	76,322
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	286	382	—	668
Reclassification of unrealized gains on available for sale debt securities	—	(1,575)	(2,105)	—	(3,680)
March 31, 2022	$8,409	$1,756,269	$2,599,646	$—	$4,364,324

(1)Related to the Continuing Investors Partnerships’ ownership of approximately 26% and 28% in RP Holdings through their ownership of RP Holdings Class B Interests as of March 31, 2023 and 2022, respectively. Royalty Pharma owns the remaining 74% and 72% of RP Holdings through its ownership of RP Holdings Class A Interests and RP Holdings Class B Interests as of March 31, 2023 and 2022, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. In the first quarter of 2023, we declared and paid one quarterly cash dividend of $0.20 per Class A ordinary share for an aggregate amount of $88.6 million to holders of our Class A ordinary shares.

Class A Ordinary Share Repurchase

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027. Share repurchases may be made in the open market or in privately negotiated transactions. We did not repurchase any Class A ordinary shares in the first quarter of 2023.

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares have been reserved for future issuance to our independent directors.

RSU Activity and Share-based Compensation

We grant RSUs to our independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized based on estimated fair value of the award on the grant date and amortized on a straight-line basis over the requisite service period of generally one year as part of General and administrative expenses in the condensed consolidated statements of operations. In the first quarter of 2023 and 2022, respectively, we did not recognize material share-based compensation expenses.

11. Earnings per Share

For the first quarter of 2023 and 2022, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share for the first quarter of 2023 and 2022 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Numerator
Consolidated net income	$509,089	$128,083
Less: Net income attributable to Continuing Investors Partnerships	123,257	20,661
Less: Net income attributable to Legacy Investors Partnerships and RPSFT	45,077	55,661
Net income attributable to Royalty Pharma plc - basic	340,755	51,761
Add: Reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B ordinary shares	123,257	20,661
Net income attributable to Royalty Pharma plc - basic and diluted	$464,012	$72,422

Denominator
Weighted average Class A ordinary shares outstanding - basic	445,612	433,956
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	161,612	173,220
Unvested RSUs	27	25
Weighted average Class A ordinary shares outstanding - diluted	607,251	607,201

Earnings per Class A ordinary share - basic	$0.76	$0.12
Earnings per Class A ordinary share - diluted	$0.76	$0.12

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Consolidated net income	$509,089	$128,083
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(664,687)	(511,523)
Provision for changes in expected cash flows from financial royalty assets	118,804	184,621
Amortization of intangible assets	—	5,670
Amortization of debt discount and issuance costs	5,324	5,343
Gains on derivative financial instruments	(7,090)	—
Losses on equity securities	10,818	36,162
Equity in earnings of equity method investees	(34,606)	(397)
Distributions from equity method investees	16,267	20,690
Share-based compensation	573	496
Interest income accretion	—	(8,954)
(Gains)/losses on available for sale debt securities	(32,300)	16,579
Other	3,147	1,523
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	1,151,635	621,689
Accrued royalty receivable	474	2,096
Other royalty income receivable	(1,200)	405
Other current assets	(199)	1,242
Accounts payable and accrued expenses	(1,249)	1,042
Interest payable	(40,963)	(44,497)
Net cash provided by operating activities	$1,033,837	$460,270

13. Commitments and Contingencies

Cytokinetics Funding Commitments

As of March 31, 2023, $250 million of the Cytokinetics Commercial Launch Funding remained unfunded. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones. As of March 31, 2023, $125 million of the optional $200 million remains available under the Cytokinetics Funding Commitments as certain regulatory milestones were not met.

Other Commitments

We have commitments to advance funds to counterparties through our investment in the Avillion Entities. Please refer to Note 7–Non-Consolidated Affiliates for details of these arrangements. We also have requirements to make Operating and Personnel Payments (defined below) over the life of the Management Agreement as described in Note 14–Related Party Transactions.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

14. Related Party Transactions

The Manager

The Manager is the investment manager of Royalty Pharma plc and its subsidiaries. The sole member of the Manager, Pablo Legorreta, holds an interest in us and serves as our Chief Executive Officer and Chairman of our board of directors.

In connection with the Exchange Offer (discussed in Note 1–Organization and Purpose), the Manager entered into the Management Agreement with us and our subsidiaries, the Continuing Investors Partnerships, and with the Legacy Investors Partnerships. Pursuant to the Management Agreement, we pay a quarterly operating and personnel payment to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from royalty investments for such quarter and 0.25% of the value of our security investments under GAAP as of the end of such quarter. The operating and personnel payment for Old RPI, an obligation of the Legacy Investors Partnerships as a non-controlling interest in Old RPI and for which the expense is reflected on our consolidated net income, is calculated as the greater of $1 million per quarter and 0.3125% of royalties from Royalty Investments (as defined in the limited partnership agreements of the Legacy Investor Partnerships) during the previous twelve calendar months. Additionally, we also pay certain costs and expenses of the Manager.

During the first quarter of 2023 and 2022, total operating and personnel payments incurred were $75.0 million and $41.2 million, respectively, including the amounts attributable to Old RPI, and were recognized within General and administrative expenses in the condensed consolidated statements of operations.

Distributions Payable to Legacy Non-Controlling Interests

The distributions payable to legacy non-controlling interests represent the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPI ICAV and RPSFT’s non-controlling interest in RPCT. The distributions payable to legacy non-controlling interests include the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Due to Legacy Investors Partnerships	$94,283	$87,522
Due to RPSFT	4,299	7,281
Total distributions payable to legacy non-controlling interests	$98,582	$94,803

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of March 31, 2023 and December 31, 2022, the financial royalty asset of $95.7 million and $103.4 million, respectively, on the condensed consolidated balance sheets represents only our right to the future payment streams acquired from BMS.

Other Transactions

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI Inc. (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both March 31, 2023 and December 31, 2022. The financial impact associated with this transaction has not been material to date.

In connection with the Exchange Offer, we acquired the Legacy SLP Interest from the Continuing Investors Partnerships in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy Investors Partnerships own a non-controlling interest in Old RPI and RPI ICAV. Refer to Note 7–Non-Consolidated Affiliates for additional discussion of the Legacy SLP Interest and our investments in other non-consolidated entities.

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.4 million and $1.5 million were held by non-controlling interests as of March 31, 2023 and December 31, 2022, respectively.

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations, cash flows and other changes in financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes to our consolidated financial statements included in our Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Special Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in Part II, Item 1A. Risk Factors.

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

Background and Format of Presentation

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate our IPO. Through the Exchange Offer, investors which represented 82% of the aggregate limited partnership interests in the various partnerships (the “Legacy Investors Partnerships”) that owned Royalty Pharma Investments, an Irish unit trust (“Old RPI”) exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP, a Delaware limited partnership, or RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”).

We operate and control the business affairs of Royalty Pharma Holdings Ltd (“RP Holdings”). We include RP Holdings and its subsidiaries in our condensed consolidated financial statements. RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV, which is an Irish collective asset management vehicle and is the successor to Old RPI.

Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust. We are entitled to 82% of the economics of Old RPI’s wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust, and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). The remaining 34% of RPCT is owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which is wholly-owned by Royalty Pharma Select, an Irish unit trust.

In 2022, we became the indirect owner of an 82% economic interest in Royalty Pharma Investments ICAV (“RPI ICAV”), which was previously owned directly by Old RPI.

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

As a result of the non-cash charges associated with applying the effective interest method accounting methodology to our financial royalty assets, our condensed consolidated income statement activity can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition which generates a corresponding cumulative allowance that reduces the gross asset balance, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise and beginning in the second quarter of 2015, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expense in our condensed consolidated income statements. Over the course of 10 quarters, we continued to recognize non-cash provision expense as a result of these changes in forecasts including non-cash provision expense of $743.2 million in 2016, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty. While small reductions in the cumulative allowance for the cystic fibrosis franchise were recognized as provision income over the course of 2017 and 2018, there remained a $1.10 billion cumulative allowance that was fully reduced by recognizing non-cash provision income of $1.10 billion in 2019 as a result of an increase in sell-side equity research analysts’ consensus sales forecasts associated with the Trikafta approval. This example illustrates the volatility caused by our accounting model in our condensed consolidated income statements.

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

Portfolio Overview

Our portfolio consists of royalties on more than 35 marketed therapies and 11 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neurology, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty receipts for the first quarter of 2023 and 2022 by product in order of contribution to royalty receipts for the first quarter of 2023 (in thousands).

			Royalty Receipts
Royalties	Marketer(s)	Therapeutic Area	Three Months Ended March 31,
			2023	2022
Zavzpret milestone (1)	Pfizer	Neurology	$475,000	$—
Cystic fibrosis franchise (2)	Vertex	Rare disease	216,574	201,882
Tysabri	Biogen	Neurology	85,885	97,439
Imbruvica	AbbVie, Johnson & Johnson	Cancer	69,014	87,171
Promacta	Novartis	Hematology	49,570	47,897
Trelegy	GSK	Respiratory	48,274	—
Xtandi	Pfizer, Astellas	Cancer	43,776	43,395
Tremfya	Johnson & Johnson	Immunology	31,588	28,224
Evrysdi	Roche	Rare disease	17,533	9,197
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	15,590	12,857
Farxiga/Onglyza	AstraZeneca	Diabetes	11,622	9,469
Trodelvy	Gilead	Cancer	7,910	4,892
Erleada	Johnson & Johnson	Cancer	6,832	4,886
Orladeyo	BioCryst	Rare disease	6,792	4,426
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	5,827	4,712
Nurtec ODT/Biohaven payment (3)	Pfizer	Neurology	5,261	20,375
Emgality	Lilly	Neurology	5,014	4,764
Prevymis (4)	Merck & Co.	Infectious disease	—	4,126
Other products (5)			120,909	125,319
Total royalty receipts			$1,222,971	$711,031
(1)Related to a $475.0 million milestone payment that we received following the U.S. Food and Drug Administration (“FDA”) approval of Zavzpret.
(2)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(3)In 2022, royalty receipts include the $15.6 million quarterly redemption payment related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the condensed consolidated statements of cash flows). The Series A Biohaven Preferred Shares were fully redeemed in October 2022 following Pfizer’s acquisition of Biohaven. The remaining amounts are related to royalty receipts from Nurtec ODT.
(4)We receive royalty payments on Prevymis’ annual worldwide net sales up to $300 million, which was reached in the third quarter of 2022. As such, we did not receive royalty receipts on Prevymis in the first quarter of 2023 related to the fourth quarter of 2022.
(5)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion I, for which receipts are presented as Distributions from equity method investees in the operating section of the condensed consolidated statements of cash flows), Cimzia, Entyvio, IDHIFA, Januvia, Janumet, Other DPP-IVs, Letairis, Lexiscan, Mircera, Myozyme, Nesina, Oxlumo, Soliqua, Tazverik and distributions from the Legacy SLP Interest (defined below). In the first quarter of 2023, amount also includes a receipt of $34.8 million from our joint venture investee, Avillion II for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in the United States (presented as Distributions from equity method investees in the investing section of the condensed consolidated statements of cash flows).

Financial Overview

Financial Highlights

•Net cash provided by operating activities totaled $1.0 billion and $460.3 million for the first quarter of 2023 and 2022, respectively. Net cash provided by operating activities is the closest comparable GAAP financial measure to the supplemental non-GAAP liquidity measures that follow.
•Adjusted Cash Receipts (a non-GAAP metric) totaled $1.1 billion and $604.6 million for the first quarter of 2023 and 2022, respectively.
•Adjusted EBITDA (a non-GAAP metric) totaled $1.0 billion and $555.7 million for the first quarter of 2023 and 2022, respectively.
•Adjusted Cash Flow (a non-GAAP metric) totaled $973.4 million and $367.1 million for the first quarter of 2023 and 2022, respectively.

Understanding Our Results of Operations

We report non-controlling interests related to the portion of ownership interests of consolidated subsidiaries not owned by us and which are attributable to:

1. The Legacy Investors Partnerships’ ownership of approximately 18% of Old RPI and RPI ICAV. The value of this non-controlling interest will decline over time as the assets in Old RPI and RPI ICAV expire.

2. A de minimis interest in RPCT held by RPSFT. The value of this non-controlling interest was substantially eliminated as of December 31, 2022.

The Legacy Investors Partnership together with RPSFT are referred to as the “legacy non-controlling interests.” The legacy non-controlling interests are the only historical non-controlling interests that existed prior to our IPO.

Additionally, following the consummation of our IPO, we also report non-controlling interests related to:

3.    The Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests was approximately 26% as of March 31, 2023. RP Holdings Class B Interests are exchangeable into Class A ordinary shares. The value of this non-controlling interest will decline over time if the investors who indirectly own RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

The Continuing Investors Partnerships are referred to as the “continuing non-controlling interests.”

4.    RPI EPA Holdings, LP’s (“EPA Holdings”) ownership of RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”).

EPA Holdings is entitled to receive equity distributions through its RP Holdings Class C Special Interest (“Equity Performance Awards”). Equity Performance Awards owed to EPA Holdings will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interest related to the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. EPA Holdings may also receive a periodic cash advance in respect of the RP Holdings Class C Special Interest to the extent necessary for EPA Holdings or any of its beneficial owners to pay when due any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest. We do not currently expect any material Equity Performance Awards to be payable until certain performance conditions are met, which we do not expect to occur until the mid-2020s.

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

We recognize interest income related to our financial royalty assets. Royalty revenue solely relates to our intangible royalty assets from our DPP-IV products. Our royalties on DPP-IV products have substantially ended in the first quarter of 2022 and we do not expect any material revenue in the future periods. For the first quarter of 2023 and 2022, the royalty payors accounting for greater than 10% of our total income and other revenues in any one period are shown in the table below:

		For the Three Months Ended March 31,
Royalty Payor	Royalty	2023	2022
Vertex	Cystic fibrosis franchise	30%	35%
AbbVie	Imbruvica	*	16%
Pfizer	Nurtec ODT, Zavzpret	23%	*
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

Equity in earnings of equity method investees

Equity in earnings of equity method investees primarily includes the results of our share of income or loss from the following non-consolidated affiliates:

1. Legacy SLP Interest. In connection with the Exchange Offer, we acquired an equity method investment from the Continuing Investors Partnerships in the form of a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) in exchange for issuing shares in our subsidiary. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and a performance income allocation on a similar basis. As the Legacy Investors Partnerships no longer participate in investment opportunities, the value of the Legacy SLP Interest is expected to decline over time.

2. The Avillion Entities. The Avillion Entities (as defined below) partner with global biopharmaceutical companies to perform R&D in exchange for success-based milestones or royalties if products are commercialized. Our investments in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II” and together with Avillion I, the “Avillion Entities”) are accounted for using the equity method.

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

Results of Operations

The comparison of our historical results of operations for the first quarter of 2023 and 2022 is as follows (in thousands):

	For the Three Months Ended March 31,		Change
	2023	2022	$	%
Income and other revenues
Income from financial royalty assets	$664,687	$511,523	$153,164	29.9%
Revenue from intangible royalty assets	143	33,586	(33,443)	(99.6)%
Other royalty income	19,141	16,940	2,201	13.0%
Total income and other revenues	683,971	562,049	121,922	21.7%
Operating expenses
Provision for changes in expected cash flows from financial royalty assets	118,804	184,621	(65,817)	(35.6)%
Research and development funding expense	500	100,500	(100,000)	(99.5)%
Amortization of intangible assets	—	5,670	(5,670)	(100.0)%
General and administrative expenses	85,695	51,540	34,155	66.3%
Total operating expenses, net	204,999	342,331	(137,332)	(40.1)%
Operating income	478,972	219,718	259,254	118.0%
Other (income)/expense
Equity in earnings of equity method investees	(34,606)	(397)	(34,209)	*
Interest expense	46,950	47,063	(113)	(0.2)%
Other (income)/expenses, net	(42,461)	44,969	(87,430)	(194.4)%
Total other (income)/expenses, net	(30,117)	91,635	(121,752)	(132.9)%
Consolidated net income	509,089	128,083	381,006	297.5%
Net income attributable to non-controlling interests	168,334	76,322	92,012	120.6%
Net income attributable to Royalty Pharma plc	$340,755	$51,761	$288,994	558.3%
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products for the first quarter of 2023 and 2022 is as follows, in order of contribution to income for the first quarter of 2023 (in thousands):

	For the Three Months Ended March 31,		Change
	2023	2022	$	%
Cystic fibrosis franchise	$204,536	$194,457	$10,079	5.2%
Zavzpret	153,639	—	153,639	n/a
Imbruvica	56,597	87,627	(31,030)	(35.4)%
Tysabri	44,180	52,521	(8,341)	(15.9)%
Tremfya	39,770	16,149	23,621	146.3%
Trelegy	30,688	—	30,688	n/a
Other products	135,277	160,769	(25,492)	(15.9)%
Total income from financial royalty assets	$664,687	$511,523	$153,164	29.9%

Income from financial royalty assets increased by $153.2 million, or 29.9%, in the first quarter of 2023 compared to the first quarter of 2022, primarily driven by the FDA approval of Pfizer’s Zavzpret in March 2023. This FDA approval resulted in our receipt of a $475.0 million milestone payment and $153.6 million of interest income recognized in the current period. The difference between the milestone payment and interest income is attributable to the derecognition of the related financial royalty asset and the settlement of the related derivative instrument. The increase is further driven by income from recently acquired assets such as Trelegy and the strong performance of Tremfya and the cystic fibrosis franchise. The increase in income was partially offset by declines in sell-side equity research analysts’ consensus sales forecasts for Imbruvica and Tysabri.

Revenue from intangible royalty assets

Revenue from intangible royalty assets decreased by $33.4 million, or 99.6%, in the first quarter of 2023 compared to the first quarter of 2022, primarily driven by the maturity of our royalties on Januvia and Janumet in the first quarter of 2022.

Other royalty income

Other royalty income was relatively flat in the first quarter of 2023 compared to the first quarter of 2022.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
Royalty		Royalty
Imbruvica	$198,081	Imbruvica	$108,910
Tremfya	63,894	Tazverik	64,356
Tazverik	(37,938)	IDHIFA	38,491
IDHIFA	(45,404)	Xtandi	24,857
Evrysdi	(46,077)	Cystic fibrosis franchise	(48,636)
Other	(21,167)	Other	46,224
Total provision, exclusive of provision for credit losses	111,389	Total provision, exclusive of provision for credit losses	234,202
Provision for current expected credit losses	7,415	Provision for current expected credit losses	(49,581)
Total provision	$118,804	Total provision	$184,621
In the first quarter of 2023, we recorded provision expense of $118.8 million, comprised of $111.4 million in provision expense for changes in expected cash flows and $7.4 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows for Imbruvica and Tremfya primarily due to significant declines in sell-side equity research analysts’ consensus sales forecasts which was partially offset by provision income recorded for Evrysdi, IDHIFA and Tazverik due to significant increases in sell-side equity research analysts’ consensus forecasts. The provision expense for current expected credit losses was primarily driven by an increase in the financial asset value for Tazverik, a product that has experienced a recent swing in consensus estimates which result in a corresponding impact to the related provision for current expected credit losses.

In the first quarter of 2022, we recorded provision expense of $184.6 million, comprised of $234.2 million in provision expense for changes in expected cash flows and $49.6 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows for Imbruvica and Tazverik, primarily due to significant declines in sell-side equity research analysts’ consensus forecasts partially offset by provision income for the cystic fibrosis franchise due to a significant increase in sell-side equity research analysts’ consensus forecasts. The provision income for credit losses was primarily driven by a significant decrease in the financial asset value for Tazverik.

R&D funding expense

R&D funding expense decreased by $100.0 million, or 99.5%, for the first quarter of 2023 as compared to the first quarter of 2022. In the first quarter of 2022, we recognized upfront and milestone R&D funding expense of $100.0 million in exchange for royalties and milestones on development-stage products from Cytokinetics, Incorporated (“Cytokinetics”). In the first quarter of 2023, we did not recognize any upfront and milestone R&D funding expense.

G&A expenses

G&A expenses increased by $34.2 million, or 66.3%, in the first quarter of 2023 compared to the first quarter of 2022, primarily driven by higher Operating and Personnel Payments due to increased cash receipts from royalty investments, specifically including the $475.0 million Zavzpret milestone payment received in the first quarter of 2023.

Equity in earnings of equity method investees

Equity in earnings of equity method investees increased by $34.2 million in the first quarter of 2023 compared to the first quarter of 2022, primarily driven by an income allocation from the Avillion Entities of $32.9 million in the first quarter of 2023 as compared to a loss allocation of $4.1 million in the first quarter of 2022. The income allocation in the first quarter of 2023 from the Avillion Entities was primarily driven by a gain related to AstraZeneca’s election to exercise an option to commercialize Airsupra in the United States.

Interest expense

Interest expense was relatively flat in the first quarter of 2023 compared to the first quarter of 2022. The weighted average coupon rate was 2.24% in the first quarter of 2023 and 2022.

Refer to the “Liquidity and Capital Resources” section for additional discussion of the Notes.

Other (income)/expenses, net

Other income, net of $42.5 million in the first quarter of 2023, was primarily comprised of $32.3 million of gains on available for sale debt securities and $16.7 million of interest income earned on cash held in banks. The gains on available for sale debt securities were primarily driven by the change in fair value in the Development Funding Bonds.

Other expense, net of $45.0 million in the first quarter of 2022, was primarily comprised of losses on equity securities of $36.2 million driven by a net decrease in the share price of our investees and losses on available for sale debt securities of $16.6 million, offset by interest income of $9.5 million primarily related to the Series A Biohaven Preferred Shares. The $16.6 million in losses on available for sale debt securities included a loss of $10.2 million related to the movement in fair value of the forward related to the Development Funding Bonds.

Net income attributable to non-controlling interests

Net income attributable to the Legacy Investors Partnerships decreased by $6.5 million in the first quarter of 2023 compared to the first quarter of 2022, primarily driven by lower net income attributable to Old RPI and RPI ICAV.

Net income attributable to the Continuing Investors Partnerships increased by $102.6 million in the first quarter of 2023 compared to the first quarter of 2022, primarily driven by higher net income attributable to RP Holdings as a result of increased interest income related to the FDA approval of Zavzpret in March 2023. Exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT decreased by $4.1 million in the first quarter of 2023 compared to the first quarter of 2022. We expect net income attributable to RPSFT to continue to decline as the assets held by RPCT mature.

Key Developments and Upcoming Events Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Cystic fibrosis franchise. In April 2023, Vertex announced the FDA approval of the expanded use of Trikafta to include children with cystic fibrosis ages 2 through 5 years old.

•Xtandi. In March 2023, Pfizer and Astellas announced positive topline results from the Phase 3 EMBARK trial evaluating Xtandi in men with non-metastatic hormone-sensitive prostate cancer with high-risk biochemical recurrence. The study met its primary endpoint with a statistically significant and clinically meaningful improvement in metastasis-free survival for patients treated with Xtandi plus leuprolide versus placebo plus leuprolide. At the time of the analysis, a positive trend in the key secondary endpoint of overall survival was also observed, but these data were not yet mature. Patients in the trial will be followed for a subsequent final overall survival analysis.

•Trodelvy. In February 2023, Gilead announced the FDA approved Trodelvy for the treatment of adult patients with unresectable locally advanced or metastatic HR+/HER2- breast cancer who have received endocrine-based therapy and at least two additional systemic therapies in the metastatic setting.

•Cabometyx. In March 2023, Exelixis announced that the Phase 3 CONTACT-03 study, evaluating Cabometyx in combination with atezolizumab versus Cabometyx alone in patients with locally advanced or metastatic clear cell or non-clear cell renal cell carcinoma who progressed during or after immune checkpoint inhibitor therapy did not meet its primary endpoint of progression-free survival.

•Airsupra. In January 2023, AstraZeneca announced the FDA approval of Airsupra for the as-needed treatment or prevention of bronchoconstriction and to reduce the risk of exacerbations in people with asthma aged 18 years and older. We invested in Airsupra through an approximate 44% ownership in Avillion II and its affiliated entities. Following U.S. approval, AstraZeneca notified Avillion II that it elected to pay a fee of $80 million to Avillion II to exercise the option to commercialize Airsupra in the United States. In March 2023, we received our pro rata portion of the exercise fee of $34.8 million.

•Zavzpret. In March 2023, Pfizer announced that the FDA approved Zavzpret (zavegepant), a calcitonin gene-related peptide receptor antagonist nasal spray for the acute treatment of migraine with or without aura in adults. Zavzpret is anticipated to be available in July 2023. Following approval of Zavzpret, we received a $475 million milestone payment from Pfizer in the first quarter of 2023.

Development-Stage Product Candidates

•Aficamten. In March 2023, Cytokinetics presented positive results from Cohort 4 of REDWOOD-HCM in patients with non-obstructive HCM. At 10 weeks, patients in Cohort 4 experienced significant improvements in NT-proBNP and high-sensitivity troponin I levels also improved significantly proportional to baseline at each study visit. Aficamten was also well tolerated overall, with modest on-target reductions in LVEF in response to aficamten over 10 weeks.

•BCX10013. In January 2023, BioCryst announced that initial data from ongoing Phase 1 single ascending dose and multiple ascending dose trials in healthy volunteers showed rapid and sustained suppression of the alternative pathway of the complement system. BCX10013 was safe and generally well-tolerated at all doses studied to date. BioCryst planned to advance BCX10013 into patient studies in mid-2023, including in patients with paroxysmal nocturnal hemoglobinuria, to evaluate once-daily dosing. However, recent dose-related observations in an ongoing non-clinical study are expected to delay the clinical program.

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

The table below includes the royalty receipts and non-GAAP financial results for the first quarter of 2023 and 2022 by product in order of contribution to royalty receipts for the first quarter of 2023 (in thousands).

Royalties	For the Three Months Ended March 31,		Change
	2023	2022	$	%
Zavzpret milestone (1)	$475,000	$—	475,000	n/a
Cystic fibrosis franchise (2)	216,574	201,882	14,692	7.3%
Tysabri	85,885	97,439	(11,554)	(11.9)%
Imbruvica	69,014	87,171	(18,157)	(20.8)%
Promacta	49,570	47,897	1,673	3.5%
Trelegy	48,274	—	48,274	n/a
Xtandi	43,776	43,395	381	0.9%
Tremfya	31,588	28,224	3,364	11.9%
Evrysdi	17,533	9,197	8,336	90.6%
Cabometyx/Cometriq	15,590	12,857	2,733	21.3%
Farxiga/Onglyza	11,622	9,469	2,153	22.7%
Trodelvy	7,910	4,892	3,018	61.7%
Erleada	6,832	4,886	1,946	39.8%
Orladeyo	6,792	4,426	2,366	53.5%
Crysvita	5,827	4,712	1,115	23.7%
Nurtec ODT/Biohaven payment (3)	5,261	20,375	(15,114)	(74.2)%
Emgality	5,014	4,764	250	5.2%
Prevymis (4)	—	4,126	(4,126)	*
Other products (5)	120,909	125,319	(4,410)	(3.5)%
Total royalty receipts	$1,222,971	$711,031	$511,940	72.0%
Distributions to legacy non-controlling interests - royalty receipts	(91,938)	(106,385)	14,447	(13.6)%
Adjusted Cash Receipts (non-GAAP)	$1,131,033	$604,646	$526,387	87.1%
Payments for operating and professional costs	(86,846)	(48,902)	(37,944)	77.6%
Adjusted EBITDA (non-GAAP)	$1,044,187	$555,744	$488,443	87.9%
Development-stage funding payments - ongoing	(500)	(500)	—	—%
Development-stage funding payments - upfront and milestone	—	(100,000)	100,000	(100.0)%
Interest paid, net	(67,021)	(85,734)	18,713	(21.8)%
Investments in equity method investees	(3,579)	(3,050)	(529)	17.3%
Contributions from legacy non-controlling interests - R&D	279	624	(345)	(55.3)%
Adjusted Cash Flow (non-GAAP)	$973,366	$367,084	$606,282	165.2%

Weighted average Class A ordinary shares outstanding - diluted	607,251	607,201
*Percentage change is not meaningful.

(1)Related to a $475.0 million milestone payment that we received following the FDA’s approval of Pfizer’s Zavzpret.
(2)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(3)In 2022, royalty receipts include the $15.6 million quarterly redemption payment related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the condensed consolidated statements of cash flows). The Series A Biohaven Preferred Shares were fully redeemed in October 2022 following Pfizer’s acquisition of Biohaven. The remaining amounts are related to royalty receipts from Nurtec ODT.
(4)We receive royalty payments on Prevymis’ annual worldwide net sales up to $300 million, which was reached in the third quarter of 2022. As such, we did not receive royalty receipts on Prevymis in the first quarter of 2023 related to the fourth quarter of 2022.
(5)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion I, for which receipts are presented as Distributions from equity method investees in the operating section of the condensed consolidated statements of cash flows), Cimzia, Entyvio, IDHIFA, Januvia, Janumet, Other DPP-IVs, Letairis, Lexiscan, Mircera, Myozyme, Nesina, Oxlumo, Soliqua, Tazverik and distributions from the Legacy SLP Interest (defined below). In the first quarter of 2023, amount also includes a receipt of $34.8 million from our joint venture investee, Avillion II for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in the United States (presented as Distributions from equity method investees in the investing section of the condensed consolidated statements of cash flows).

Adjusted Cash Receipts (non-GAAP)

Adjusted Cash Receipts increased by $526.4 million to $1.1 billion in the first quarter of 2023 compared to the first quarter of 2022, primarily driven by a $475.0 million milestone payment that we received following the FDA’s approval of Zavzpret, the receipt of $34.8 million for our portion of the exercise fee related to AstraZeneca’s election to commercialize Airsupra in the U.S., and royalty receipts from newly acquired royalties. The increase in cash receipts was partially offset by a decline in royalty receipts from maturing royalties, such as the Januvia, Janumet and other DPP-IVs, as well as unfavorable foreign exchange movements. The increase in Adjusted Cash Receipts was further driven by a decrease in distributions of royalty receipts to legacy non-controlling interests due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT.

Below we discuss the key drivers of royalty receipts.

Royalty Receipts

•Zavzpret milestone – We received a $475 million milestone payment following the FDA approval of Zavzpret (zavegepant), a calcitonin gene-related peptide receptor antagonist nasal spray for the acute treatment of migraine with or without aura in adults, which is marketed by Pfizer.

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which are marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $14.7 million in the first quarter of 2023 compared to the first quarter of 2022. The increase was primarily driven by the strong uptake of Kaftrio in countries outside the United States and the continued performance of Trikafta in the United States, including its uptake in children 6 through 11 years old.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $11.6 million in the first quarter of 2023 compared to the first quarter of 2022, primarily driven by pricing pressure while volume remained relatively stable.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $18.2 million in the first quarter of 2023 compared to the first quarter of 2022. The performance of Imbruvica continues to be unfavorably impacted by the pace of COVID recovery and increased competition.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, increased by $1.7 million in the first quarter of 2023 compared to the first quarter of 2022. This growth was primarily driven by increased use in chronic ITP and further uptake as first-line treatment for severe aplastic anemia.

•Trelegy – Royalty receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, were $48.3 million in the first quarter of 2023, primarily driven by strong patient demand globally and inclusion on China’s National Reimbursement Drug List. We acquired the Trelegy royalty in the third quarter of 2022.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, were relatively consistent in the first quarter of 2023 and 2022.

•Tremfya – Royalty receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, increased by $3.4 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to market growth and continued market share gains, which were partially offset by a unfavorable prior period adjustment, patient mix and rebates.

•Cabometyx/Cometriq – Royalty receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, increased by $2.7 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to the uptake of Cabometyx in combination with Opdivo as a first-line treatment for patients with advanced renal cell carcinoma, partially offset by lower net pricing.

•Nurtec ODT/Biohaven payment – Royalty receipts from Nurtec ODT, which is marketed by Pfizer for the acute and preventative treatment of migraine, increased by $0.5 million in the first quarter of 2023 compared to the first quarter of 2022. In the first quarter of 2022, we also received $15.6 million in redemption payment related to the Series A Biohaven Preferred Shares. Series A Biohaven Preferred Shares were fully redeemed in October 2022 following Pfizer’s acquisition of Biohaven.

Distributions to legacy non-controlling interests - royalty receipts

Distributions of royalty receipts to legacy non-controlling interests decreased by $14.4 million to $91.9 million in the first quarter of 2023 compared to the first quarter of 2022, which positively impacted Adjusted Cash Receipts. The decrease in distributions to non-controlling interests is primarily due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased by $488.4 million to $1.0 billion in the first quarter of 2023 compared to the first quarter of 2022 as a result of the factors noted above in “Adjusted Cash Receipts (non-GAAP).” The increase was partially offset by payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, which increased in the first quarter of 2023 as our Operating and Personnel Payments are a fixed percentage of 6.5% of cash receipts from our royalties.

Adjusted Cash Flow (non-GAAP)

Adjusted Cash Flow increased by $606.3 million to $973.4 million in the first quarter of 2023 compared to the first quarter of 2022, primarily for the same reasons noted above in “Adjusted Cash Receipts (non-GAAP)” and “Adjusted EBITDA (non-GAAP).” The increase was further driven by lower upfront and milestone development-stage funding payments. In the first quarter of 2023, we did not make any upfront and milestone development-stage funding payments whereas in the first quarter of 2022, we paid $100.0 million to Cytokinetics to acquire a royalty on a development-stage product candidate.

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

Management uses Adjusted Cash Flow to evaluate our ability to generate cash from operations, the performance of our business and our performance as compared to our peer group. Management also uses Adjusted Cash Flow to compare our performance against non-GAAP measures used by many companies in the biopharmaceutical industry, even though each company may customize its own calculation and therefore one company’s metric may not be directly comparable to another’s metric. We believe that non-GAAP financial measures, including Adjusted Cash Flow, are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry.

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

To arrive at Adjusted Cash Receipts, we start with the GAAP line item, Net cash provided by operating activities, and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from equity method investees which are classified as cash inflows from investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments, (5) Payments for operating and professional costs, (6) Payments for rebates and (7) Termination payments on derivative instruments, and to deduct (1) Distributions to legacy non-controlling interests - royalty receipts, which represents distributions to the Legacy Investors Partnerships and RPSFT, and (2) Derivative collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or Adjusted Cash Receipts.

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

To arrive at Adjusted Cash Flow, we start with Net cash provided by operating activities and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from equity method investees classified as cash inflows from investing activities and (3) Contributions from legacy non-controlling interests - R&D, and to deduct (1) Distributions to legacy non-controlling interests - royalty receipts and (2) Investments in equity method investees. This is intended to present an Adjusted Cash Flow measure that is representative of cash generated from the broader business strategy of acquiring royalty-generating assets that are available for reinvestment and for discretionary purposes.

(in thousands)	For the Three Months Ended March 31,
	2023	2022
Cash flow data (GAAP basis)
Net cash provided by (used in):
Operating activities	$1,033,837	$460,270
Investing activities	(558,526)	11,165
Financing activities	(210,373)	(220,966)

Net cash provided by operating activities (GAAP)	$1,033,837	$460,270
Adjustments:
Proceeds from available for sale debt securities (1), (2)	—	15,625
Distributions from equity method investees (2)	34,767	—
Interest paid, net (2)	67,021	85,734
Development-stage funding payments - ongoing (3)	500	500
Development-stage funding payments - upfront and milestone (3)	—	100,000
Payments for operating and professional costs	86,846	48,902
Distributions to legacy non-controlling interests - royalty receipts (2)	(91,938)	(106,385)
Adjusted Cash Receipts (non-GAAP)	$1,131,033	$604,646

Net cash provided by operating activities (GAAP)	$1,033,837	$460,270
Adjustments:
Proceeds from available for sale debt securities (1), (2)	—	15,625
Distributions from equity method investees (2)	34,767	—
Interest paid, net (2)	67,021	85,734
Development-stage funding payments - ongoing (3)	500	500
Development-stage funding payments - upfront and milestone (3)	—	100,000
Distributions to legacy non-controlling interests - royalty receipts (2)	(91,938)	(106,385)
Adjusted EBITDA (non-GAAP)	$1,044,187	$555,744

Net cash provided by operating activities (GAAP)	$1,033,837	$460,270
Adjustments:
Proceeds from available for sale debt securities (1), (2)	—	15,625
Distributions from equity method investees (2)	34,767	—
Contributions from legacy non-controlling interests - R&D (2)	279	624
Distributions to legacy non-controlling interests - royalty receipts (2)	(91,938)	(106,385)
Investments in equity method investees (2), (4)	(3,579)	(3,050)
Adjusted Cash Flow (non-GAAP)	$973,366	$367,084
(1)In 2022, amount related to the quarterly redemption of the Series A Biohaven Preferred Shares are presented as Proceeds from available for sale debt securities on the condensed consolidated statements of cash flows.
(2)The table below shows the line item for each adjustment and the direct location for such line item on the condensed consolidated statements of cash flows.

Reconciling Adjustment	Condensed Consolidated Statements of Cash Flows Classification
Proceeds from available for sale debt securities	Investing activities
Investments in equity method investees	Investing activities
Distributions to legacy non-controlling interests - royalty receipts	Financing activities
Interest paid, net	Operating activities (Interest paid less Interest received)
Contributions from non-controlling interests - R&D	Financing activities
Distributions from equity method investees	Investing activities

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

For the first quarter of 2023, we invested $618.2 million in royalties, milestones and related assets. While volatility exists in the total amount of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Royalty Acquisition Activities

•In March 2023, we acquired a royalty interest in KarXT from PureTech Health plc for an upfront payment of $100 million and up to $400 million in milestone payments contingent on the achievement of certain regulatory and commercial milestones. KarXT is in Phase 3 development by Karuna Therapeutics for the treatment of psychiatric and neurological conditions, including schizophrenia as a monotherapy and adjunctive therapy and psychosis in Alzheimer’s disease.

•In January 2023, we acquired royalty interests in Spinraza and pelacarsen from Ionis Pharmaceuticals, Inc. for an upfront payment of $500 million and committed up to $625 million in additional payments contingent upon the achievement of certain pelacarsen milestones. Spinraza is approved for the treatment of spinal muscular atrophy and pelacarsen is in Phase 3 development by Novartis for the treatment of cardiovascular disease.

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

•In January 2022, we acquired a royalty interest in aficamten, a development-stage product for oHCM, for an upfront payment of $50 million and two additional contingent $50 million payments, which are triggered upon the initiation of potential pivotal clinical trials for oHCM and nonobstructive hypertrophic cardiomyopathy, respectively. In February 2022, one of the $50 million contingent milestone payments was triggered following Cytokinetics’ announcement that it initiated the clinical trial for oHCM. Additionally, we entered into a funding agreement to provide Cytokinetics long-term capital of up to $300 million (“Cytokinetics Commercial Launch Funding”) to support further development of aficamten and potential commercialization of omecamtiv mecarbil, both development-stage products. The Cytokinetics Commercial Launch Funding is available in five tranches, including an initial tranche of $50 million that was funded upon closing. In June 2022, we amended the funding agreement to increase the required draw amount and further amended the funding agreement in December 2022 to extend the draw periods and increase the repayment terms of the second and third tranche.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first quarter of 2023 and 2022, we generated $1.0 billion and $460.3 million, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our undrawn Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of March 31, 2023 and December 31, 2022, the par value of our total outstanding borrowings was $7.3 billion. $1.0 billion of our senior unsecured notes is scheduled to mature in September 2023. Additionally, we have a Revolving Credit Facility which provides for borrowing capacity of up to $1.5 billion that remains undrawn and available to us as of March 31, 2023. A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 9–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activity for the first quarter of 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	Change
Cash provided by (used in):
Operating activities	$1,033,837	$460,270	$573,567
Investing activities	(558,526)	11,165	(569,691)
Financing activities	(210,373)	(220,966)	10,593

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities increased by $573.6 million in the first quarter of 2023 compared to the first quarter of 2022, driven by an increase in cash collections from financial royalty assets of $529.9 million including a $475.0 million of milestone payment related to Zavzpret and lower development-stage funding payments in the first quarter of 2023. The increase was partially offset by higher payments for operating and professional costs and lower cash collections from intangible assets of $35.1 million, as our royalty receipts on Januvia, Janumet and other DPP-IVs substantially ended in the second quarter of 2022.

Investing Activities

Cash used in investing activities in the first quarter of 2023 was $558.5 million compared to cash provided by investing activities of $11.2 million in the first quarter of 2022, primarily driven by an increase of $601.6 million used for acquisitions of financial royalty assets and a $72.9 million decrease in net cash provided by marketable securities. In the first quarter of 2023, cash used in investing activities was partially offset by a $34.8 million receipt for our portion of the exercise fee related to AstraZeneca’s election to commercialize Airsupra in the United States. In the first quarter of 2022, cash provided by investing activities was partially offset by a higher use of cash of $98.6 million in purchases of available for sales debt securities and equity securities.

Financing Activities

Cash used in financing activities decreased by $10.6 million in the first quarter of 2023 compared to the first quarter of 2022 primarily due to the lower distributions of royalty receipts to legacy non-controlling interests as royalties jointly owned by the Legacy Investors Partnerships and RPSFT are maturing.

Sources of Capital

As of March 31, 2023, our cash and cash equivalents totaled $2.0 billion. We did not hold any marketable securities as of March 31, 2023. As of December 31, 2022, our cash and cash equivalents and marketable securities totaled $1.7 billion and $24.4 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	Date of Issuance	Maturity	As of March 31, 2023	As of December 31, 2022
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Total senior unsecured debt			7,300,000	7,300,000
Unamortized debt discount and issuance costs			(178,617)	(183,678)
Total long-term debt, including current portion			7,121,383	7,116,322
Less: Current portion of long-term debt			(998,441)	(997,512)
Total long-term debt			$6,122,942	$6,118,810

Senior Unsecured Notes

On July 26, 2021, we issued the 2021 Notes with a weighted average coupon rate of 2.80% and requiring annual interest payments of approximately $36.4 million, paid semi-annually. On September 2, 2020, we issued $6.0 billion of senior unsecured note (the “2020 Notes”) with a weighted average coupon rate of 2.13% and requiring annual interest payments of approximately $127.5 million, paid semi-annually. We refer to the 2020 Notes and 2021 Notes, collectively, as the “Notes.” Indentures governing the Notes contain certain covenants with which we were in compliance as of March 31, 2023.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement, which was further amended on October 31, 2022 (the “Credit Agreement”). The Credit Agreement amended and restated the credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Revolving Credit Facility has a maturity date of October 31, 2027. The Credit Agreement contains certain customary covenants which we were in compliance as of March 31, 2023. The Revolving Credit Facility remains undrawn and available to us as of March 31, 2023.

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

•Synthetic Royalties – Newly-created royalties on approved or late-stage development therapies with strong proof of concept and high commercial potential. A synthetic royalty is the contractual right to a percentage of top-line sales by the developer or marketer of a therapy in exchange for funding. A synthetic royalty may also include contingent milestone payments. We also fund ongoing R&D, for biopharmaceutical companies, in exchange for future royalties and milestones if the product or indication we are funding is approved.

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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $88.6 million and $82.3 million in the first quarter of 2023 and 2022, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchase

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027. Share repurchases may be made in the open market or in privately negotiated transactions. We did not repurchase any Class A ordinary shares in the first quarter of 2023.

Other Funding Arrangements

In January 2022, we entered into a long-term funding agreement with Cytokinetics to provide up to $300 million of capital (“Cytokinetics Commercial Launch Funding”) available in five tranches to support Cytokinetics for further development of aficamten and potential commercialization of omecamtiv mecarbil. We funded the initial tranche of $50 million of the Cytokinetics Commercial Launch Funding upon closing. During 2022, we amended the funding agreement to increase the required draw amount, extend the draw period and modify the return for the second and third tranches. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). As of March 31, 2023, $125 million of the optional $200 million remains available under the Cytokinetics Funding Commitments as certain regulatory milestones were not met.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which approximates $39.3 million as of March 31, 2023.

We also have certain milestone payments that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In the first quarter of 2023, we made a $12.4 million sales-based milestone payment related to Erleada. In the first quarter of 2022, we made a $50 million milestone payment to Cytokinetics which was triggered following Cytokinetics’ announcement that it initiated the first pivotal clinical trial in oHCM.

Debt Service

As of March 31, 2023, the future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
Remainder of 2023	$1,000,000	$81,925
2024	—	156,350
2025	1,000,000	156,350
2026	—	144,350
2027	1,000,000	144,350
Thereafter	4,300,000	1,925,900
Total (1)	$7,300,000	$2,609,225
(1)Excludes unamortized debt discount and issuance costs of $178.6 million as of March 31, 2023, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of March 31, 2023, the par value and carrying value of the total outstanding and guaranteed Notes was $7.3 billion and $7.1 billion, respectively.

The following financial information presents summarized combined balance sheet information as of March 31, 2023 and December 31, 2022 and summarized combined statement of operations information for the first quarter of 2023 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of March 31, 2023 and December 31, 2022 or for the first quarter of 2023.

Summarized Combined Balance Sheets
(in thousands)	As of March 31, 2023	As of December 31, 2022
Current assets	$275,441	$92,805
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	13,142	14,744
Current intercompany notes receivable due from Non-Guarantor Subsidiaries	261,406	269,617
Non-current assets	3,770	4,033
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	1,936,741	1,986,906
Current liabilities	1,012,635	1,053,942
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	3,455	14,744
Current intercompany notes payable due to Non-Guarantor Subsidiaries	261,406	269,617
Non-current liabilities	6,122,112	6,118,022
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,605,160	1,655,842

Summarized Combined Statement of Operations	For the Three Months Ended March 31, 2023
(in thousands)
Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$21,743
Other income	1,389
Operating expenses	51,724
Interest expense on intercompany notes payable with Non-Guarantor Subsidiaries	12,056
Net loss	40,648

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the disclosures presented in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Note 13–Commitments and Contingencies, which is incorporated herein by reference.

Item 1A.    RISK FACTORS

Described below are certain risks that we believe apply to our business. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business.

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
As of March 31, 2023, our total principal amount of senior unsecured notes outstanding was $7.3 billion. In addition, we have up to $1.5 billion of available revolving commitments under our unsecured revolving credit facility (the “Revolving Credit Facility”). Except for RP Holdings, our subsidiaries that do not guarantee the senior unsecured notes will have no obligation, contingent or otherwise, to pay amounts due under the senior unsecured notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
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
While our current asset portfolio includes royalties relating to over 35 marketed products and 11 development-stage product candidates, the top five product franchises accounted for 63% of our royalty receipts in the first quarter of 2023 (excluding receipt from Zavzpret milestone payment). In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition and results of operations.

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
The market price of our Class A ordinary shares has been and may be volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. Market volatility, as well as general economic, market or political conditions, could reduce the market price of Class A ordinary shares in spite of our operating performance. In addition to the factors discussed in this Quarterly Report on Form 10-Q, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:
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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities during the first quarter of 2023 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2023 - January 31, 2023	—	$—	—	$—
February 1, 2023 - February 28, 2023	—	—	—	—
March 1, 2023 - March 31, 2023	—	—	—	1,000,000
Total	—	$—	—	$1,000,000
(1)On March 27, 2023, we announced our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The share repurchase program expires on June 23, 2027.

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

* Filed or furnished herewith
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALTY PHARMA PLC
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: May 9, 2023

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: May 9, 2023