Form 10-Q
period 2023-06-30
Royalty Pharma plc
filed 2023-08-08
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of August 2, 2023, Royalty Pharma plc had 448,926,604 Class A ordinary shares outstanding and 152,896,046 Class B ordinary shares outstanding.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of June 30,	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$2,173,077	$1,710,751
Marketable securities	—	24,421
Financial royalty assets	729,910	691,319
Accrued royalty receivable	16,358	16,830
Available for sale debt securities	5,100	1,300
Other royalty income receivable	18,870	19,767
Other current assets	10,224	90,520
Total current assets	2,953,539	2,554,908

Financial royalty assets, net	13,267,734	13,493,106
Equity securities	142,800	112,348
Available for sale debt securities	343,700	226,300
Equity method investments	384,301	397,175
Other assets	29,408	29,629
Total assets	$17,121,482	$16,813,466

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to legacy non-controlling interests	$112,881	$94,803
Accounts payable and accrued expenses	5,809	7,906
Interest payable	54,162	54,162
Current portion of long-term debt	999,370	997,512
Other current liabilities	—	12,400
Total current liabilities	1,172,222	1,166,783

Long-term debt	6,127,074	6,118,810
Other liabilities	8,500	2,500
Total liabilities	7,307,796	7,288,093
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2023–450,352 and 2022–443,166	46	44
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2023–152,896 and 2022–164,058	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2023–50 and 2022–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2023–382,487 and 2022–371,325	—	—
Additional paid-in capital	4,031,242	3,666,160
Retained earnings	2,252,945	1,964,689
Non-controlling interests	3,532,019	3,897,223
Treasury interests	(2,629)	(2,806)
Total shareholders’ equity	9,813,686	9,525,373

Total liabilities and shareholders’ equity	$17,121,482	$16,813,466

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Income and other revenues
Income from financial royalty assets	$501,345	$515,350	$1,166,032	$1,026,873
Revenue from intangible royalty assets	202	2,537	345	36,123
Other royalty income	36,655	18,068	55,796	35,008
Total income and other revenues	538,202	535,955	1,222,173	1,098,004

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	241,228	105,714	360,032	290,335
Research and development funding expense	500	606	1,000	101,106
Amortization of intangible assets	—	—	—	5,670
General and administrative expenses	47,634	51,843	133,329	103,383
Total operating expenses, net	289,362	158,163	494,361	500,494

Operating income	248,840	377,792	727,812	597,510

Other expense/(income)
Equity in losses/(earnings) of equity method investees	770	(737)	(33,836)	(1,134)
Interest expense	46,949	46,966	93,899	94,029
Losses/(gains) on derivative financial instruments	700	(71,805)	(6,390)	(71,805)
(Gains)/losses on equity securities	(41,271)	(8,024)	(30,453)	28,138
Gains on available for sale debt securities	(82,900)	(70,321)	(115,200)	(53,742)
Interest income	(25,653)	(10,919)	(42,355)	(20,448)
Other non-operating (income)/expense, net	(1,091)	1,035	1,722	2,792
Total other income, net	(102,496)	(113,805)	(132,613)	(22,170)
Consolidated net income before tax	351,336	491,597	860,425	619,680
Income tax expense	—	—	—	—
Consolidated net income	351,336	491,597	860,425	619,680

Net income attributable to non-controlling interests	123,711	187,093	292,045	263,415

Net income attributable to Royalty Pharma plc	$227,625	$304,504	$568,380	$356,265

Earnings per Class A ordinary share:
Basic	$0.51	$0.70	$1.27	$0.82
Diluted	$0.50	$0.70	$1.27	$0.82
Weighted average Class A ordinary shares outstanding:
Basic	450,405	436,318	448,022	435,144
Diluted	605,860	607,214	606,551	607,207
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated net income	$351,336	$491,597	$860,425	$619,680
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	9,325	—	10,950
Reclassification of unrealized gains on available for sale debt securities	—	(7,988)	—	(16,942)
Other comprehensive income/(loss):	$—	$1,337	$—	$(5,992)
Comprehensive income	$351,336	$492,934	$860,425	$613,688
Comprehensive income attributable to non-controlling interests	123,711	187,638	292,045	260,948
Comprehensive income attributable to Royalty Pharma plc	$227,625	$305,296	$568,380	$352,740

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	448,287	$45	158,939	$—	50	$63	376,444	$—	$3,739,658	$2,216,811	$3,868,251	$(2,828)	$9,822,000
Contributions	—	—	—	—	—	—	—	—	—	—	2,131	—	2,131
Distributions	—	—	—	—	—	—	—	—	—	—	(137,281)	—	(137,281)
Dividends ($0.20 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(90,605)	—	—	(90,605)
Other exchanges	6,043	1	(6,043)	—	—	—	6,043	—	324,593	—	(324,793)	199	—
Share-based compensation and related issuances of Class A ordinary shares	49	—	—	—	—	—	—	—	587	—	—	—	587
Repurchases of Class A ordinary shares	(4,027)	—	—	—	—	—	—	—	(33,596)	(100,886)	—	—	(134,482)
Net income	—	—	—	—	—	—	—	—	—	227,625	123,711	—	351,336
Balance at June 30, 2023	450,352	$46	152,896	$—	50	$63	382,487	$—	$4,031,242	$2,252,945	$3,532,019	$(2,629)	$9,813,686

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	435,316	$43	171,862	$—	50	$63	363,521	$—	$3,543,204	$2,224,677	$12,304	$4,364,324	$(2,736)	$10,141,879
Contributions	—	—	—	—	—	—	—	—	—	—	—	2,881	—	2,881
Distributions	—	—	—	—	—	—	—	—	—	—	—	(146,967)	—	(146,967)
Dividends ($0.19 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(83,049)	—	—	—	(83,049)
Other exchanges	1,781	1	(1,781)	—	—	—	1,781	—	26,872	—	81	(26,938)	(16)	—
Share-based compensation and related issuances of Class A ordinary shares	42	—	—	—	—	—	—	—	509	—	—	—	—	509
Net income	—	—	—	—	—	—	—	—	—	304,504	—	187,093	—	491,597
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	5,523	3,802	—	9,325
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(4,731)	(3,257)	—	(7,988)
Balance at June 30, 2022	437,139	$44	170,081	$—	50	$63	365,302	$—	$3,570,585	$2,446,132	$13,177	$4,380,938	$(2,752)	$10,408,187

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	443,166	$44	164,058	$—	50	$63	371,325	$—	$3,666,160	$1,964,689	$3,897,223	$(2,806)	$9,525,373
Contributions	—	—	—	—	—	—	—	—	—	—	6,840	—	6,840
Distributions	—	—	—	—	—	—	—	—	—	—	(266,391)	—	(266,391)
Dividends ($0.40 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(179,238)	—	—	(179,238)
Other exchanges	11,162	2	(11,162)	—	—	—	11,162	—	397,519	—	(397,698)	177	—
Share-based compensation and related issuances of Class A ordinary shares	51	—	—	—	—	—	—	—	1,159	—	—	—	1,159
Repurchases of Class A ordinary shares	(4,027)	—	—	—	—	—	—	—	(33,596)	(100,886)	—	—	(134,482)
Net income	—	—	—	—	—	—	—	—	—	568,380	292,045	—	860,425
Balance at June 30, 2023	450,352	$46	152,896	$—	50	$63	382,487	$—	$4,031,242	$2,252,945	$3,532,019	$(2,629)	$9,813,686

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	432,963	$43	174,213	$—	50	$63	361,170	$—	$3,507,533	$2,255,179	$16,491	$4,471,951	$(2,715)	$10,248,545
Contributions	—	—	—	—	—	—	—	—	—	—	—	6,203	—	6,203
Distributions	—	—	—	—	—	—	—	—	—	—	—	(295,942)	—	(295,942)
Dividends ($0.38 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(165,312)	—	—	—	(165,312)
Other exchanges	4,132	1	(4,132)	—	—	—	4,132	—	62,047	—	211	(62,222)	(37)	—
Share-based compensation and related issuances of Class A ordinary shares	44	—	—	—	—	—	—	—	1,005	—	—	—	—	1,005
Net income	—	—	—	—	—	—	—	—	—	356,265	—	263,415	—	619,680
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	6,480	4,470	—	10,950
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(10,005)	(6,937)	—	(16,942)
Balance at June 30, 2022	437,139	$44	170,081	$—	50	$63	365,302	$—	$3,570,585	$2,446,132	$13,177	$4,380,938	$(2,752)	$10,408,187

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Cash collections from financial royalty assets	$1,746,391	$1,181,354
Cash collections from intangible royalty assets	817	71,377
Other royalty cash collections	59,553	32,716
Distributions from equity method investees	18,510	27,502
Interest received	34,513	3,262
Development-stage funding payments - ongoing	(1,000)	(1,106)
Development-stage funding payments - upfront and milestone	—	(100,000)
Payments for operating and professional costs	(133,878)	(93,003)
Interest paid	(83,252)	(86,880)
Net cash provided by operating activities	1,641,654	1,035,222

Cash flows from investing activities:
Distributions from equity method investees	34,767	—
Investments in equity method investees	(6,566)	(3,050)
Purchases of equity securities	—	(62,785)
Purchases of available for sale debt securities	—	(79,158)
Proceeds from available for sale debt securities	—	31,250
Purchases of marketable securities	—	(234,869)
Proceeds from sales and maturities of marketable securities	24,391	525,907
Acquisitions of financial royalty assets	(662,151)	(175,093)
Acquisitions of other financial assets	—	(21,215)
Milestone payments	(12,400)	—
Net cash used in investing activities	(621,959)	(19,013)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - royalty receipts	(184,391)	(215,543)
Distributions to continuing non-controlling interests	(63,923)	(72,343)
Dividends to shareholders	(179,238)	(165,312)
Repurchases of Class A ordinary shares	(134,442)	—
Contributions from legacy non-controlling interests - R&D	367	731
Contributions from non-controlling interests - other	4,258	3,247
Net cash used in financing activities	(557,369)	(449,220)

Net change in cash and cash equivalents	462,326	566,989
Cash and cash equivalents, beginning of period	1,710,751	1,541,048
Cash and cash equivalents, end of period	$2,173,077	$2,108,037
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

In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under GAAP. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K.

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

We report four non-controlling interests: (1) the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI and RPI ICAV and (2) a de minimis interest in RPCT held by RPSFT (together, the “legacy non-controlling interests”). The legacy non-controlling interests are the only historical non-controlling interests existing prior to our IPO. Additionally, following the consummation of our IPO, we also report non-controlling interests related to (3) the Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests (the “continuing non-controlling interests”) and (4) RPI EPA Holdings, LP’s (“EPA Holdings”) ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). Income will not be allocated to EPA Holdings until certain performance conditions are met.

All intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, available for sale debt securities, financial royalty assets, derivatives and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances as of June 30, 2023 and December 31, 2022 were held with Bank of America, Scotiabank, TD Bank, Citibank, DNB Bank and U.S. Bank. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, Biogen, AbbVie, Johnson & Johnson, Merck & Co., Pfizer, Astellas, Novartis and Gilead. As of June 30, 2023 and December 31, 2022, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, represented the largest individual marketer and payor of our royalties, accounting for 31% of our current portion of financial royalty assets.

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

3. Available for Sale Debt Securities

Cytokinetics Commercial Launch Funding

On January 7, 2022, we entered into a long-term funding agreement, which was later amended in 2022, with Cytokinetics, Incorporated (“Cytokinetics”). We agreed to provide funding of up to $300 million (“Cytokinetics Commercial Launch Funding”) in five tranches. The initial tranche of $50 million was funded upon closing. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). Because the regulatory milestones for the second and third tranches were not met, $75 million of the optional funding became unavailable. For tranches one, four and five, we expect to receive a return of 1.9 times the amount drawn in 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter of the funding date. As of June 30, 2023, $125 million of the optional $200 million remained available under the Cytokinetics Funding Commitments.

We elected the fair value option to account for the Cytokinetics Commercial Launch Funding as it most accurately reflects the nature of the funding arrangement. The funded Cytokinetics Commercial Launch Funding is recorded within Available for sale debt securities on the condensed consolidated balance sheets. The Cytokinetics Funding Commitments, which include options and forwards over the subsequent tranches, are recognized at fair value within Other liabilities on the condensed consolidated balance sheets. The changes in the fair value of the funded Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments are recorded within Gains on available for sale debt securities in the condensed consolidated statements of operations.

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding agreement with MorphoSys AG (“MorphoSys”) to support its acquisition of Constellation Pharmaceuticals, Inc. which closed on July 15, 2021. As part of the funding agreement, we agreed to provide MorphoSys up to $350 million of capital, of which MorphoSys was required to draw a minimum of $150 million. We elected the fair value option to account for our forward commitment to fund at least $150 million of capital and recorded the related change in fair value within Gains on available for sale debt securities in the condensed consolidated statements of operations. In September 2022, we funded $300 million of capital (“Development Funding Bonds”) and settled our forward commitment. We expect to receive a return of 2.2 times the funded amount of the Development Funding Bonds, payable on a quarterly basis over nine years, with the first payment beginning in the fourth quarter of 2024.

We elected the fair value option to account for the Development Funding Bonds as it most accurately reflects the nature of the instruments. The Development Funding Bonds are recorded within Available for sale debt securities on the condensed consolidated balance sheets. The changes in the fair value of the Development Funding Bonds are recorded within Gains on available for sale debt securities in the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our available for sale debt securities recorded at fair value as of June 30, 2023 and December 31, 2022 (in thousands):

	Cost	Unrealized(Losses)/Gains	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of June 30, 2023
Debt securities (1)	$359,400	$(10,600)	$348,800	$5,100	$343,700	$—	$348,800
Funding commitments (2)	(9,400)	900	(8,500)	—	—	(8,500)	(8,500)
Total available for sale debt securities	$350,000	$(9,700)	$340,300	$5,100	$343,700	$(8,500)	$340,300

As of December 31, 2022
Debt securities (1)	$359,400	$(131,800)	$227,600	$1,300	$226,300	$—	$227,600
Funding commitments (2)	(9,400)	6,900	(2,500)	—	—	(2,500)	(2,500)
Total available for sale debt securities	$350,000	$(124,900)	$225,100	$1,300	$226,300	$(2,500)	$225,100
(1)The cost associated with the funded Cytokinetics Commercial Launch Funding reflects the fair value on the purchase date. The cost of the Development Funding Bonds represents the amount funded.
(2)The cost associated with the Cytokinetics Funding Commitments represents the fair value on the purchase date.

4. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$1,818,681	$—	$—	$1,818,681	$5,068	$—	$—	$5,068
Marketable securities
Certificates of deposit	—	—	—	—	—	11,501	—	11,501
U.S. government securities	—	—	—	—	—	12,920	—	12,920
Available for sale debt securities (2)	—	—	5,100	5,100	—	—	1,300	1,300
Derivative instruments (3)	—	—	—	—	—	—	86,150	86,150
Total current assets	$1,818,681	$—	$5,100	$1,823,781	$5,068	$24,421	$87,450	$116,939

Equity securities	137,082	—	5,718	142,800	103,876	—	8,472	112,348
Available for sale debt securities (2)	—	—	343,700	343,700	—	—	226,300	226,300
Derivative instruments (3)	—	—	8,680	8,680	—	—	10,460	10,460
Royalty at fair value (4)	—	—	16,583	16,583	—	—	14,500	14,500
Total non-current assets	$137,082	$—	$374,681	$511,763	$103,876	$—	$259,732	$363,608

Liabilities:
Funding commitments (5)	—	—	(8,500)	(8,500)	—	—	(2,500)	(2,500)
Total non-current liabilities	$—	$—	$(8,500)	$(8,500)	$—	$—	$(2,500)	$(2,500)
(1)Recorded within Cash and cash equivalents on the condensed consolidated balance sheets.
(2)Reflects the fair values of the Development Funding Bonds and the funded portion of the Cytokinetics Commercial Launch Funding.
(3)Reflects the fair value of the Milestone Acceleration Option (defined below) which was recorded within Other assets as of June 30, 2023 and within Other assets and Other current assets as of December 31, 2022 on the condensed consolidated balance sheets. As of June 30, 2023, the fair value was related to the oral indication of zavegepant. As of December 31, 2022, the fair value for the current portion was related to Zavzpret and the fair value of the non-current portion was related to the oral indication of zavegepant. See below for further discussion.
(4)Recorded within Other assets on the condensed consolidated balance sheets. See Note 7–Non-Consolidated Affiliates for additional discussion.
(5)Related to the fair value of the Cytokinetics Funding Commitments recorded within Other liabilities on the condensed consolidated balance sheets.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the second quarter and first six months of 2023, we recognized gains of $41.3 million and $30.5 million, respectively, on equity securities still held as of June 30, 2023. For the second quarter and first six months of 2022, we recognized losses of $32.3 million and $26.8 million, respectively, on equity securities still held as of June 30, 2023.

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended June 30, 2023
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$8,035	$269,700	$(12,300)	$9,380	$14,244
Losses on equity securities	(2,317)	—	—	—	—
Losses on derivative financial instruments	—	—	—	(700)	—
Gains on available for sale debt securities included in earnings	—	79,100	3,800	—	—
Other non-operating income	—	—	—	—	2,339
Balance at the end of the period	$5,718	$348,800	$(8,500)	$8,680	$16,583

	For the Three Months Ended June 30, 2022
	Equity Securities	Debt Securities	Forwards	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$62,538	$314,000	$(1,200)	$(8,400)	$—	$—
Purchases	28,785	14,579	—	—	—	21,215
Losses on equity securities	(21,846)	—	—	—	—	—
Gains on derivative financial instruments	—	—	—	—	71,800	—
Unrealized gains on available for sale debt securities included in other comprehensive income/(loss)	—	9,325	—	—	—	—
Gains on available for sale debt securities included in earnings	—	31,800	38,221	300	—	—
Settlement (1)	—	8,921	(8,921)	—	—	—
Transfer out of Level 3 (2)	(40,692)	—	—	—	—	—
Redemptions	—	(15,625)	—	—	—	—
Balance at the end of the period	$28,785	$363,000	$28,100	$(8,100)	$71,800	$21,215
(1)Reflects the fair value attributed to our commitment to purchase Series B Biohaven Preferred Shares that were settled simultaneously with the acquisition of the Series B Biohaven Preferred Shares. Following Pfizer’s acquisition of Biohaven in October 2022, we purchased all remaining unissued Series B Biohaven Preferred Shares and we received accelerated redemption payments for all outstanding Series B Biohaven Preferred Shares.
(2)Related to the expiration of the transfer restriction on BioCryst common stock.

	For the Six Months Ended June 30, 2023
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$8,472	$227,600	$(2,500)	$96,610	$14,500
Losses on equity securities	(2,754)	—	—	—	—
Gains on derivative financial instruments	—	—	—	6,390	—
Gains/(losses) on available for sale debt securities included in earnings	—	121,200	(6,000)	—	—
Other non-operating income	—	—	—	—	2,083
Settlement (1)	—	—	—	(94,320)	—
Balance at the end of the period	$5,718	$348,800	$(8,500)	$8,680	$16,583
(1)Represents the fair value of the Milestone Acceleration Option (defined below) attributable to the intranasal indication of zavegepant which was settled when the U.S. Food and Drug Administration (“FDA”) approved Zavzpret in March 2023.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Six Months Ended June 30, 2022
	Equity Securities	Debt Securities	Forwards	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$43,013	$253,700	$16,700	$—	$—	$—
Purchases	28,785	79,158	—	—	—	21,215
Gains/(losses) on initial recognition (1)	—	9,400	—	(9,400)	—	—
Losses on equity securities	(2,321)	—	—	—	—	—
Gains on derivative financial instruments	—	—	—	—	71,800	—
Unrealized gains on available for sale debt securities included in other comprehensive income/(loss)	—	10,950	—	—	—	—
Gains on available for sale debt securities included in earnings	—	30,200	22,242	1,300	—	—
Settlements (2)	—	10,842	(10,842)	—	—	—
Transfer out of Level 3 (3)	(40,692)	—	—	—	—	—
Redemptions	—	(31,250)	—	—	—	—
Balance at the end of the period	$28,785	$363,000	$28,100	$(8,100)	$71,800	$21,215
(1)Represents the purchase price allocation to arrive at the appropriate fair value on initial recognition.
(2)Reflects the fair value attributed to our commitment to purchase Series B Biohaven Preferred Shares that were settled simultaneously with the acquisition of the Series B Biohaven Preferred Shares. Following Pfizer’s acquisition of Biohaven in October 2022, we purchased all remaining unissued Series B Biohaven Preferred Shares and we received accelerated redemption payments for all outstanding Series B Biohaven Preferred Shares.
(3)Related to the expiration of the transfer restriction on BioCryst common stock.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements as of June 30, 2023 and December 31, 2022 in the fair value hierarchy.

ApiJect Investment

We estimated the fair value of the equity securities and revenue participation right that we acquired from ApiJect Holdings, Inc. (“ApiJect”), a private company, as of June 30, 2023 and December 31, 2022 by utilizing a discounted cash flow calculation using Level 3 inputs, including forecasted cash flows and the weighted average cost of capital. Our estimate of the forecasted cash flows and the weighted average cost of capital could reasonably be different than those selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Refer to Note 7–Non-Consolidated Affiliates for additional discussion.

Cytokinetics Commercial Launch Funding and Cytokinetics Funding Commitments

We estimated the fair value of the funded Cytokinetics Commercial Launch Funding as of June 30, 2023 and December 31, 2022 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Commercial Launch Funding require significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We estimated the fair value of the Cytokinetics Funding Commitments as of June 30, 2023 and December 31, 2022 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of June 30, 2023 and December 31, 2022, this methodology incorporates Level 3 fair value measurements and inputs, including an assumed risk-adjusted discount rate of 14.1% and 13.5%, respectively, and an assumed interest rate volatility of 30% as of each reporting date. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

MorphoSys Development Funding Bonds

We estimated the fair value of the Development Funding Bonds as of June 30, 2023 and December 31, 2022 based on a discounted cash flow calculation using estimated risk-adjusted discount rates, which are Level 3 fair value inputs. Our estimate of the risk adjusted discount rates could reasonably be different than the discount rates selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Milestone Acceleration Option

On August 7, 2020, we entered into an expanded funding agreement with Biohaven to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones payable over time. Following Pfizer’s acquisition of Biohaven on October 2, 2022, which was a change of control event, we elected to accelerate the payment of the zavegepant milestone payments, if triggered, into a lump sum amount (“Milestone Acceleration Option”). The Milestone Acceleration Option is an embedded derivative instrument for which the associated fair value was not material prior to the second quarter of 2022, when Pfizer announced its intended acquisition of Biohaven. In March 2023, the FDA approved Zavzpret (zavegepant), a calcitonin gene-related peptide receptor antagonist nasal spray for the acute treatment of migraine with or without aura in adults, which triggered a milestone payment of $475 million that we received in the same month and resulted in a partial settlement of the derivative instrument. The remaining fair value of the Milestone Acceleration Option as of June 30, 2023 was related to the oral indication of zavegepant.

We estimated the fair value of the Milestone Acceleration Option as of June 30, 2023 and December 31, 2022 using the “with-and-without” methodology, which is a variation of the income approach and is based on the difference between cash flows for two different scenarios. The prospective cash flows for the success-based milestone payments include the Milestone Acceleration Option in the first scenario. For the second scenario, the prospective cash flows are estimated assuming they remain payable over time. The difference between the fair value of these two scenarios represents the fair value of the Milestone Acceleration Option. This methodology includes the use of Level 3 fair value measurements and inputs, including estimated risk-adjusted discount rate which was primarily based on Pfizer’s cost of debt and management’s estimated probabilities of achieving the success-based milestones. Assessing the likelihood that the success-based milestones are achieved over the duration of the Milestone Acceleration Option and developing a risk-adjusted discount rate require significant judgement. Our estimate of a risk adjusted discount rate and the probabilities of achieving marketing approval could reasonably be different than those determined by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Other Financial Instruments

As of June 30, 2023, we did not have any financial instruments recorded at fair value using Level 2 inputs. As of December 31, 2022, financial instruments whose fair values are measured on a recurring basis using Level 2 inputs primarily consisted of certificates of deposit and U.S. government securities. We measure the fair value of these financial instruments with the help of third-party pricing services that provide quoted market prices in active markets for similar securities or observable inputs for their pricing without applying significant adjustments.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. Management calculates the fair value of financial royalty assets using the forecasted royalty payments that are expected to be received based on the projected product sales for all royalty bearing products which are estimated using sell-side equity research analysts’ consensus sales forecasts. These projected future royalty payments by asset along with any projected incoming or outgoing milestone payments, are then discounted to a present value using appropriate individual discount rates. The fair value of financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. The estimated fair values and related carrying values of the non-current portion of financial royalty assets as of June 30, 2023 and December 31, 2022 are presented below (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Fair Value	Carrying Value, net	Fair Value	Carrying Value, net
Financial royalty assets, net	$17,925,687	$13,267,734	$17,314,094	$13,493,106

5. Financial Royalty Assets

Financial royalty assets consist of contractual rights to cash flows relating to royalty payments derived from the expected sales of patent-protected biopharmaceutical products that entitle us and our subsidiaries to receive a portion of income from the sale of such products by third parties.

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

		As of June 30, 2023
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value (5)
Cystic fibrosis franchise	2037 (2)	$5,323,638	$—	$5,323,638
Tysabri	(3)	1,601,190	(211,276)	1,389,914
Trelegy	2029-2030	1,263,520	(63,666)	1,199,854
Tremfya	2031-2032	917,721	(105,690)	812,031
Evrysdi	2030-2035 (4)	767,897	—	767,897
Xtandi	2027-2028	966,909	(243,455)	723,454
Other	2024-2041	6,021,290	(2,123,519)	3,897,771
Total		$16,862,165	$(2,747,606)	$14,114,559
Less: Cumulative allowance for credit losses (Note 6)				(116,915)
Total current and non-current financial royalty assets, net				$13,997,644
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

As of June 30, 2023, the balance of $14.0 billion above for total current and non-current financial royalty assets, net included $562.1 million in unapproved financial royalty assets held at cost related to seltorexant, olpasiran, pelacarsen and KarXT.

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

6. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

The cumulative allowance for changes in expected future cash flows from financial royalty assets is presented net within the non-current portion of financial royalty assets on the condensed consolidated balance sheets and includes the following:

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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands):

Activity for the Period
Balance at December 31, 2022 (1)	$(2,591,882)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(591,972)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	233,433
Write-off of cumulative allowance	87,393
Current period provision for credit losses, net	(1,493)
Balance at June 30, 2023	$(2,864,521)
(1)Includes $115.4 million related to cumulative allowance for credit losses.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ApiJect

In April 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment in ApiJect is recorded within Equity securities and the change in fair value is recorded within (Gains)/losses on equity securities. The fair value of the revenue participation right is recorded within Other assets and the change in fair value is recorded within Other non-operating (income)/expense, net. No amounts were due from ApiJect as of June 30, 2023.

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

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this quarterly report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. We recorded income allocations from the Legacy SLP Interest of $1.2 million and $2.8 million within Equity in losses/(earnings) of equity method investees in the second quarter and first six months of 2023, respectively. We recorded income allocations from the Legacy SLP Interest of $4.7 million and $9.3 million within Equity in losses/(earnings) of equity method investees in the second quarter and first six months of 2022, respectively. We collected cash receipts from the Legacy SLP Interest of $2.2 million and $4.9 million in the second quarter and first six months of 2023, respectively. We collected cash receipts from the Legacy SLP Interest of $6.8 million and $14.1 million in the second quarter and first six months of 2022, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. During the second quarter of 2023 and first six months of 2023, we recorded a loss allocation of $1.9 million and an income allocation of $31.0 million, respectively, from the Avillion Entities within Equity in losses/(earnings) of equity method investees. We recorded loss allocations from the Avillion Entities of $4.0 million and $8.2 million within Equity in losses/(earnings) of equity method investees in the second quarter and first six months of 2022, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.6 million and $13.4 million in the first six months of 2023 and 2022, respectively.

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

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of June 30, 2023 and December 31, 2022, we had unfunded commitments related to the Avillion Entities of $22.3 million and $28.8 million, respectively.

8. Research & Development (“R&D”) Funding Expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. R&D funding expense includes development-stage funding payments that are made upfront or upon pre-approval milestones and development-stage funding payments that are made over time as the related product candidates undergo clinical trials with our counterparties. During the first six months of 2023 and 2022, we did not enter into any new ongoing R&D funding arrangements.

We recognized R&D funding expense of $0.5 million and $1.0 million in the second quarter and first six months of 2023, respectively, related to ongoing development-stage funding payments. We recognized R&D funding expense of $0.6 million and $101.1 million in the second quarter and first six months of 2022, respectively. During the first six months of 2022, R&D funding expense primarily related to upfront and milestone development-stage funding payments of $100.0 million to Cytokinetics to acquire a royalty on a development-stage product candidate.

9. Borrowings

Our borrowings as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of June 30, 2023	As of December 31, 2022
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Unamortized debt discount and issuance costs			(173,556)	(183,678)
Total debt carrying value			7,126,444	7,116,322
Less: Current portion of long-term debt			(999,370)	(997,512)
Total long-term debt			$6,127,074	$6,118,810

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly-owned subsidiary. We are required to comply with certain covenants under our Notes and as of June 30, 2023, we were in compliance with all applicable covenants.

As of June 30, 2023 and December 31, 2022, the fair value of our outstanding Notes using Level 2 inputs was approximately $5.8 billion and $5.7 billion, respectively.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement, which was further amended on October 31, 2022 (the “Credit Agreement”). The Credit Agreement amended and restated the prior credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Revolving Credit Facility has a maturity date of October 31, 2027. As of June 30, 2023 and December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility is subject to an interest rate, at our option, of either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime rate, (2) the federal funds rate plus 0.5% and (3) Term SOFR plus 1% or (b) Daily SOFR, Term SOFR, the Alternative Currency Term Rate or the Alternative Currency Daily Rate (each as defined in the Credit Agreement), plus in each case, the applicable margin. The applicable margin for the Revolving Credit Facility varies based on our public debt rating. Accordingly, the interest rates for the Revolving Credit Facility fluctuate during the term of the facility based on changes in the applicable interest rate and future changes in our public debt rating.

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of June 30, 2023, RP Holdings was in compliance with these covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principal Payments on the Notes

The future principal payments for our borrowings as of June 30, 2023 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2023	$1,000,000
2024	—
2025	1,000,000
2026	—
2027	1,000,000
Thereafter	4,300,000
Total (1)	$7,300,000
(1)Excludes unamortized debt discount and issuance costs of $173.6 million as of June 30, 2023, which are amortized through interest expense over the remaining life of the underlying debt obligations.

10. Shareholders’ Equity

Capital Structure

We have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of June 30, 2023, we have 450,352 thousand Class A ordinary shares and 152,896 thousand Class B ordinary shares outstanding.

An exchange agreement entered into in connection with the IPO by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings (the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of June 30, 2023, we have 382,487 thousand deferred shares outstanding.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. The Class R redeemable shares may be redeemed at our option in the future. Any such redemption would be at the nominal value of £1 each.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027 and repurchases may be made in the open market or in privately negotiated transactions. Amounts paid to repurchase shares in excess of the par value are allocated between Additional paid-in capital and Retained earnings. We began repurchasing our Class A ordinary shares in April 2023. In the second quarter of 2023, we repurchased and retired 4,027 thousand shares at a cost of approximately $134.5 million.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Controlling Interests

The changes in the balance of our four non-controlling interests for the second quarter and first six months of 2023 and 2022 are as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
March 31, 2023	$(140)	$1,480,585	$2,387,806	$—	$3,868,251
Contributions	—	1,406	725	—	2,131
Distributions	(3,339)	(103,413)	(30,529)	—	(137,281)
Other exchanges	—	—	(324,793)	—	(324,793)
Net income	3,376	42,286	78,049	—	123,711
June 30, 2023	$(103)	$1,420,864	$2,111,258	$—	$3,532,019

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
March 31, 2022	$8,409	$1,756,269	$2,599,646	$—	$4,364,324
Contributions	—	1,425	1,456	—	2,881
Distributions	(5,754)	(103,385)	(37,828)	—	(146,967)
Other exchanges	—	—	(26,938)	—	(26,938)
Net income	6,227	61,642	119,224	—	187,093
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	1,639	2,163	—	3,802
Reclassification of unrealized gains on available for sale debt securities	—	(1,404)	(1,853)	—	(3,257)
June 30, 2022	$8,882	$1,716,186	$2,655,870	$—	$4,380,938

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2022	$(597)	$1,527,887	$2,369,933	$—	$3,897,223
Contributions	—	5,201	1,639	—	6,840
Distributions	(3,907)	(198,562)	(63,922)	—	(266,391)
Other exchanges	—	—	(397,698)	—	(397,698)
Net income	4,401	86,338	201,306	—	292,045
June 30, 2023	$(103)	$1,420,864	$2,111,258	$—	$3,532,019

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2021	$13,528	$1,809,269	$2,649,154	$—	$4,471,951
Contributions	—	3,395	2,808	—	6,203
Distributions	(16,013)	(207,586)	(72,343)	—	(295,942)
Other exchanges	—	—	(62,222)	—	(62,222)
Net income	11,367	112,162	139,886	—	263,415
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	1,925	2,545	—	4,470
Reclassification of unrealized gains on available for sale debt securities	—	(2,979)	(3,958)	—	(6,937)
June 30, 2022	$8,882	$1,716,186	$2,655,870	$—	$4,380,938

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Continuing Investors Partnerships hold a number of our Class B ordinary shares equal to the number of RP Holdings Class B Interests held by them. As the Continuing Investors Partnerships exchange RP Holdings Class B Interests held for Class A ordinary shares, the Continuing Investors Partnerships’ ownership in RP Holdings decreases. We operate and control the business affairs of RP Holdings through our ownership of RP Holdings Class A Interests and RP Holdings Class B Interests. In connection with our repurchase of Class A ordinary shares, RP Holdings also began to retire RP Holdings Class A Interests held by us which reduces our ownership in RP Holdings. The change in RP Holdings ownership between the Continuing Investors Partnerships and us as a result of (1) the exchanges of RP Holding Class B Interests for Class A ordinary shares and (2) retirement of RP Holdings Class A Interest is reflected through Other exchanges in the above tables and in our condensed consolidated statements of shareholders’ equity.

As of June 30, 2023, the Continuing Investors Partnerships owned approximately 25% of RP Holdings with the remaining 75% owned by Royalty Pharma plc. As of June 30, 2022, the Continuing Investors Partnerships owned approximately 28% of RP Holdings with the remaining 72% owned by Royalty Pharma plc.

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

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. In the first six months of 2023, we declared and paid two quarterly cash dividends of $0.20 per Class A ordinary share for an aggregate amount of $179.2 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares have been reserved for future issuance to our independent directors.

RSU Activity and Share-based Compensation

We grant RSUs to our independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized based on estimated fair value of the award on the grant date and amortized on a straight-line basis over the requisite service period of generally one year as part of General and administrative expenses in the condensed consolidated statements of operations. In the second quarter and first six months of 2023 and 2022, respectively, we did not recognize material share-based compensation expenses.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Earnings per Share

For the second quarter and first six months of 2023 and 2022, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share for the second quarter and first six months of 2023 and 2022 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Consolidated net income	$351,336	$491,597	$860,425	$619,680
Less: Net income attributable to continuing non-controlling interests	78,049	119,224	201,306	139,886
Less: Net income attributable to legacy non-controlling interests	45,662	67,869	90,739	123,529
Net income attributable to Royalty Pharma plc - basic	227,625	304,504	568,380	356,265
Add: Reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B ordinary shares	78,049	119,224	201,306	139,886
Net income attributable to Royalty Pharma plc - diluted	$305,674	$423,728	$769,686	$496,151

Denominator
Weighted average Class A ordinary shares outstanding - basic	450,405	436,318	448,022	435,144
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	155,419	170,864	158,499	172,035
Unvested RSUs	36	32	30	28
Weighted average Class A ordinary shares outstanding - diluted	605,860	607,214	606,551	607,207

Earnings per Class A ordinary share - basic	$0.51	$0.70	$1.27	$0.82
Earnings per Class A ordinary share - diluted	$0.50	$0.70	$1.27	$0.82

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Cash flow from operating activities:
Consolidated net income	$860,425	$619,680
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,166,032)	(1,026,873)
Provision for changes in expected cash flows from financial royalty assets	360,032	290,335
Amortization of intangible assets	—	5,670
Amortization of debt discount and issuance costs	10,647	10,683
Gains on derivative financial instruments	(6,390)	(71,805)
(Gains)/losses on equity securities	(30,453)	28,138
Equity in earnings of equity method investees	(33,836)	(1,134)
Distributions from equity method investees	18,510	27,502
Share-based compensation	1,159	1,005
Interest income accretion	—	(16,942)
Gains on available for sale debt securities	(115,200)	(53,742)
Other	1,906	2,657
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	1,746,391	1,181,354
Accrued royalty receivable	472	35,254
Other royalty income receivable	2,014	(2,292)
Other current assets	(5,854)	2,711
Accounts payable and accrued expenses	(2,137)	6,555
Interest payable	—	(3,534)
Net cash provided by operating activities	$1,641,654	$1,035,222

13. Commitments and Contingencies

Cytokinetics Funding Commitments

As of June 30, 2023, $125 million of the optional $200 million remained available under the Cytokinetics Funding Commitments. Additionally, Cytokinetics is required to draw $50 million if a certain contingency is met.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

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

During the second quarter and first six months of 2023, total operating and personnel payments incurred were $37.0 million and $111.9 million, respectively, including the amounts attributable to Old RPI, and were recognized within General and administrative expenses in the condensed consolidated statements of operations. During the second quarter and first six months of 2022, total operating and personnel payments incurred were $36.0 million and $77.2 million, respectively, including the amounts attributable to Old RPI, and were recognized within General and administrative expenses in the condensed consolidated statements of operations.

Distributions Payable to Legacy Non-Controlling Interests

The distributions payable to legacy non-controlling interests represent the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPI ICAV and RPSFT’s non-controlling interest in RPCT. The distributions payable to legacy non-controlling interests include the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Due to Legacy Investors Partnerships	$109,609	$87,522
Due to RPSFT	3,272	7,281
Total distributions payable to legacy non-controlling interests	$112,881	$94,803

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2023 and December 31, 2022, the financial royalty asset of $89.4 million and $103.4 million, respectively, on the condensed consolidated balance sheets represented only our right to the future payment streams acquired from BMS.

Other Transactions

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI Inc. (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both June 30, 2023 and December 31, 2022. The financial impact associated with this transaction has not been material to date.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.6 million and $1.5 million were held by non-controlling interests as of June 30, 2023 and December 31, 2022, respectively.

Each Continuing Investor Partnership pays a pro rata portion based on its ownership percentage of RP Holdings of any costs and expenses in connection with the contemplation of, formation of, listing and ongoing operation of us and any of our subsidiaries, including any third-party expenses of managing us and any of our subsidiaries, such as accounting, audit, legal, reporting, compliance, administration (including directors’ fees), financial advisory, consulting, investor relations and insurance expenses relating to our affairs and those of any subsidiary.

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

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta, Kalydeco, Orkambi and Symdeko, Biogen’s Tysabri and Spinraza, AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, GSK’s Trelegy, Novartis’ Promacta, Pfizer’s Nurtec ODT, Johnson & Johnson’s Tremfya, Roche’s Evrysdi, Gilead’s Trodelvy, and 11 development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly—directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties or milestones, and indirectly when we acquire existing royalties from the original innovators.

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

•Launch and Development Capital – Tailored supplemental funding solutions, generally included as a component within a transaction, increasing the scale of our capital. Launch and development capital is generally provided in exchange for a long-term stream of fixed payments with a predetermined schedule around the launch of a drug. Launch and development capital may also include a direct investment in the public equity of a company. The funding of launch and development capital is generally reflected on our statements of cash flows as Purchases of available for sale debt securities.

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

Our operating performance is a function of our liquidity as our operations have historically been financed primarily with cash flows generated by our royalties. We use the cash generated by our existing royalties to fund investments in new royalties. Given the importance of cash flows and their predictability to management’s operation of the business, management uses total royalty receipts as a key measure of our operating performance. Total royalty receipts refer to the summation of the following line items from our GAAP consolidated statements of cash flows: Cash collections from financial royalty assets, Cash collections from intangible royalty assets, Other royalty cash collections, Proceeds from available for sale debt securities and Distributions from equity method investees. Total royalty receipts are an important input for our non-GAAP liquidity measures. Management believes that analyzing our non-GAAP financial results alongside our GAAP financial results is critical for investors to understand management’s ability to execute on its strategy and the business’s future growth potential. Refer to the section titled “Liquidity and Capital Resources” for additional discussion of management’s use of non-GAAP measures as supplemental financial measures.

Portfolio Overview

Our portfolio consists of royalties on more than 35 marketed therapies and 11 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neurology, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty receipts for the second quarter and first six months of 2023 and 2022 by product in order of contribution to total royalty receipts for the first six months of 2023 (in thousands).

			Royalty Receipts
Royalties	Marketer(s)	Therapeutic Area	For the Three Months Ended June 30,		For the Six Months Ended June 30,
			2023	2022	2023	2022
Zavzpret milestone (1)	Pfizer	Neurology	$—	$—	$475,000	$—
Cystic fibrosis franchise (2)	Vertex	Rare disease	206,197	181,968	422,772	383,851
Tysabri	Biogen	Neurology	84,342	93,128	170,227	190,567
Imbruvica	AbbVie, Johnson & Johnson	Cancer	62,707	80,381	131,721	167,552
Promacta	Novartis	Hematology	38,715	34,715	88,284	82,612
Trelegy	GSK	Respiratory	36,598	—	84,871	—
Xtandi	Pfizer, Astellas	Cancer	40,471	51,988	84,246	95,383
Tremfya	Johnson & Johnson	Immunology	22,335	18,428	53,923	46,653
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	15,350	13,055	30,939	25,911
Evrysdi	Roche	Rare disease	13,036	8,134	30,569	17,331
Farxiga/Onglyza	AstraZeneca	Diabetes	10,174	11,346	21,796	20,815
Trodelvy	Gilead	Cancer	9,169	6,040	17,078	10,932
Prevymis	Merck & Co.	Infectious disease	13,814	9,997	13,814	14,123
Erleada	Johnson & Johnson	Cancer	6,599	4,834	13,431	9,720
Orladeyo	BioCryst	Rare disease	6,562	4,765	13,354	9,191
Spinraza	Biogen	Neurology	12,562	—	12,562	—
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	5,189	4,933	11,017	9,645
Emgality	Lilly	Neurology	4,432	4,425	9,446	9,188
Nurtec ODT/Biohaven payment (3)	Pfizer	Neurology	4,180	18,715	9,442	39,090
Other products (4)			44,635	86,316	165,546	211,635
Total royalty receipts			$637,067	$633,168	$1,860,038	$1,344,199
(1)Related to a $475.0 million milestone payment that we received following the U.S. Food and Drug Administration (“FDA”) approval of Zavzpret.
(2)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(3)In 2022, royalty receipts include the $15.6 million quarterly redemption payments related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the condensed consolidated statements of cash flows). The Series A Biohaven Preferred Shares were fully redeemed in October 2022 following Pfizer’s acquisition of Biohaven. The remaining amounts are related to royalty receipts from Nurtec ODT.
(4)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion I, for which receipts are presented as Distributions from equity method investees in the operating section of the condensed consolidated statements of cash flows), Cimzia, Entyvio, IDHIFA, Januvia, Janumet, Other DPP-IVs, Letairis, Lexiscan, Mircera, Myozyme, Nesina, Oxlumo, Soliqua, Tazverik and distributions from the Legacy SLP Interest (defined below). In the first six months of 2023, amount also includes a receipt of $34.8 million from our joint venture investee, Avillion II, for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in the United States (presented as Distributions from equity method investees in the investing section of the condensed consolidated statements of cash flows).

Key Developments and Upcoming Events Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Trodelvy. In July 2023, Gilead announced the European Commission approved Trodelvy as a monotherapy for the treatment of adult patients with unresectable or metastatic hormone receptor (HR)-positive, HER2-negative breast cancer.

•Cystic fibrosis franchise. In July 2023, Vertex announced the European Commission approved the label extension of Orkambi for the treatment of children with cystic fibrosis ages 1 to less than 2 years old.

In May 2023, Vertex announced the FDA approved Kalydeco for use in children with cystic fibrosis ages 1 month to less than 4 months old.

In April 2023, Vertex announced the FDA approved the expanded use of Trikafta to include children with cystic fibrosis ages 2 through 5 years.

•Xtandi. In June 2023, Pfizer announced the FDA approved Talzenna in combination with Xtandi for the treatment of adult patients with homologous recombination repair gene-mutated metastatic castration-resistant prostate cancer.

In April 2023, Pfizer and Astellas announced that Xtandi plus leuprolide significantly reduced the risk of metastasis or death by 58% versus placebo plus leuprolide, as assessed by the primary endpoint of metastasis-free survival, in men with non-metastatic hormone-sensitive prostate cancer. A positive trend in the key secondary endpoint of overall survival was also observed in the Xtandi combination arm at the time of the analysis, but these data were not yet mature. Patients in the trial will be followed for a subsequent final overall survival analysis.

•Tremfya. In May 2023, Johnson & Johnson announced positive results from the Phase 3 QUASAR Induction Study evaluating the investigational use of Tremfya in adults with moderately to severely active ulcerative colitis who had an inadequate response or intolerance to conventional and/or advanced therapies. The data showed statistically significant and clinically meaningful improvements across symptomatic and histo-endoscopic outcome measures, as well as a greater proportion of patients treated with Tremfya compared to placebo achieved clinical remission at week 12, the study’s primary endpoint.

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

Additionally, following the consummation of our IPO, we also report non-controlling interests related to:

3. The Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests was approximately 25% as of June 30, 2023. RP Holdings Class B Interests are exchangeable into Class A ordinary shares. The value of this non-controlling interest will decline over time if the investors who indirectly own RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

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

Total income and other revenues

Total income and other revenues is primarily comprised of interest income from our financial royalty assets, royalty income generally arising from successful commercialization of products developed through R&D funding arrangements, and a declining contribution of royalty revenue from our intangible royalty assets for which patent rights have materially expired. Most of our royalties are classified as financial assets as our ownership rights are generally protective and passive in nature. In instances in which we acquire a royalty that does include more substantial rights or ownership of the underlying intellectual property, we classify such royalties as intangible assets.

We recognize interest income related to our financial royalty assets. Royalty revenue solely relates to our intangible royalty assets from our DPP-IV products. Our royalties on DPP-IV products have substantially ended in the first quarter of 2022 and we do not expect any material revenue in the future periods. For the second quarter of 2023 and 2022 and the first six months of 2023 and 2022, the royalty payors that accounted for greater than 10% of our total income and other revenues are shown in the table below:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Royalty Payor	Royalty	2023	2022	2023	2022
Vertex	Cystic fibrosis franchise	39%	38%	34%	36%
Pfizer	Nurtec ODT, Zavzpret	*	*	13%	*
AbbVie	Imbruvica	*	15%	*	15%
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

Under the Management Agreement, we pay a quarterly operating and personnel payment to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from royalty investments, which is Adjusted Cash Receipts, for such quarter, and 0.25% of the value of our security investments under GAAP as of the end of such quarter.

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

Other income, net

Other income, net primarily includes the changes in fair market value of our equity securities, derivative instruments and available for sale debt securities, including related forwards and funding commitments, and interest income.

Net income attributable to non-controlling interests

The net income attributable to non-controlling interests includes income attributable to the legacy non-controlling interests and the continuing non-controlling interests. As the Legacy Investors Partnerships and RPSFT no longer participate in investment opportunities, the related net income attributable to the legacy non-controlling interests is expected to decline over time as the assets held by RPCT, Old RPI and RPI ICAV mature.

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

Results of Operations

The comparison of our historical results of operations for the second quarter and first six months of 2023 and 2022 is as follows (in thousands):

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Income and other revenues
Income from financial royalty assets	$501,345	$515,350	$(14,005)	(2.7)%	$1,166,032	$1,026,873	$139,159	13.6%
Revenue from intangible royalty assets	202	2,537	(2,335)	(92.0)%	345	36,123	(35,778)	(99.0)%
Other royalty income	36,655	18,068	18,587	102.9%	55,796	35,008	20,788	59.4%
Total income and other revenues	538,202	535,955	2,247	0.4%	1,222,173	1,098,004	124,169	11.3%
Operating expenses
Provision for changes in expected cash flows from financial royalty assets	241,228	105,714	135,514	128.2%	360,032	290,335	69,697	24.0%
Research and development funding expense	500	606	(106)	(17.5)%	1,000	101,106	(100,106)	(99.0)%
Amortization of intangible assets	—	—	—	n/a	—	5,670	(5,670)	(100.0)%
General and administrative expenses	47,634	51,843	(4,209)	(8.1)%	133,329	103,383	29,946	29.0%
Total operating expenses, net	289,362	158,163	131,199	83.0%	494,361	500,494	(6,133)	(1.2)%
Operating income	248,840	377,792	(128,952)	(34.1)%	727,812	597,510	130,302	21.8%
Other expense/(income)
Equity in losses/(earnings) of equity method investees	770	(737)	1,507	(204.5)%	(33,836)	(1,134)	(32,702)	*
Interest expense	46,949	46,966	(17)	0.0%	93,899	94,029	(130)	(0.1)%
Other income, net	(150,215)	(160,034)	9,819	(6.1)%	(192,676)	(115,065)	(77,611)	67.4%
Total other income, net	(102,496)	(113,805)	11,309	(9.9)%	(132,613)	(22,170)	(110,443)	*
Consolidated net income	351,336	491,597	(140,261)	(28.5)%	860,425	619,680	240,745	38.8%
Net income attributable to non-controlling interests	123,711	187,093	(63,382)	(33.9)%	292,045	263,415	28,630	10.9%
Net income attributable to Royalty Pharma plc	$227,625	$304,504	$(76,879)	(25.2)%	$568,380	$356,265	$212,115	59.5%

*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products for the second quarter and first six months of 2023 and 2022 is as follows, in order of contribution to income for the first six months of 2023 (in thousands):

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cystic fibrosis franchise	$208,338	$201,664	$6,674	3.3%	$412,874	$396,121	$16,753	4.2%
Zavzpret	10	—	10	n/a	153,649	—	153,649	n/a
Imbruvica	41,725	80,638	(38,913)	(48.3)%	98,322	168,265	(69,943)	(41.6)%
Tysabri	43,796	51,403	(7,607)	(14.8)%	87,976	103,924	(15,948)	(15.3)%
Tremfya	37,715	25,666	12,049	46.9%	77,485	41,816	35,669	85.3%
Trelegy	33,649	—	33,649	n/a	64,337	—	64,337	n/a
Other products	136,112	155,979	(19,867)	(12.7)%	271,389	316,747	(45,358)	(14.3)%
Total income from financial royalty assets	$501,345	$515,350	$(14,005)	(2.7)%	$1,166,032	$1,026,873	$139,159	13.6%

Three months ended June 30, 2023 and 2022

Income from financial royalty assets decreased by $14.0 million, or 2.7%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to declines in sell-side equity research analysts’ consensus sales forecasts for Imbruvica. The decrease was partially offset by income related to recently acquired assets, such as Trelegy, which was acquired in the third quarter of 2022, and the strong performance of Tremfya.

Six months ended June 30, 2023 and 2022

Income from financial royalty assets increased by $139.2 million, or 13.6%, in the first six months of 2023 compared to the first six months of 2022, primarily driven by the FDA approval of Pfizer’s Zavzpret in March 2023. This FDA approval resulted in our receipt of a $475.0 million milestone payment and $153.6 million of interest income recognized in the first quarter of 2023. The difference between the milestone payment and interest income is attributable to the derecognition of the related financial royalty asset and the settlement of the related derivative instrument. Income from recently acquired assets contributed to the increase, partially offset by declines in sell-side equity research analysts’ consensus sales forecasts for Imbruvica and Tysabri.

Revenue from intangible royalty assets

Three months ended June 30, 2023 and 2022

Revenue from intangible royalty assets was relatively flat in the second quarter of 2023 compared to the second quarter of 2022.

Six months ended June 30, 2023 and 2022

Revenue from intangible royalty assets decreased by $35.8 million, or 99.0%, in the first six months of 2023 compared to the first six months of 2022, primarily driven by the maturity of our royalties on Januvia and Janumet in the first quarter of 2022.

Other royalty income

Three months ended June 30, 2023 and 2022

Other royalty income increased by $18.6 million, or 102.9%, in the second quarter of 2023 compared to the second quarter of 2022, primarily driven by income from fully amortized financial royalty assets.

Six months ended June 30, 2023 and 2022

Other royalty income increased by $20.8 million, or 59.4% in the first six months of 2023 compared to the first six months of 2022, primarily driven by income from fully amortized financial royalty assets.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
Royalty		Royalty
Trelegy	$63,666	Imbruvica	$71,385
Tremfya	41,795	Cystic fibrosis franchise	54,609
Xtandi	38,673	Promacta	29,295
Imbruvica	29,121	Tysabri	(30,613)
Cabozantinib	20,223	Xtandi	(43,804)
Other	53,673	Other	38,220
Total provision, exclusive of provision for credit losses	247,151	Total provision, exclusive of provision for credit losses	119,092
Provision for current expected credit losses	(5,923)	Provision for current expected credit losses	(13,378)
Total provision	$241,228	Total provision	$105,714

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
Royalty		Royalty
Imbruvica	$227,202	Imbruvica	$180,294
Tremfya	105,690	Tazverik	78,171
Trelegy	39,540	IDHIFA	38,112
IDHIFA	(37,771)	Promacta	29,295
Evrysdi	(46,077)	Emgality	27,843
Other	69,955	Other	(421)
Total provision, exclusive of provision for credit losses	358,539	Total provision, exclusive of provision for credit losses	353,294
Provision for current expected credit losses	1,493	Provision for current expected credit losses	(62,959)
Total provision	$360,032	Total provision expense	$290,335
Three months ended June 30, 2023 and 2022

In the second quarter of 2023, we recorded provision expense of $241.2 million, comprised of $247.2 million in provision expense for changes in expected cash flows and $5.9 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Trelegy, Tremfya and Xtandi due to declines in sell-side equity research analysts’ consensus sales forecasts. The provision income for credit losses was primarily driven by slight decreases in the values of financial royalty assets with limited protective rights.

In the second quarter of 2022, we recorded provision expense of $105.7 million, comprised of $119.1 million in provision expense for changes in expected cash flows and $13.4 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows for Imbruvica and the cystic fibrosis franchise primarily due to significant declines in sell-side equity research analysts’ consensus sales forecasts, which was partially offset by provision income for Xtandi and Tysabri due to a significant increase in sell-side equity research analysts’ consensus sales forecasts. The provision income for credit losses was primarily driven by a decrease in current expected credit losses related to Tazverik as a result of the corresponding decline in the financial asset value.

Six months ended June 30, 2023 and 2022

In the first six months of 2023, we recorded provision expense of $360.0 million, comprised of $358.5 million in provision expense for changes in expected cash flows and $1.5 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows for Imbruvica, Tremfya and Trelegy primarily due to declines in sell-side equity research analysts’ consensus sales forecasts which was partially offset by provision income recorded for Evrysdi and IDHIFA due to significant increases in sell-side equity research analysts’ consensus forecasts. The provision expense for credit losses was primarily driven by an increase in the financial asset value for Tazverik which was partially offset by provision income for credit losses recorded during the second quarter of 2023 due to slight decreases in the values of certain financial royalty assets with limited protective rights.

In the first six months of 2022, we recorded provision expense of $290.3 million, comprised of $353.3 million in provision expense for changes in expected cash flows and $63.0 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows for Imbruvica and Tazverik, primarily due to significant declines in sell-side equity research analysts’ consensus forecasts. The provision income for credit losses was primarily driven by current expected credit losses related to Tazverik as a result of the corresponding significant decline in the financial asset value.

R&D funding expense

Three months ended June 30, 2023 and 2022

R&D funding expense was relatively flat in the second quarter of 2023 as compared to the second quarter of 2022.

Six months ended June 30, 2023 and 2022

R&D funding expense decreased by $100.1 million, or 99.0%, for the first six months of 2023 as compared to the first six months of 2022. In the first six months of 2022, we recognized upfront and milestone R&D funding expense of $100.0 million in exchange for royalties and milestones on development-stage products from Cytokinetics, Incorporated (“Cytokinetics”). In the first six months of 2023, we did not recognize any upfront and milestone R&D funding expense.

G&A expenses

Three months ended June 30, 2023 and 2022

G&A expenses were relatively flat in the second quarter of 2023 as compared to the second quarter of 2022.

Six months ended June 30, 2023 and 2022

G&A expenses increased by $29.9 million, or 29.0%, in the first six months of 2023 compared to the first six months of 2022, primarily driven by higher Operating and Personnel Payments due to increased cash receipts from royalty investments, specifically the $475.0 million Zavzpret milestone payment received in the first quarter of 2023.

Equity in losses/(earnings) of equity method investees

Three months ended June 30, 2023 and 2022

Equity in losses/(earnings) of equity method investees was relatively flat in the second quarter of 2023 as compared to the second quarter of 2022.

Six months ended June 30, 2023 and 2022

Equity in earnings of equity method investees increased by $32.7 million in the first six months of 2023 compared to the first six months of 2022, primarily driven by an income allocation from the Avillion Entities of $31.0 million in the first six months of 2023 as compared to a loss allocation of $8.2 million in the first six months of 2022. The income allocation in the first six months of 2023 from the Avillion Entities was primarily driven by a gain related to AstraZeneca’s election to exercise an option to commercialize Airsupra in the United States.

Interest expense

Three months ended June 30, 2023 and 2022

Interest expense was relatively flat in the second quarter of 2023 as compared to the second quarter of 2022. The weighted average coupon rate was 2.24% in the second quarter of 2023 and 2022.

Six months ended June 30, 2023 and 2022

Interest expense was relatively flat in the first six months of 2023 compared to the first six months of 2022. The weighted average coupon rate was 2.24% in the first six months of 2023 and 2022.

Refer to the “Liquidity and Capital Resources” section for additional discussion of the Notes.

Other income, net

Three months ended June 30, 2023 and 2022

Other income, net of $150.2 million in the second quarter of 2023 was primarily comprised of $82.9 million of gains on available for sale debt securities, $41.3 million of gains on equity securities and $25.7 million of interest income earned on cash held in banks and money market funds. The gains on available for sale debt securities were primarily driven by the change in fair value of the Development Funding Bonds.

Other income, net of $160.0 million in the second quarter of 2022 was primarily comprised of $71.8 million of gains on the Milestone Acceleration Option and $70.3 million of gains on available for sale debt securities, both driven by the estimated high probability of a change of control event for Biohaven.

Six months ended June 30, 2023 and 2022

Other income, net of $192.7 million in the first six months of 2023 was primarily comprised of $115.2 million of gains on available for sale debt securities, $42.4 million of interest income earned on cash held in banks and money market funds and $30.5 million of gains on equity securities. The gains on available for sale debt securities were primarily driven by the change in fair value of the Development Funding Bonds.

Other income, net of $115.1 million in the first six months of 2022 was primarily comprised of $71.8 million of gains on the Milestone Acceleration Option and $53.7 million of gains on available for sale debt securities, both driven by the estimated high probability of a change of control event for Biohaven.

Net income attributable to non-controlling interests

Three months ended June 30, 2023 and 2022

Net income attributable to the Legacy Investors Partnerships decreased by $19.4 million in the second quarter of 2023 as compared to the second quarter of 2022, primarily driven by lower net income attributable to Old RPI and RPI ICAV mainly due to declining performance of Imbruvica.

Net income attributable to the Continuing Investors Partnerships decreased by $41.2 million in the second quarter of 2023 as compared to the second quarter of 2022, primarily driven by lower net income attributable to RP Holdings in the second quarter of 2023 and a decline in the Continuing Investors Partnerships’ ownership of RP Holdings resulting from the exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares.

Net income attributable to RPSFT decreased by $2.9 million in the second quarter of 2023 as compared to the second quarter of 2022 in line with our expectation as the assets held by RPCT mature.

Six months ended June 30, 2023 and 2022

Net income attributable to the Legacy Investors Partnerships decreased by $25.8 million in the first six months of 2023 compared to the first six months of 2022, primarily driven by lower net income attributable to Old RPI and RPI ICAV.

Net income attributable to the Continuing Investors Partnerships increased by $61.4 million in the first six months of 2023 compared to the first six months of 2022, primarily driven by higher net income attributable to RP Holdings as a result of increased interest income related to the FDA approval of Zavzpret in March 2023. This was partially offset by exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares, which resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT decreased by $7.0 million in the first six months of 2023 compared to the first six months of 2022 in line with our expectations as the underlying assets mature.

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

During the first six months of 2023, we invested $682.1 million in royalties, milestones and related assets. While volatility exists in the total amount of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Royalty Acquisition Activities

•In June 2023, we acquired an incremental royalty interest in Erleada from the Regents of the University of California for an upfront payment of $59 million. Erleada is approved for the treatment of prostate cancer and is marketed by Johnson & Johnson.

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

•In January 2022, we acquired a royalty interest in aficamten, a development-stage product for obstructive hypertrophic cardiomyopathy (“oHCM”), for an upfront payment of $50 million and two additional contingent $50 million payments, which are triggered upon the initiation of potential pivotal clinical trials for oHCM and nonobstructive hypertrophic cardiomyopathy, respectively. In February 2022, one of the $50 million contingent milestone payments was triggered following Cytokinetics’ announcement that it initiated the clinical trial for oHCM. Additionally, we entered into a funding agreement to provide Cytokinetics long-term capital of up to $300 million (“Cytokinetics Commercial Launch Funding”) to support further development of aficamten and potential commercialization of omecamtiv mecarbil, both development-stage products. The Cytokinetics Commercial Launch Funding is available in five tranches, including an initial tranche of $50 million that was funded upon closing. In June 2022, we amended the funding agreement to increase the required draw amount and further amended the funding agreement in December 2022 to extend the draw periods and increase the repayment terms of the second and third tranche.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first six months of 2023 and 2022, we generated $1.6 billion and $1.0 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our undrawn Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

As of June 30, 2023, our cash and cash equivalents totaled $2.2 billion. We did not hold any marketable securities as of June 30, 2023. As of December 31, 2022, our cash and cash equivalents and marketable securities totaled $1.7 billion and $24.4 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of June 30, 2023 and December 31, 2022, the par value of our total outstanding borrowings was $7.3 billion. $1.0 billion of our senior unsecured notes is scheduled to mature in September 2023. Additionally, we have a Revolving Credit Facility which provides for borrowing capacity of up to $1.5 billion that remains undrawn and available to us as of June 30, 2023. A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 9–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have historically funded our acquisition program through operating cash flows, equity contributions and debt. Our low operating costs coupled with a lack of capital expenditures and low taxes have contributed to our strong financial profile, resulting in high operating leverage and high conversion of our Adjusted Cash Receipts to Adjusted Cash Flow (refer to section below titled “Sources of Capital” for further discussion). We expect to continue funding our current and planned operating costs (excluding acquisitions) principally through our cash flow from operations and our acquisition program through cash flow and issuances of equity and debt. In the past, we have supplemented our available cash and cash equivalents on hand with attractive debt capital to fund certain strategic acquisitions.

Our ability to satisfy our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activity for the first six months of 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	Change
Cash provided by (used in):
Operating activities	$1,641,654	$1,035,222	$606,432
Investing activities	(621,959)	(19,013)	(602,946)
Financing activities	(557,369)	(449,220)	(108,149)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities increased by $606.4 million in the first six months of 2023 compared to the first six months of 2022, driven by an increase in cash collections from financial royalty assets of $565.0 million, including a $475.0 million milestone payment related to Zavzpret and lower development-stage funding payments in the first six months of 2023. The increase was partially offset by lower cash collections from intangible assets of $70.6 million, as our royalty receipts on Januvia, Janumet and other DPP-IVs substantially ended in the second quarter of 2022, and higher payments for operating and professional costs.

Investing Activities

Cash used in investing activities increased by $602.9 million in the first six months of 2023 compared to the first six months of 2022, primarily driven by a $487.1 million increase in cash used for acquisitions of financial royalty assets and a $266.6 million decrease in net cash provided by marketable securities. The increase was partially offset by a decrease of $62.8 million in cash used to purchase equity securities and a decrease of $47.9 million in net cash used in available for sale debt securities.

Financing Activities

Cash used in financing activities increased by $108.1 million in the first six months of 2023 compared to the first six months of 2022 primarily driven by $134.4 million in repurchases of Class A ordinary shares in the second quarter of 2023. The increase was partially offset by lower distributions of royalty receipts to legacy non-controlling interests as royalties jointly owned by the Legacy Investors Partnerships and RPSFT are maturing.

Sources of Capital

Our business model is different from that of traditional operating companies in the biopharmaceutical industry. We use the cash generated by existing royalties to fund investments in new royalties and believe that each of our non-GAAP measures represent sources of capital that are critical for investors to understand our business and to evaluate management’s ability to execute on our strategy. Adjusted Cash Receipts, Adjusted EBITDA and Adjusted Cash Flow are each presented as non-GAAP liquidity measures that are supplemental to our GAAP financial performance. Our non-GAAP measures reflect management’s ability to successfully operate the business by generating capital to fund investments in royalty-generating assets, debt repayments, dividends and other discretionary investments. Our non-GAAP financial measures exclude the impact of certain items and therefore have not been calculated in accordance with GAAP. In each case, because our operating performance is a function of our liquidity, the non-GAAP measures used by management are presented and defined as supplemental liquidity measures. Adjusted Cash Receipts, Adjusted EBITDA and Adjusted Cash Flow are most directly comparable to the GAAP measure Net cash provided by operating activities. Each of our non-GAAP measures are calculated using inputs directly from our GAAP statements of cash flows.

Adjusted Cash Receipts enables investors to better analyze our liquidity and long-term growth prospects by providing a more granular presentation of the underlying cash generation of its royalty investments. Adjusted Cash Receipts is a measure calculated with inputs directly from the statements of cash flows and includes total royalty receipts: (i) Cash collections from royalty assets (financial assets and intangible assets), (ii) Other royalty cash collections, (iii) Distributions from equity method investees, and (iv) Proceeds from available for sale debt securities; less Distributions to legacy non-controlling interests - royalty receipts, which represent contractual distributions of royalty receipts and proceeds from available for sale debt securities to the Legacy Investors Partnerships and RPSFT.

Adjusted EBITDA is an important non-GAAP measure in analyzing our liquidity and is used by our lenders to assess our ability to meet our financial covenants. Adjusted EBITDA is calculated as Adjusted Cash Receipts less Payments for operating and professional costs. The definition of Adjusted EBITDA is the same as the definition of consolidated EBITDA in the Credit Agreement (defined below). We believe the covenants in the Credit Agreement related to consolidated EBITDA are material terms of its Credit Agreement and information about these covenants related to consolidated EBITDA is material to an investor’s understanding of our liquidity. Noncompliance with the interest coverage ratio and leverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. If we cannot satisfy these financial covenants, we would be prohibited under our Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to the assessment of our liquidity.

Our operating performance is a function of our liquidity. Adjusted Cash Flow provides meaningful information about our operating performance because one of our core business strategies is to generate consistent cash flows that can be redeployed into new royalty investments. Adjusted Cash Flow is defined as core cash collections less cash charges, including net interest paid, and reflects management’s ability to successfully operate the business and generate cash flow. Tracking Adjusted Cash Flow over time helps to identify underlying trends in the business and permits management and investors to better understand our performance. Management uses Adjusted Cash Flow for decision-making purposes related to the funding of investments in royalty-generating assets, debt repayments, dividends and other discretionary investments.

Adjusted Cash Flow is calculated as Adjusted EBITDA less (1) Development-stage funding payments - ongoing, (2) Development-stage funding payments - upfront and milestone, (3) Interest paid, net of Interest received, (4) Investments in equity method investees and (5) Other (including Derivative collateral posted, net of Derivative collateral received, and Termination payments on derivative instruments) plus (1) Contributions from legacy non-controlling interests - R&D, all directly reconcilable to the statements of cash flows.

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

To reconcile Adjusted Cash Receipts, we start with the GAAP line item, Net cash provided by operating activities, and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from equity method investees which are classified as cash inflows from investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments, (5) Payments for operating and professional costs, (6) Payments for rebates and (7) Termination payments on derivative instruments, and to deduct (1) Distributions to legacy non-controlling interests - royalty receipts, which represents distributions to the Legacy Investors Partnerships and RPSFT related to total royalty receipts, and (2) Derivative collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or Adjusted Cash Receipts.

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

To arrive at Adjusted Cash Flow, we start with Net cash provided by operating activities and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from equity method investees classified as cash inflows from investing activities and (3) Contributions from legacy non-controlling interests - R&D, and to deduct (1) Distributions to legacy non-controlling interests - royalty receipts and (2) Investments in equity method investees. This is intended to present an Adjusted Cash Flow measure that is representative of cash generated from the broader business strategy of acquiring royalty-generating assets that is available for reinvestment and for discretionary purposes.

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cash flow data (GAAP basis)
Net cash provided by/(used in):
Operating activities	$607,817	$574,952	$1,641,654	$1,035,222
Investing activities	(63,433)	(30,178)	(621,959)	(19,013)
Financing activities	(346,996)	(228,254)	(557,369)	(449,220)

Net cash provided by operating activities (GAAP)	$607,817	$574,952	$1,641,654	$1,035,222
Adjustments:
Proceeds from available for sale debt securities (1), (2)	—	15,625	—	31,250
Distributions from equity method investees (2)	—	—	34,767	—
Interest (received)/paid, net (2)	(18,282)	(2,116)	48,739	83,618
Development-stage funding payments - ongoing (3)	500	606	1,000	1,106
Development-stage funding payments - upfront and milestone (3)	—	—	—	100,000
Payments for operating and professional costs	47,032	44,101	133,878	93,003
Distributions to legacy non-controlling interests - royalty receipts (2)	(92,453)	(109,158)	(184,391)	(215,543)
Adjusted Cash Receipts (non-GAAP)	$544,614	$524,010	$1,675,647	$1,128,656

Net cash provided by operating activities (GAAP)	$607,817	$574,952	$1,641,654	$1,035,222
Adjustments:
Proceeds from available for sale debt securities (1), (2)	—	15,625	—	31,250
Distributions from equity method investees (2)	—	—	34,767	—
Interest (received)/paid, net (2)	(18,282)	(2,116)	48,739	83,618
Development-stage funding payments - ongoing (3)	500	606	1,000	1,106
Development-stage funding payments - upfront and milestone (3)	—	—	—	100,000
Distributions to legacy non-controlling interests - royalty receipts (2)	(92,453)	(109,158)	(184,391)	(215,543)
Adjusted EBITDA (non-GAAP)	$497,582	$479,909	$1,541,769	$1,035,653

Net cash provided by operating activities (GAAP)	$607,817	$574,952	$1,641,654	$1,035,222
Adjustments:
Proceeds from available for sale debt securities (1), (2)	—	15,625	—	31,250
Distributions from equity method investees (2)	—	—	34,767	—
Contributions from legacy non-controlling interests - R&D (2)	88	107	367	731
Distributions to legacy non-controlling interests - royalty receipts (2)	(92,453)	(109,158)	(184,391)	(215,543)
Investments in equity method investees (2), (4)	(2,987)	—	(6,566)	(3,050)
Adjusted Cash Flow (non-GAAP)	$512,465	$481,526	$1,485,831	$848,610

(1)In 2022, amounts related to the quarterly redemptions of the Series A Biohaven Preferred Shares are presented as Proceeds from available for sale debt securities on the condensed consolidated statements of cash flows.

(2)The table below shows the line item for each adjustment and the direct location for such line item on the condensed consolidated statements of cash flows.

Reconciling Adjustment	Condensed Consolidated Statements of Cash Flows Classification
Proceeds from available for sale debt securities	Investing activities
Investments in equity method investees	Investing activities
Distributions to legacy non-controlling interests - royalty receipts	Financing activities
Interest (received)/paid, net	Operating activities (Interest paid less Interest received)
Contributions from legacy non-controlling interests - R&D	Financing activities
Distributions from equity method investees	Investing activities
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

The table below includes the royalty receipts and non-GAAP financial results for the second quarter and first six months of 2023 and 2022 by product in order of contribution to total royalty receipts for the first six months of 2023 (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Six Months Year-to-Date Change
	2023	2022	2023	2022	$	%
Zavzpret milestone (1)	$—	$—	$475,000	$—	$475,000	n/a
Cystic fibrosis franchise (2)	206,197	181,968	422,772	383,851	38,921	10.1%
Tysabri	84,342	93,128	170,227	190,567	(20,340)	(10.7)%
Imbruvica	62,707	80,381	131,721	167,552	(35,831)	(21.4)%
Promacta	38,715	34,715	88,284	82,612	5,672	6.9%
Trelegy	36,598	—	84,871	—	84,871	n/a
Xtandi	40,471	51,988	84,246	95,383	(11,137)	(11.7)%
Tremfya	22,335	18,428	53,923	46,653	7,270	15.6%
Cabometyx/Cometriq	15,350	13,055	30,939	25,911	5,028	19.4%
Evrysdi	13,036	8,134	30,569	17,331	13,238	76.4%
Farxiga/Onglyza	10,174	11,346	21,796	20,815	981	4.7%
Trodelvy	9,169	6,040	17,078	10,932	6,146	56.2%
Prevymis	13,814	9,997	13,814	14,123	(309)	(2.2)%
Erleada	6,599	4,834	13,431	9,720	3,711	38.2%
Orladeyo	6,562	4,765	13,354	9,191	4,163	45.3%
Spinraza	12,562	—	12,562	—	12,562	n/a
Crysvita	5,189	4,933	11,017	9,645	1,372	14.2%
Emgality	4,432	4,425	9,446	9,188	258	2.8%
Nurtec ODT/Biohaven payment (3)	4,180	18,715	9,442	39,090	(29,648)	(75.8)%
Other products (4)	44,635	86,316	165,546	211,635	(46,089)	(21.8)%
Total royalty receipts	$637,067	$633,168	$1,860,038	$1,344,199	$515,839	38.4%
Distributions to legacy non-controlling interests - royalty receipts	(92,453)	(109,158)	(184,391)	(215,543)	31,152	(14.5)%
Adjusted Cash Receipts (non-GAAP)	$544,614	$524,010	$1,675,647	$1,128,656	$546,991	48.5%
Payments for operating and professional costs	(47,032)	(44,101)	(133,878)	(93,003)	(40,875)	44.0%
Adjusted EBITDA (non-GAAP)	$497,582	$479,909	$1,541,769	$1,035,653	$506,116	48.9%
Development-stage funding payments - ongoing	(500)	(606)	(1,000)	(1,106)	106	(9.6)%
Development-stage funding payments - upfront and milestone	—	—	—	(100,000)	100,000	(100.0)%
Interest received/(paid), net	18,282	2,116	(48,739)	(83,618)	34,879	(41.7)%
Investments in equity method investees	(2,987)	—	(6,566)	(3,050)	(3,516)	115.3%
Contributions from legacy non-controlling interests - R&D	88	107	367	731	(364)	(49.8)%
Adjusted Cash Flow (non-GAAP)	$512,465	$481,526	$1,485,831	$848,610	$637,221	75.1%

Weighted average Class A ordinary shares outstanding - diluted	605,860	607,214	606,551	607,207
(1)Related to a $475.0 million milestone payment that we received following the FDA approval of Zavzpret.
(2)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(3)In 2022, royalty receipts include the $15.6 million quarterly redemption payments related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the condensed consolidated statements of cash flows). The Series A Biohaven Preferred Shares were fully redeemed in October 2022 following Pfizer’s acquisition of Biohaven. The remaining amounts are related to royalty receipts from Nurtec ODT.
(4)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion I, for which receipts are presented as Distributions from equity method investees in the operating section of the condensed consolidated statements of cash flows), Cimzia, Entyvio, IDHIFA, Januvia, Janumet, Other DPP-IVs, Letairis, Lexiscan, Mircera, Myozyme, Nesina, Oxlumo, Soliqua, Tazverik and distributions from the Legacy SLP Interest (defined below). In the first six months of 2023, amount also includes a receipt of $34.8 million from our joint venture investee, Avillion II, for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in the United States (presented as Distributions from equity method investees in the investing section of the condensed consolidated statements of cash flows).

Adjusted Cash Receipts (non-GAAP)

Adjusted Cash Receipts increased by $547.0 million to $1.7 billion in the first six months of 2023 compared to the first six months of 2022, primarily driven by a $475.0 million milestone payment that we received following the FDA’s approval of Zavzpret in March 2023, royalty receipts from newly acquired royalties and the receipt of $34.8 million for our portion of the exercise fee related to AstraZeneca’s election to commercialize Airsupra in the United States. The increase in cash receipts was partially offset by a decline in royalty receipts from maturing royalties, primarily Januvia, Janumet and other DPP-IVs, as well as from unfavorable foreign exchange movements. The increase in Adjusted Cash Receipts was further driven by a decrease in distributions of royalty receipts to legacy non-controlling interests due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT.

Below we discuss the key drivers of total royalty receipts.

Royalty Receipts

•Zavzpret milestone – We received a $475 million milestone payment in the first six months of 2023 following FDA approval of Zavzpret (zavegepant), a calcitonin gene-related peptide receptor antagonist nasal spray for the acute treatment of migraine with or without aura in adults, which is marketed by Pfizer.

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which are marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $38.9 million in the first six months of 2023 compared to the first six months of 2022. The increase was primarily driven by the rapid uptake of Kaftrio outside the United States, including its uptake in children ages 6 through 11 years old, and the continued performance of Trikafta in the United States.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $20.3 million in the first six months of 2023 compared to the first six months of 2022, primarily driven by pricing pressure, competition and channel dynamics.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $35.8 million in the first six months of 2023 compared to the first six months of 2022. Imbruvica continues to be unfavorably impacted by increased competition and the cumulative impact of a suppressed chronic lymphocytic leukemia market.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, increased by $5.7 million in the first six months of 2023 compared to the first six months of 2022. This growth was primarily driven by increased use in chronic ITP and further uptake as first-line and/or second-line treatment for severe aplastic anemia.

•Trelegy – Royalty receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, were $84.9 million in the first six months of 2023, primarily driven by strong patient demand globally and the growth of the single inhaler triple therapy market. We acquired the Trelegy royalty in the third quarter of 2022.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, decreased by $11.1 million in the first six months of 2023 compared to the first six months of 2022, primarily driven by a high base of comparison from a true-up of royalties received in the second quarter of 2022. Xtandi continued to maintain strong sales performance in markets outside the United States.

•Tremfya – Royalty receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, increased by $7.3 million in the first six months of 2023 compared to the first six months of 2022, primarily due to market growth and continued market share gains, which were partially offset by an unfavorable prior period adjustment taken by Johnson & Johnson, patient mix and rebates.

•Cabometyx/Cometriq – Royalty receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, increased by $5.0 million in the first six months of 2023 compared to the first six months of 2022, primarily due to the uptake of Cabometyx in combination with Opdivo as a first-line treatment for patients with advanced renal cell carcinoma.

•Spinraza – Royalty receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, were $12.6 million in the first six months of 2023, primarily driven by growth outside the United States, offset by fewer new patient starts and channel dynamics in the United States. We acquired the Spinraza royalty in the first quarter of 2023.

•Nurtec ODT/Biohaven payment – Royalty receipts from Nurtec ODT, which is marketed by Pfizer for the acute and preventative treatment of migraine, increased by $1.6 million in the first six months of 2023 compared to the first six months of 2022, primarily driven by demand growth. In the first six months of 2022, we also received $31.3 million in redemption payments related to the Series A Biohaven Preferred Shares. The Series A Biohaven Preferred Shares were fully redeemed in October 2022 following Pfizer’s acquisition of Biohaven.

Distributions to legacy non-controlling interests - royalty receipts

Distributions of royalty receipts to legacy non-controlling interests decreased by $31.2 million to $184.4 million in the first six months of 2023 compared to the first six months of 2022, which positively impacted Adjusted Cash Receipts. The decrease in distributions to non-controlling interests is primarily due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT.

Adjusted EBITDA (non-GAAP)

Adjusted EBITDA increased by $506.1 million to $1.5 billion in the first six months of 2023 compared to the first six months of 2022 as a result of the factors noted above in “Adjusted Cash Receipts (non-GAAP).” The increase was partially offset by payments for operating and professional costs, the only adjustment between Adjusted Cash Receipts and Adjusted EBITDA, which increased in the first six months of 2023 as our Operating and Personnel Payments are primarily comprised of a fixed percentage of 6.5% of cash receipts from our royalties, which is Adjusted Cash Receipts.

Adjusted Cash Flow (non-GAAP)

Adjusted Cash Flow increased by $637.2 million to $1.5 billion in the first six months of 2023 compared to the first six months of 2022, primarily for the same reasons noted above in “Adjusted Cash Receipts (non-GAAP)” and “Adjusted EBITDA (non-GAAP).” The increase was further driven by lower upfront and milestone development-stage funding payments. In the first six months of 2023, we did not make any upfront and milestone development-stage funding payments whereas in the first six months of 2022, we paid $100.0 million to Cytokinetics to acquire a royalty on a development-stage product candidate.

Borrowings

Our borrowings at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	Date of Issuance	Maturity	As of June 30, 2023	As of December 31, 2022
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$1,000,000	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Total senior unsecured debt			7,300,000	7,300,000
Unamortized debt discount and issuance costs			(173,556)	(183,678)
Total long-term debt, including current portion			7,126,444	7,116,322
Less: Current portion of long-term debt			(999,370)	(997,512)
Total long-term debt			$6,127,074	$6,118,810

Senior Unsecured Notes

On July 26, 2021, we issued the 2021 Notes with a weighted average coupon rate of 2.80% and requiring annual interest payments of approximately $36.4 million, paid semi-annually. On September 2, 2020, we issued $6.0 billion of senior unsecured note (the “2020 Notes”) with a weighted average coupon rate of 2.13% and requiring annual interest payments of approximately $127.5 million, paid semi-annually. We refer to the 2020 Notes and 2021 Notes, collectively, as the “Notes.” Indentures governing the Notes contain certain covenants with which we were in compliance as of June 30, 2023.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement, which was further amended on October 31, 2022 (the “Credit Agreement”). The Credit Agreement amended and restated the credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Revolving Credit Facility has a maturity date of October 31, 2027. The Credit Agreement contains certain customary covenants which we were in compliance as of June 30, 2023. The Revolving Credit Facility remains undrawn and available to us as of June 30, 2023.

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement. Our definition of Adjusted EBITDA is the same as the definition of consolidated EBITDA in the Credit Agreement.

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

•Launch and Development Capital – Tailored supplemental funding solutions, generally included as a component within a transaction, increasing the scale of our capital. Launch and development capital is generally provided in exchange for a long-term stream of fixed payments with a predetermined schedule around the launch of a drug. Launch and development capital may also include a direct investment in the public equity of a company. The funding of launch and development capital is generally reflected on our statements of cash flows as Purchases of available for sale debt securities.

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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $179.2 million and $165.3 million in the first six months of 2023 and 2022, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027. Share repurchases may be made in the open market or in privately negotiated transactions. In the second quarter of 2023, we repurchased 4,027 thousand shares at a cost of approximately $134.5 million.

Other Funding Arrangements

In January 2022, we entered into a long-term funding agreement, which was amended later in the same year, with Cytokinetics. We agreed to provide funding of up to $300 million (“Cytokinetics Commercial Launch Funding”) in five tranches. The initial tranche of $50 million was funded upon closing. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). The regulatory milestones for the second and third tranches were not met and as such $75 million of the optional funding became unavailable. As of June 30, 2023, $125 million of the optional $200 million remains available under the Cytokinetics Funding Commitments.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which approximates $35.3 million as of June 30, 2023.

We also have certain milestone payments that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In the first six months of 2023, we made a $12.4 million sales-based milestone payment related to Erleada. In the first six months of 2022, we made a $50 million milestone payment to Cytokinetics which was triggered following Cytokinetics’ announcement that it initiated the first pivotal clinical trial in oHCM.

Debt Service

As of June 30, 2023, the future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
Remainder of 2023	$1,000,000	$81,925
2024	—	156,350
2025	1,000,000	156,350
2026	—	144,350
2027	1,000,000	144,350
Thereafter	4,300,000	1,925,900
Total (1)	$7,300,000	$2,609,225
(1)Excludes unamortized debt discount and issuance costs of $173.6 million as of June 30, 2023, which are amortized through interest expense over the remaining life of the underlying debt obligations.

Operating and Personnel Payments

Under the Management Agreement, we pay quarterly Operating and Personnel Payments equal to 6.5% of the cash receipts from royalty investments, which is Adjusted Cash Receipts, for such quarter and 0.25% of our security investments under GAAP as of the end of each quarter. Because the Operating and Personnel Payments are determined based on cash receipts, the amounts are variable. The payment for our Operating and Personnel Payment is the most significant component of Payments for operating and professional costs presented on the statements of cash flows. Additionally, the expenses incurred in respect of Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses on an ongoing basis.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of June 30, 2023, the par value and carrying value of the total outstanding and guaranteed Notes was $7.3 billion and $7.1 billion, respectively.

The following financial information presents summarized combined balance sheet information as of June 30, 2023 and December 31, 2022 and summarized combined statement of operations information for the first six months of 2023 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of June 30, 2023 and December 31, 2022 or for the first six months of 2023 (in thousands).

Summarized Combined Balance Sheets
	As of June 30, 2023	As of December 31, 2022
Current assets	$143,335	$92,805
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	33,440	14,744
Current intercompany notes receivable due from Non-Guarantor Subsidiaries	252,182	269,617
Non-current assets	3,508	4,033
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	1,880,443	1,986,906
Current liabilities	1,055,418	1,053,942
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	13,950	14,744
Current intercompany notes payable due to Non-Guarantor Subsidiaries	252,182	269,617
Non-current liabilities	6,126,203	6,118,022
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,548,288	1,655,842

Summarized Combined Statement of Operations	For the Six Months Ended June 30, 2023

Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$43,207
Other income	4,371
Operating expenses	104,700
Interest expense on intercompany notes payable with Non-Guarantor Subsidiaries	23,718
Net loss	80,840

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2023, our total principal amount of senior unsecured notes outstanding was $7.3 billion. In addition, we have up to $1.5 billion of available revolving commitments under our unsecured revolving credit facility (the “Revolving Credit Facility”). Except for RP Holdings, our subsidiaries that do not guarantee the senior unsecured notes will have no obligation, contingent or otherwise, to pay amounts due under the senior unsecured notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
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
While our current asset portfolio includes royalties relating to over 35 marketed products and 11 development-stage product candidates, the top five product franchises accounted for 65% of our royalty receipts in the first six months of 2023 (excluding receipt from Zavzpret milestone payment). In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition and results of operations.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the second quarter of 2023 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2023 - April 30, 2023	23	$35.19	23	$999,199
May 1, 2023 - May 31, 2023	1,961	34.12	1,961	932,292
June 1, 2023 - June 30, 2023	2,043	32.67	2,043	865,518
Total	4,027	33.39	4,027
(1)On March 27, 2023, we announced our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The share repurchase program expires on June 23, 2027. The share repurchase program does not obligate us to acquire a minimum amount of our Class A ordinary shares. Under the share repurchase program, Class A ordinary shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: August 8, 2023

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: August 8, 2023