Form 10-Q
period 2023-09-30
Royalty Pharma plc
filed 2023-11-08
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 2, 2023, Royalty Pharma plc had 444,886,039 Class A ordinary shares outstanding and 152,546,046 Class B ordinary shares outstanding.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of September 30,	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$936,448	$1,710,751
Marketable securities	—	24,421
Financial royalty assets	742,160	691,319
Accrued royalty receivable	16,360	16,830
Available for sale debt securities	5,300	1,300
Other royalty income receivable	21,553	19,767
Other current assets	6,784	90,520
Total current assets	1,728,605	2,554,908

Financial royalty assets, net	13,230,474	13,493,106
Equity securities	144,342	112,348
Available for sale debt securities	353,600	226,300
Equity method investments	378,291	397,175
Other assets	20,212	29,629
Total assets	$15,855,524	$16,813,466

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to legacy non-controlling interests	$101,711	$94,803
Accounts payable and accrued expenses	13,627	7,906
Interest payable	12,595	54,162
Current portion of long-term debt	—	997,512
Other current liabilities	—	12,400
Total current liabilities	127,933	1,166,783

Long-term debt	6,131,194	6,118,810
Other liabilities	11,300	2,500
Total liabilities	6,270,427	7,288,093
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2023–445,843 and 2022–443,166	45	44
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2023–152,546 and 2022–164,058	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2023–50 and 2022–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2023–382,837 and 2022–371,325	—	—
Additional paid-in capital	4,006,758	3,666,160
Retained earnings	2,134,680	1,964,689
Non-controlling interests	3,446,175	3,897,223
Treasury interests	(2,624)	(2,806)
Total shareholders’ equity	9,585,097	9,525,373

Total liabilities and shareholders’ equity	$15,855,524	$16,813,466

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Income and other revenues
Income from financial royalty assets	$508,657	$551,682	$1,674,689	$1,578,555
Revenue from intangible royalty assets	252	1,073	597	37,196
Other royalty income	27,404	20,708	83,200	55,716
Total income and other revenues	536,313	573,463	1,758,486	1,671,467

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	277,137	305,061	637,169	595,396
Research and development funding expense	50,500	25,500	51,500	126,606
Amortization of intangible assets	—	—	—	5,670
General and administrative expenses	57,234	50,692	190,563	154,075
Total operating expenses, net	384,871	381,253	879,232	881,747

Operating income	151,442	192,210	879,254	789,720

Other expense/(income)
Equity in losses/(earnings) of equity method investees	5,222	3,251	(28,614)	2,117
Interest expense	46,033	46,977	139,932	141,006
Losses/(gains) on derivative financial instruments	8,680	(25,785)	2,290	(97,590)
(Gains)/losses on equity securities	(1,541)	(5,168)	(31,994)	22,970
Gains on available for sale debt securities	(7,300)	(44,243)	(122,500)	(97,985)
Interest income	(23,436)	(14,034)	(65,791)	(34,482)
Other non-operating expense, net	1,707	10,798	3,429	13,590
Total other expense/(income), net	29,365	(28,204)	(103,248)	(50,374)
Consolidated net income before tax	122,077	220,414	982,502	840,094
Income tax expense	—	—	—	—
Consolidated net income	122,077	220,414	982,502	840,094

Net income attributable to non-controlling interests	49,963	77,763	342,008	341,178

Net income attributable to Royalty Pharma plc	$72,114	$142,651	$640,494	$498,916

Earnings per Class A ordinary share:
Basic	$0.16	$0.32	$1.43	$1.14
Diluted	$0.16	$0.32	$1.43	$1.14
Weighted average Class A ordinary shares outstanding:
Basic	448,439	439,293	448,162	436,542
Diluted	601,138	607,226	604,717	607,209
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated net income	$122,077	$220,414	$982,502	$840,094
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	13,050	—	24,000
Reclassification of unrealized gains on available for sale debt securities	—	(7,111)	—	(24,053)
Other comprehensive income/(loss):	$—	$5,939	$—	$(53)
Comprehensive income	$122,077	$226,353	$982,502	$840,041
Comprehensive income attributable to non-controlling interests	49,963	80,161	342,008	341,109
Comprehensive income attributable to Royalty Pharma plc	$72,114	$146,192	$640,494	$498,932

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	450,352	$46	152,896	$—	50	$63	382,487	$—	$4,031,242	$2,252,945	$3,532,019	$(2,629)	$9,813,686
Contributions	—	—	—	—	—	—	—	—	—	—	2,850	—	2,850
Distributions	—	—	—	—	—	—	—	—	—	—	(120,198)	—	(120,198)
Dividends ($0.20 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(89,751)	—	—	(89,751)
Other exchanges	350	—	(350)	—	—	—	350	—	18,454	—	(18,459)	5	—
Share-based compensation and related issuances of Class A ordinary shares	3	—	—	—	—	—	—	—	581	—	—	—	581
Repurchases of Class A ordinary shares	(4,862)	(1)	—	—	—	—	—	—	(43,519)	(100,628)	—	—	(144,148)
Net income	—	—	—	—	—	—	—	—	—	72,114	49,963	—	122,077
Balance at September 30, 2023	445,843	$45	152,546	$—	50	$63	382,837	$—	$4,006,758	$2,134,680	$3,446,175	$(2,624)	$9,585,097

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	437,139	$44	170,081	$—	50	$63	365,302	$—	$3,570,585	$2,446,132	$13,177	$4,380,938	$(2,752)	$10,408,187
Contributions	—	—	—	—	—	—	—	—	—	—	—	2,970	—	2,970
Distributions	—	—	—	—	—	—	—	—	—	—	—	(137,880)	—	(137,880)
Dividends ($0.19 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(83,809)	—	—	—	(83,809)
Other exchanges	3,963	—	(3,963)	—	—	—	3,963	—	61,736	—	186	(61,886)	(36)	—
Share-based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	582	—	—	—	—	582
Net income	—	—	—	—	—	—	—	—	—	142,651	—	77,763	—	220,414
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	7,781	5,269	—	13,050
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(4,240)	(2,871)	—	(7,111)
Balance at September 30, 2022	441,104	$44	166,118	$—	50	$63	369,265	$—	$3,632,903	$2,504,974	$16,904	$4,264,303	$(2,788)	$10,416,403

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	443,166	$44	164,058	$—	50	$63	371,325	$—	$3,666,160	$1,964,689	$3,897,223	$(2,806)	$9,525,373
Contributions	—	—	—	—	—	—	—	—	—	—	9,690	—	9,690
Distributions	—	—	—	—	—	—	—	—	—	—	(386,590)	—	(386,590)
Dividends ($0.60 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(268,989)	—	—	(268,989)
Other exchanges	11,512	2	(11,512)	—	—	—	11,512	—	415,972	—	(416,156)	182	—
Share-based compensation and related issuances of Class A ordinary shares	54	—	—	—	—	—	—	—	1,740	—	—	—	1,740
Repurchases of Class A ordinary shares	(8,889)	(1)	—	—	—	—	—	—	(77,114)	(201,514)	—	—	(278,629)
Net income	—	—	—	—	—	—	—	—	—	640,494	342,008	—	982,502
Balance at September 30, 2023	445,843	$45	152,546	$—	50	$63	382,837	$—	$4,006,758	$2,134,680	$3,446,175	$(2,624)	$9,585,097

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	432,963	$43	174,213	$—	50	$63	361,170	$—	$3,507,533	$2,255,179	$16,491	$4,471,951	$(2,715)	$10,248,545
Contributions	—	—	—	—	—	—	—	—	—	—	—	9,173	—	9,173
Distributions	—	—	—	—	—	—	—	—	—	—	—	(433,822)	—	(433,822)
Dividends ($0.57 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(249,121)	—	—	—	(249,121)
Other exchanges	8,095	1	(8,095)	—	—	—	8,095	—	123,783	—	397	(124,108)	(73)	—
Share-based compensation and related issuances of Class A ordinary shares	46	—	—	—	—	—	—	—	1,587	—	—	—	—	1,587
Net income	—	—	—	—	—	—	—	—	—	498,916	—	341,178	—	840,094
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	14,262	9,738	—	24,000
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(14,246)	(9,807)	—	(24,053)
Balance at September 30, 2022	441,104	$44	166,118	$—	50	$63	369,265	$—	$3,632,903	$2,504,974	$16,904	$4,264,303	$(2,788)	$10,416,403

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Cash collections from financial royalty assets	$2,454,054	$1,843,899
Cash collections from intangible royalty assets	1,067	72,406
Other royalty cash collections	84,275	51,607
Distributions from equity method investees	18,823	33,316
Interest received	63,135	10,556
Development-stage funding payments - ongoing	(1,500)	(1,606)
Development-stage funding payments - upfront and milestone	(50,000)	(125,000)
Payments for operating and professional costs	(188,839)	(141,653)
Interest paid	(165,841)	(169,476)
Net cash provided by operating activities	2,215,174	1,574,049

Cash flows from investing activities:
Distributions from equity method investees	39,225	—
Investments in equity method investees	(10,550)	(9,896)
Purchases of equity securities	—	(62,785)
Proceeds from equity securities	—	46,158
Purchases of available for sale debt securities	—	(393,737)
Proceeds from available for sale debt securities	—	46,875
Purchases of marketable securities	—	(234,869)
Proceeds from sales and maturities of marketable securities	24,391	676,705
Acquisitions of financial royalty assets	(1,113,283)	(1,491,399)
Acquisitions of other financial assets	—	(21,215)
Milestone payments	(12,400)	—
Net cash used in investing activities	(1,072,617)	(1,444,163)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - royalty receipts	(284,637)	(322,726)
Distributions to legacy non-controlling interests - other	—	(2,335)
Distributions to continuing non-controlling interests	(95,045)	(110,964)
Dividends to shareholders	(268,989)	(249,121)
Repurchases of Class A ordinary shares	(274,559)	—
Contributions from legacy non-controlling interests - R&D	455	971
Contributions from non-controlling interests - other	5,915	4,869
Repayment of long-term debt	(1,000,000)	—
Net cash used in financing activities	(1,916,860)	(679,306)

Net change in cash and cash equivalents	(774,303)	(549,420)

Cash and cash equivalents, beginning of period	1,710,751	1,541,048
Cash and cash equivalents, end of period	$936,448	$991,628
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

We report four non-controlling interests: (1) the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI and RPI ICAV and (2) a de minimis interest in RPCT held by RPSFT (together, the “legacy non-controlling interests”). The legacy non-controlling interests are the only historical non-controlling interests existing prior to our IPO. Additionally, following the consummation of our IPO, we also report non-controlling interests related to (3) the Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests (the “continuing non-controlling interests”) and (4) RPI EPA Holdings, LP’s (“EPA Holdings”) ownership of RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). Income will not be allocated to EPA Holdings until certain performance conditions are met.

All intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, available for sale debt securities, financial royalty assets, derivatives and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances as of September 30, 2023 and December 31, 2022 were held with Bank of America, State Street, Scotiabank, Citibank, TD Bank, DNB Bank and U.S. Bank. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, Biogen, AbbVie, Johnson & Johnson, Merck & Co., Pfizer, Astellas, Novartis and Gilead. As of September 30, 2023 and December 31, 2022, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, represented the largest individual marketer and payor of our royalties, accounting for 31% of our current portion of financial royalty assets.

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

3. Available for Sale Debt Securities

Cytokinetics Commercial Launch Funding

On January 7, 2022, we entered into a long-term funding agreement, which was later amended in 2022, with Cytokinetics, Incorporated (“Cytokinetics”). We agreed to provide funding of up to $300 million (“Cytokinetics Commercial Launch Funding”) in five tranches. The initial tranche of $50 million was funded upon closing. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). Because the regulatory milestones for the second and third tranches were not met, $75 million of the optional funding is no longer available. For tranches one, four and five, we expect to receive a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter of the funding date of each tranche. As of September 30, 2023, $125 million of the optional $200 million remained available under the Cytokinetics Funding Commitments.

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

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding agreement with MorphoSys AG (“MorphoSys”) to support its acquisition of Constellation Pharmaceuticals, Inc. which closed on July 15, 2021. As part of the funding agreement, we agreed to provide MorphoSys up to $350 million of capital (“Development Funding Bonds”), of which MorphoSys was required to draw a minimum of $150 million. In September 2022, we funded $300 million of the Development Funding Bonds, which represents $150 million in additional funding above the minimum funding commitment (“Additional Funding”), and settled our forward commitment. We expect to receive a return of 2.2 times the funded amount of the Development Funding Bonds, payable on a quarterly basis over nine years, with the first payment beginning in the fourth quarter of 2024.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our available for sale debt securities recorded at fair value as of September 30, 2023 and December 31, 2022 (in thousands):

	Cost	Unrealized(Losses)/Gains	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of September 30, 2023
Debt securities (1)	$359,400	$(500)	$358,900	$5,300	$353,600	$—	$358,900
Funding commitments (2)	(7,300)	(4,000)	(11,300)	—	—	(11,300)	(11,300)
Total available for sale debt securities	$352,100	$(4,500)	$347,600	$5,300	$353,600	$(11,300)	$347,600

As of December 31, 2022
Debt securities (1)	$359,400	$(131,800)	$227,600	$1,300	$226,300	$—	$227,600
Funding commitments (2)	(9,400)	6,900	(2,500)	—	—	(2,500)	(2,500)
Total available for sale debt securities	$350,000	$(124,900)	$225,100	$1,300	$226,300	$(2,500)	$225,100
(1)The cost associated with the funded Cytokinetics Commercial Launch Funding reflects the fair value on the purchase date. The cost of the Development Funding Bonds represents the amount funded.
(2)Related to Cytokinetics Funding Commitments for which related tranches remain available as of respective balance sheet dates. The cost associated with the Cytokinetics Funding Commitments represents the fair value on the purchase date.

4. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$605,422	$—	$—	$605,422	$5,068	$—	$—	$5,068
Marketable securities
Certificates of deposit	—	—	—	—	—	11,501	—	11,501
U.S. government securities	—	—	—	—	—	12,920	—	12,920
Available for sale debt securities (2)	—	—	5,300	5,300	—	—	1,300	1,300
Derivative instruments (3)	—	—	—	—	—	—	86,150	86,150
Total current assets	$605,422	$—	$5,300	$610,722	$5,068	$24,421	$87,450	$116,939

Equity securities	140,170	—	4,172	144,342	103,876	—	8,472	112,348
Available for sale debt securities (2)	—	—	353,600	353,600	—	—	226,300	226,300
Derivative instruments (3)	—	—	—	—	—	—	10,460	10,460
Royalty at fair value (4)	—	—	16,331	16,331	—	—	14,500	14,500
Total non-current assets	$140,170	$—	$374,103	$514,273	$103,876	$—	$259,732	$363,608

Liabilities:
Funding commitments (5)	—	—	(11,300)	(11,300)	—	—	(2,500)	(2,500)
Total non-current liabilities	$—	$—	$(11,300)	$(11,300)	$—	$—	$(2,500)	$(2,500)
(1)Recorded within Cash and cash equivalents on the condensed consolidated balance sheets.
(2)Reflects the fair value of the funded portions of the Development Funding Bonds and the Cytokinetics Commercial Launch Funding.
(3)Reflects the fair value of the Milestone Acceleration Option (defined below) which was recorded within Other current assets and Other assets on the condensed consolidated balance sheets. As of December 31, 2022, the fair value for the current portion of the derivative instruments related to the intranasal indication of zavegepant which settled in March 2023 when the U.S. Food and Drug Administration (“FDA”) approved Zavzpret and the fair value of the non-current portion of the derivative instruments related to the oral indication of zavegepant.
(4)Recorded within Other assets on the condensed consolidated balance sheets. See Note 7–Non-Consolidated Affiliates for additional discussion.
(5)Related to the fair value of the Cytokinetics Funding Commitments recorded within Other liabilities on the condensed consolidated balance sheets.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the third quarter and first nine months of 2023, we recognized gains of $1.5 million and $32.0 million, respectively, on equity securities still held as of September 30, 2023. For the third quarter and first nine months of 2022, we recognized losses of $0.9 million and $27.7 million, respectively, on equity securities still held as of September 30, 2023.

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended September 30, 2023
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$5,718	$348,800	$(8,500)	$8,680	$16,583
Losses on equity securities	(1,546)	—	—	—	—
Losses on derivative financial instruments	—	—	—	(8,680)	—
Gains/(losses) on available for sale debt securities included in earnings	—	10,100	(2,800)	—	—
Other non-operating expense	—	—	—	—	(252)
Balance at the end of the period	$4,172	$358,900	$(11,300)	$—	$16,331

	For the Three Months Ended September 30, 2022
	Equity Securities	Debt Securities	Forwards	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$28,785	$363,000	$28,100	$(8,100)	$71,800	$21,215
Purchases	—	314,579	—	—	—	—
Losses on initial recognition (1)	—	(8,800)	—	—	—	—
Losses on equity securities	(10,489)	—	—	—	—	—
Gains on derivative financial instruments	—	—	—	—	25,790	—
Unrealized gains on available for sale debt securities included in other comprehensive income/(loss)	—	13,050	—	—	—	—
Gains/(losses) on available for sale debt securities included in earnings	—	14,200	40,643	(1,800)	—	—
Other non-operating expense	—	—	—	—	—	(7,278)
Settlement (2)	—	2,427	(2,427)	—	—	—
Redemptions	—	(15,625)	—	—	—	—
Balance at the end of the period	$18,296	$682,831	$66,316	$(9,900)	$97,590	$13,937
(1)Represents the losses on initial recognition of debt securities related to the difference in (a) the fair value of the Additional Funding of the Development Funding Bonds and (b) the actual additional funded amount of $150 million.
(2)Reflects the fair value attributed to our commitment to purchase Series B Biohaven Preferred Shares that were settled simultaneously with the acquisition of the Series B Biohaven Preferred Shares. Amounts also reflect the fair value attributed to our forward commitment on the Development Funding Bonds which was settled upon funding in September 2022. Following Pfizer’s acquisition of Biohaven in October 2022, we purchased all remaining unissued Series B Biohaven Preferred Shares and we received accelerated redemption payments for all outstanding Series B Biohaven Preferred Shares.

	For the Nine Months Ended September 30, 2023
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$8,472	$227,600	$(2,500)	$96,610	$14,500
Losses on equity securities	(4,300)	—	—	—	—
Losses on derivative financial instruments	—	—	—	(2,290)	—
Gains/(losses) on available for sale debt securities included in earnings	—	131,300	(8,800)	—	—
Other non-operating income	—	—	—	—	1,831
Settlement (1)	—	—	—	(94,320)	—
Balance at the end of the period	$4,172	$358,900	$(11,300)	$—	$16,331
(1)Represents the fair value of the Milestone Acceleration Option (defined below) attributable to the intranasal indication of zavegepant which was settled when the FDA approved Zavzpret in March 2023.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022
	Equity Securities	Debt Securities	Forwards	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$43,013	$253,700	$16,700	$—	$—	$—
Purchases	28,785	393,737	—	—	—	21,215
Gains/(losses) on initial recognition (1)	—	600	—	(9,400)	—	—
Losses on equity securities	(12,810)	—	—	—	—	—
Gains on derivative financial instruments	—	—	—	—	97,590	—
Unrealized gains on available for sale debt securities included in other comprehensive income/(loss)	—	24,000	—	—	—	—
Gains/(losses) on available for sale debt securities included in earnings	—	44,400	62,885	(500)	—	—
Other non-operating expense	—	—	—	—	—	(7,278)
Settlements (2)	—	13,269	(13,269)	—	—	—
Transfer out of Level 3 (3)	(40,692)	—	—	—	—	—
Redemptions	—	(46,875)	—	—	—	—
Balance at the end of the period	$18,296	$682,831	$66,316	$(9,900)	$97,590	$13,937
(1)Represents purchase price allocation to arrive at the appropriate fair value on initial recognition. Amounts also reflect the initial recognition of debt securities related to the difference in (a) the fair value of the Additional Funding of the Development Funding Bonds and (b) the actual additional funded amount of $150 million.
(2)Reflects the fair value attributed to our commitment to purchase Series B Biohaven Preferred Shares that were settled simultaneously with the acquisition of the Series B Biohaven Preferred Shares. Amounts also reflect the fair value attributed to our forward commitment on the Development Funding Bonds which was settled upon funding in September 2022. Following Pfizer’s acquisition of Biohaven in October 2022, we purchased all remaining unissued Series B Biohaven Preferred Shares and we received accelerated redemption payments for all outstanding Series B Biohaven Preferred Shares.
(3)Related to the expiration of the transfer restriction on BioCryst common stock.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements as of September 30, 2023 and December 31, 2022 in the fair value hierarchy.

ApiJect Investment

We estimated the fair value of the equity securities and revenue participation right that we acquired from ApiJect Holdings, Inc. (“ApiJect”), a private company, as of September 30, 2023 and December 31, 2022 by utilizing a discounted cash flow calculation using Level 3 inputs, including forecasted cash flows and the weighted average cost of capital. Our estimate of the forecasted cash flows and the weighted average cost of capital could reasonably be different than those selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Refer to Note 7–Non-Consolidated Affiliates for additional discussion.

Cytokinetics Commercial Launch Funding and Cytokinetics Funding Commitments

We estimated the fair value of the funded Cytokinetics Commercial Launch Funding as of September 30, 2023 and December 31, 2022 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Commercial Launch Funding require significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We estimated the fair value of the Cytokinetics Funding Commitments as of September 30, 2023 and December 31, 2022 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of September 30, 2023 and December 31, 2022, this methodology incorporates Level 3 fair value measurements and inputs, including an assumed risk-adjusted discount rate of 15.4% and 13.5%, respectively, and an assumed interest rate volatility of 32.5% and 30.0%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

MorphoSys Development Funding Bonds

We estimated the fair value of the Development Funding Bonds as of September 30, 2023 and December 31, 2022 based on a discounted cash flow calculation using estimated risk-adjusted discount rates, which are Level 3 fair value inputs. Our estimate of the risk adjusted discount rates could reasonably be different than the discount rates selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

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

Other Financial Instruments

As of September 30, 2023, we did not have any financial instruments recorded at fair value using Level 2 inputs. As of December 31, 2022, financial instruments whose fair values are measured on a recurring basis using Level 2 inputs primarily consisted of certificates of deposit and U.S. government securities. We measure the fair value of these financial instruments with the help of third-party pricing services that provide quoted market prices in active markets for similar securities or observable inputs for their pricing without applying significant adjustments.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. The current portion of financial royalty assets approximates fair value. Management calculates the fair value of financial royalty assets using the forecasted royalty payments that are expected to be received based on the projected product sales for all royalty bearing products which are estimated using sell-side equity research analysts’ consensus sales forecasts. These projected future royalty payments by asset along with any projected incoming or outgoing milestone payments, are then discounted to a present value using appropriate individual discount rates. The fair value of financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. The estimated fair values and related carrying values of the non-current portion of financial royalty assets as of September 30, 2023 and December 31, 2022 are presented below (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Fair Value	Carrying Value, net	Fair Value	Carrying Value, net
Financial royalty assets, net	$17,356,414	$13,230,474	$17,314,094	$13,493,106

5. Financial Royalty Assets

Financial royalty assets consist of contractual rights to cash flows relating to royalty payments derived from the expected sales of patent-protected biopharmaceutical products that entitle us and our subsidiaries to receive a portion of income from the sale of such products by third parties.

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

		As of September 30, 2023
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value (5)
Cystic fibrosis franchise	2037 (2)	$5,304,675	$—	$5,304,675
Tysabri	(3)	1,557,167	(356,280)	1,200,887
Trelegy	2029-2030	1,237,514	(65,715)	1,171,799
Tremfya	2031-2032	927,465	(151,563)	775,902
Evrysdi	2030-2035 (4)	772,667	—	772,667
Xtandi	2027-2028	939,653	(296,160)	643,493
Other	2024-2041	6,375,151	(2,125,113)	4,250,038
Total		$17,114,292	$(2,994,831)	$14,119,461
Less: Cumulative allowance for credit losses (Note 6)				(146,827)
Total current and non-current financial royalty assets, net				$13,972,634
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

As of September 30, 2023, the balance of $14.0 billion for total current and non-current financial royalty assets, net included $562.1 million in unapproved financial royalty assets held at cost related to olpasiran, pelacarsen, KarXT and seltorexant.

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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands):

Activity for the Period
Balance at December 31, 2022 (1)	$(2,591,882)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(860,242)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	254,478
Write-off of cumulative allowance	87,393
Current period provision for credit losses, net (2)	(31,405)
Balance at September 30, 2023	$(3,141,658)
(1)Includes $115.4 million related to cumulative allowance for credit losses.
(2)The provision expense for credit losses was primarily related to the additions of Adstiladrin and Skytrofa to our portfolio of financial royalty assets with limited protective rights.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ApiJect

In April 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment in ApiJect is recorded within Equity securities and the change in fair value is recorded within (Gains)/losses on equity securities. The fair value of the revenue participation right is recorded within Other assets and the change in fair value is recorded within Other non-operating expense, net. No amounts were due from ApiJect as of September 30, 2023.

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

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that are expected to report on a lag subsequent to the date of this quarterly report. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. Equity in earnings from the Legacy SLP Interest is recorded within Equity in losses/(earnings) of equity method investees. We recorded a loss allocation of $2.3 million and an income allocation of $0.6 million in the third quarter and first nine months of 2023, respectively. We recorded a loss allocation of $2.1 million and an income allocation of $7.2 million in the third quarter and first nine months of 2022, respectively. We collected cash receipts from the Legacy SLP Interest of $4.8 million and $9.7 million in the third quarter and first nine months of 2023, respectively. We collected cash receipts from the Legacy SLP Interest of $5.8 million and $19.9 million in the third quarter and first nine months of 2022, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. Equity in earnings from the Avillion Entities is recorded within Equity in losses/(earnings) of equity method investees. During the third quarter of 2023 and first nine months of 2023, we recorded a loss allocation of $3.0 million and an income allocation of $28.0 million, respectively. We recorded loss allocations of $1.2 million and $9.3 million in the third quarter and first nine months of 2022, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.6 million and $13.4 million in the first nine months of 2023 and 2022, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2018, RPIFT entered into an agreement with Avillion II, which was amended in July 2021 and June 2022, to fund a total of $150 million over multiple years for a portion of the costs of Phase 2 and 3 clinical trials to advance Airsupra, formerly known as PT027, which was approved by the FDA in January 2023. Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. In January 2023, AstraZeneca notified Avillion II that it elected to pay a fee of $80 million to Avillion II to exercise an option to commercialize Airsupra in the United States. In March 2023, we received our pro rata portion of the exercise fee of $34.8 million from Avillion II.

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of September 30, 2023 and December 31, 2022, we had unfunded commitments related to the Avillion Entities of $18.3 million and $28.8 million, respectively.

8. Research & Development (“R&D”) Funding Expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. R&D funding expense includes development-stage funding payments that are made upfront or upon pre-approval milestones and development-stage funding payments that are made over time as the related product candidates undergo clinical trials with our counterparties. During the first nine months of 2023 and 2022, we did not enter into any new ongoing R&D funding arrangements.

We recognized R&D funding expense of $50.5 million and $51.5 million in the third quarter and first nine months of 2023, respectively. We recognized R&D funding expense of $25.5 million and $126.6 million in the third quarter and first nine months of 2022, respectively. The R&D funding expense in 2023 was primarily related to a $50.0 million clinical milestone payment that was triggered under the agreement with Cytokinetics. During the first nine months of 2022, R&D funding expense primarily related to upfront and milestone development-stage funding payments of $100.0 million and $25.0 million to acquire royalties on development-stage product candidates from Cytokinetics and Theravance Biopharma, Inc., respectively.

9. Borrowings

Our borrowings as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of September 30, 2023	As of December 31, 2022
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$—	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Unamortized debt discount and issuance costs			(168,806)	(183,678)
Total debt carrying value			6,131,194	7,116,322
Less: Current portion of long-term debt			—	(997,512)
Total long-term debt			$6,131,194	$6,118,810

Senior Unsecured Notes

Interest on each series of the $1.3 billion senior unsecured notes issued in 2021 (the “2021 Notes”) accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year, which began on March 2, 2022. The 2021 Notes were issued at a total discount of $27.5 million and we capitalized approximately $12.3 million in debt issuance costs primarily composed of underwriting fees. The 2021 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06%, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Interest on each series of the $6.0 billion senior unsecured notes issued in 2020 (the “2020 Notes”) accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year. The 2020 Notes were issued at a total discount of $149.0 million and we capitalized approximately $40.4 million in debt issuance costs primarily comprised of underwriting fees. The 2020 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.13% and 2.50%, respectively.

The 2020 Notes and the 2021 Notes (the “Notes”) may be redeemed at our option at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis at the treasury rate, plus a make-whole premium as defined in the indenture. In each case, accrued and unpaid interest is also required to be redeemed to the date of redemption.

Upon the occurrence of a change of control triggering event and downgrade in the rating of our Notes by two of three credit agencies, the holders may require us to repurchase all or part of their Notes at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly-owned subsidiary. We are required to comply with certain covenants under our Notes and as of September 30, 2023, we were in compliance with all applicable covenants.

In September 2023, we repaid $1.0 billion of senior unsecured notes upon maturity.

As of September 30, 2023 and December 31, 2022, the fair value of our outstanding Notes using Level 2 inputs was approximately $4.6 billion and $5.7 billion, respectively.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement, which was further amended on October 31, 2022 (the “Credit Agreement”). The Credit Agreement amended and restated the prior credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Revolving Credit Facility has a maturity date of October 31, 2027. As of September 30, 2023 and December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility. In October 2023, we drew $350.0 million on the Revolving Credit Facility to fund a portion of our acquisition of additional royalties on Roche’s Evrysdi.

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

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to consolidated EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement and (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of consolidated EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of September 30, 2023, RP Holdings was in compliance with these covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principal Payments on the Notes

The future principal payments for our borrowings as of September 30, 2023 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2023	$—
2024	—
2025	1,000,000
2026	—
2027	1,000,000
Thereafter	4,300,000
Total (1)	$6,300,000
(1)Excludes unamortized debt discount and issuance costs of $168.8 million as of September 30, 2023, which are amortized through interest expense over the remaining life of the underlying debt obligations.

10. Shareholders’ Equity

Capital Structure

We have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of September 30, 2023, we have 445,843 thousand Class A ordinary shares and 152,546 thousand Class B ordinary shares outstanding.

An exchange agreement entered into in connection with the IPO by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP and EPA Holdings (the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests held by the Continuing Investors Partnerships for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of September 30, 2023, we have 382,837 thousand deferred shares outstanding.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. The Class R redeemable shares may be redeemed at our option in the future. Any such redemption would be at the nominal value of £1 each.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027 and repurchases may be made in the open market or in privately negotiated transactions. Amounts paid to repurchase shares in excess of the par value are allocated between Additional paid-in capital and Retained earnings. We began repurchasing our Class A ordinary shares in April 2023. In the first nine months of 2023, we repurchased and retired 8,889 thousand shares at a cost of approximately $278.6 million.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Controlling Interests

The changes in the balances of our four non-controlling interests for the third quarter and first nine months of 2023 and 2022 are as follows (in thousands):

	Legacy Investors Partnerships	RPSFT	Continuing Investors Partnerships	EPA Holdings	Total
June 30, 2023	$1,420,864	$(103)	$2,111,258	$—	$3,532,019
Contributions	1,413	—	1,437	—	2,850
Distributions	(88,112)	(848)	(31,238)	—	(120,198)
Other exchanges	—	—	(18,459)	—	(18,459)
Net income	25,623	285	24,055	—	49,963
September 30, 2023	$1,359,788	$(666)	$2,087,053	$—	$3,446,175

	Legacy Investors Partnerships	RPSFT	Continuing Investors Partnerships	EPA Holdings	Total
June 30, 2022	$1,716,186	$8,882	$2,655,870	$—	$4,380,938
Contributions	1,570	—	1,400	—	2,970
Distributions	(95,084)	(4,175)	(38,621)	—	(137,880)
Other exchanges	—	—	(61,886)	—	(61,886)
Net income	21,432	1,935	54,396	—	77,763
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	2,294	—	2,975	—	5,269
Reclassification of unrealized gains on available for sale debt securities	(1,250)	—	(1,621)	—	(2,871)
September 30, 2022	$1,645,148	$6,642	$2,612,513	$—	$4,264,303

	Legacy Investors Partnerships	RPSFT	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2022	$1,527,887	$(597)	$2,369,933	$—	$3,897,223
Contributions	6,614	—	3,076	—	9,690
Distributions	(286,674)	(4,755)	(95,161)	—	(386,590)
Other exchanges	—	—	(416,156)	—	(416,156)
Net income	111,961	4,686	225,361	—	342,008
September 30, 2023	$1,359,788	$(666)	$2,087,053	$—	$3,446,175

	Legacy Investors Partnerships	RPSFT	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2021	$1,809,269	$13,528	$2,649,154	$—	$4,471,951
Contributions	4,964	—	4,209	—	9,173
Distributions	(302,670)	(20,188)	(110,964)	—	(433,822)
Other exchanges	—	—	(124,108)	—	(124,108)
Net income	133,595	13,302	194,281	—	341,178
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	4,218	—	5,520	—	9,738
Reclassification of unrealized gains on available for sale debt securities	(4,228)	—	(5,579)	—	(9,807)
September 30, 2022	$1,645,148	$6,642	$2,612,513	$—	$4,264,303

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Continuing Investors Partnerships hold a number of our Class B ordinary shares equal to the number of RP Holdings Class B Interests held by them. As the Continuing Investors Partnerships exchange RP Holdings Class B Interests held for Class A ordinary shares, the Continuing Investors Partnerships’ ownership in RP Holdings decreases. We operate and control the business affairs of RP Holdings through our ownership of RP Holdings Class A Interests and RP Holdings Class B Interests. In connection with our repurchase of Class A ordinary shares, RP Holdings also began to retire RP Holdings Class A Interests held by us which reduces our ownership in RP Holdings. The change in RP Holdings ownership between the Continuing Investors Partnerships and us as a result of (1) the exchanges of RP Holding Class B Interests for Class A ordinary shares and (2) retirement of RP Holdings Class A Interests is reflected through Other exchanges in the above tables and in our condensed consolidated statements of shareholders’ equity.

As of September 30, 2023, the Continuing Investors Partnerships owned approximately 25% of RP Holdings with the remaining 75% owned by Royalty Pharma plc. As of September 30, 2022, the Continuing Investors Partnerships owned approximately 27% of RP Holdings with the remaining 73% owned by Royalty Pharma plc.

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

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. In the first nine months of 2023, we declared and paid three quarterly cash dividends of $0.20 per Class A ordinary share for an aggregate amount of $269.0 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares have been reserved for future issuance to our independent directors.

RSU Activity and Share-based Compensation

We grant RSUs to our independent directors under the 2020 Independent Director Equity Incentive Plan. Share-based compensation expense is recognized based on estimated fair value of the award on the grant date and amortized on a straight-line basis over the requisite service period of generally one year as part of General and administrative expenses in the condensed consolidated statements of operations. In the third quarter and first nine months of 2023 and 2022, respectively, we did not recognize material share-based compensation expense.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Earnings per Share

For the third quarter and first nine months of 2023 and 2022, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share for the third quarter and first nine months of 2023 and 2022 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Consolidated net income	$122,077	$220,414	$982,502	$840,094
Less: Net income attributable to continuing non-controlling interests	24,055	54,396	225,361	194,281
Less: Net income attributable to legacy non-controlling interests	25,908	23,367	116,647	146,897
Net income attributable to Royalty Pharma plc - basic	72,114	142,651	640,494	498,916
Add: Reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B ordinary shares	24,055	54,396	225,361	194,281
Net income attributable to Royalty Pharma plc - diluted	$96,169	$197,047	$865,855	$693,197

Denominator
Weighted average Class A ordinary shares outstanding - basic	448,439	439,293	448,162	436,542
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	152,691	167,927	156,541	170,651
Unvested RSUs	8	6	14	16
Weighted average Class A ordinary shares outstanding - diluted	601,138	607,226	604,717	607,209

Earnings per Class A ordinary share - basic	$0.16	$0.32	$1.43	$1.14
Earnings per Class A ordinary share - diluted	$0.16	$0.32	$1.43	$1.14

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Consolidated net income	$982,502	$840,094
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,674,689)	(1,578,555)
Provision for changes in expected cash flows from financial royalty assets	637,169	595,396
Amortization of intangible assets	—	5,670
Amortization of debt discount and issuance costs	15,658	16,026
Losses/(gains) on derivative financial instruments	2,290	(97,590)
(Gains)/losses on equity securities	(31,994)	22,970
Equity in (earnings)/losses of equity method investees	(28,614)	2,117
Distributions from equity method investees	18,823	33,316
Share-based compensation	1,740	1,587
Interest income accretion	—	(24,053)
Gains on available for sale debt securities	(122,500)	(97,985)
Other	3,263	3,443
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	2,454,054	1,843,899
Accrued royalty receivable	470	37,574
Other royalty income receivable	(669)	(4,108)
Other current assets	(2,412)	8,253
Accounts payable and accrued expenses	1,650	10,492
Interest payable	(41,567)	(44,497)
Net cash provided by operating activities	$2,215,174	$1,574,049

13. Commitments and Contingencies

Cytokinetics Funding Commitments

As of September 30, 2023, $125 million of the optional $200 million remained available under the Cytokinetics Funding Commitments. Additionally, Cytokinetics is required to draw $50 million if a certain contingency is met.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

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

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, are recognized within General and administrative expenses in the condensed consolidated statements of operations. During the third quarter and first nine months of 2023, total operating and personnel payments incurred, including the amounts attributable to Old RPI, were $43.0 million and $154.9 million, respectively. During the third quarter and first nine months of 2022, total operating and personnel payments incurred, including the amounts attributable to Old RPI, were $40.6 million and $117.8 million, respectively.

Distributions Payable to Legacy Non-Controlling Interests

The distributions payable to legacy non-controlling interests represent the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPI ICAV and RPSFT’s non-controlling interest in RPCT. The distributions payable to legacy non-controlling interests include the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Payable to Legacy Investors Partnerships	$98,439	$87,522
Payable to RPSFT	3,272	7,281
Total distributions payable to legacy non-controlling interests	$101,711	$94,803

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2023 and December 31, 2022, the financial royalty asset of $82.6 million and $103.4 million, respectively, on the condensed consolidated balance sheets represented only our right to the future payment streams acquired from BMS.

Other Transactions

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI Inc. (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both September 30, 2023 and December 31, 2022. The financial impact associated with this transaction has not been material to date.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.6 million and $1.5 million were held by non-controlling interests as of September 30, 2023 and December 31, 2022, respectively.

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

15. Subsequent Events

In October 2023, we acquired additional royalties on Roche’s Evrysdi, an approved product for the treatment of spinal muscular atrophy, from PTC Therapeutics, Inc (“PTC”) for $1.0 billion upfront. Until December 31, 2025, PTC has an option to sell its remaining royalties for $500 million less royalties received in five equal tranches. If PTC exercises its options for fewer than three tranches, we have an option to acquire half of PTC’s remaining royalties for $250 million less royalties received until March 31, 2026.

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

The measurement of income from our financial royalty assets requires significant judgments and estimates, including management’s judgment in forecasting the expected future cash flows of the underlying royalties and the expected duration of the financial royalty asset. Our cash flow forecasts are updated each reporting period primarily using sell-side equity research analysts’ consensus sales estimates for each of the products in which we own royalties. We then calculate our expected royalty receipts by applying our royalty terms to these consensus sales forecasts. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly in the income statement as non-cash provision expense. If, in a subsequent period, there is an increase in expected cash flows or if actual cash flows are greater than cash flows previously expected, we reverse the provision expense previously recorded in part or in full by recording a non-cash credit to the provision.

As a result of the non-cash charges associated with applying the effective interest method accounting methodology to our financial royalty assets, our condensed consolidated income statement activity can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise and shortly after, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expense in our condensed consolidated income statements. Over the course of 10 quarters, we continued to recognize non-cash provision expense as a result of these changes in forecasts, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty, resulting in the reversal of the remaining $1.10 billion cumulative allowance. The recognition of the associated non-cash provision income of $1.10 billion in 2019 was not tied to royalty receipts, but rather to the increase in sales forecasts. This example illustrates the volatility caused by our accounting model in our condensed consolidated income statements.

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

Portfolio Overview

Our portfolio consists of royalties on more than 35 marketed therapies and 11 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neurology, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below includes royalty receipts for the third quarter and first nine months of 2023 and 2022 by product in order of contribution to total royalty receipts for the first nine months of 2023 (in thousands).

			Royalty Receipts
Royalties	Marketer(s)	Therapeutic Area	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
			2023	2022	2023	2022
Cystic fibrosis franchise (1)	Vertex	Rare disease	$237,902	$207,882	$660,673	$591,733
Zavzpret milestone (2)	Pfizer	Neurology	—	—	475,000	—
Tysabri	Biogen	Neurology	86,704	91,252	256,932	281,819
Imbruvica	AbbVie, Johnson & Johnson	Cancer	62,174	74,391	193,895	241,943
Trelegy	GSK	Respiratory	58,240	42,720	143,111	42,720
Promacta	Novartis	Hematology	54,122	50,067	142,406	132,679
Xtandi	Pfizer, Astellas	Cancer	47,119	45,717	131,366	141,100
Tremfya	Johnson & Johnson	Immunology	27,194	21,409	81,117	68,062
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	17,294	14,612	48,234	40,523
Evrysdi	Roche	Rare disease	15,749	9,602	46,318	26,933
Farxiga/Onglyza	AstraZeneca	Diabetes	10,478	11,522	32,274	32,336
Prevymis	Merck & Co.	Infectious disease	15,343	11,052	29,157	25,174
Trodelvy	Gilead	Cancer	11,058	6,496	28,137	17,428
Spinraza	Biogen	Neurology	15,253	—	27,815	—
Erleada	Johnson & Johnson	Cancer	8,959	5,586	22,390	15,305
Orladeyo	BioCryst	Rare disease	7,776	6,265	21,130	15,456
Crysvita	Ultragenyx, Kyowa Kirin	Rare disease	4,679	5,241	15,696	14,887
Nurtec ODT/Biohaven payment (3)	Pfizer	Neurology	6,218	20,459	15,659	59,549
Emgality	Lilly	Neurology	4,903	4,657	14,350	13,845
Other products (4)			46,241	74,974	211,784	286,611
Total royalty receipts			$737,406	$703,904	$2,597,444	$2,048,103
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Related to a $475.0 million milestone payment that we received in the first quarter of 2023 following the U.S. Food and Drug Administration (“FDA”) approval of Zavzpret.
(3)In 2022, amounts include the $15.6 million quarterly redemption payments related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the condensed consolidated statements of cash flows). The Series A Biohaven Preferred Shares were fully redeemed in October 2022 following Pfizer’s acquisition of Biohaven. The remaining amounts are related to royalty receipts from Nurtec ODT.
(4)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion I, for which receipts are presented as Distributions from equity method investees in the operating section of the condensed consolidated statements of cash flows), Cimzia, Entyvio, IDHIFA, Januvia, Janumet, Other DPP-IVs, Lexiscan, Nesina, and Soliqua. Other products also include distributions from the Legacy SLP Interest (defined below) which are presented as Distributions from equity method investees in both the investing and operating section of the condensed consolidated statements of cash flows. In the first nine months of 2023, we received $34.8 million from our joint venture investee, Avillion II, for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in the United States (presented as Distributions from equity method investees in the investing section of the condensed consolidated statements of cash flows).

Key Developments and Upcoming Events Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Tysabri. In September 2023, Sandoz announced that the European Commission granted marketing authorization for biosimilar Tyruko for relapsing forms of multiple sclerosis. This follows FDA approval of biosimilar Tyruko in August 2023.

•Evrysdi. In August 2023, Roche announced that the European Commission approved Evrysdi for babies under two months old with spinal muscular atrophy.

•Cabometyx. In August 2023, Exelixis and Ipsen announced that Cabometyx in combination with atezolizumab compared with a second novel hormonal therapy in patients with metastatic castration-resistant prostate cancer in the Phase 3 CONTACT-02 trial demonstrated a statistically significant improvement in progression-free survival (PFS) at the primary analysis. At a prespecified interim analysis for the primary endpoint of overall survival (OS) that occurred at the same time as the primary analysis of PFS, a trend toward improvement of OS was observed. The trial will continue to the next analysis of OS.

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

Development-Stage Product Candidates

•Trontinemab. In October 2023, at the Clinical Trials on Alzheimer’s Disease medical conference, Roche presented interim results of a phase 1b/2a study for trontinemab, a novel Brainshuttle Amyloid β antibody for the treatment of Alzheimer’s disease. This study demonstrated that trontinemab rapidly reduces amyloid plaque reduction in patients with Alzheimer’s disease.

•KarXT. In September 2023, Karuna Therapeutics announced the submission of its New Drug Application to the FDA for KarXT for the treatment of schizophrenia.

•Aficamten. In September 2023, Cytokinetics announced the start of ACACIA-HCM, a Phase 3 clinical trial of aficamten in patients with symptomatic non-obstructive hypertrophic cardiomyopathy (nHCM). The initiation of ACACIA-HCM triggered a $50 million milestone payment to Cytokinetics in September 2023.

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

Additionally, following the consummation of our IPO, we also report non-controlling interests related to:

3. The Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests was approximately 25% as of September 30, 2023. RP Holdings Class B Interests are exchangeable into Class A ordinary shares. As the Continuing Investors Partnerships conduct exchanges, the Continuing Investors Partnerships’ ownership in RP Holdings decreases and the value of this non-controlling interest decreases. Additionally, RP Holdings began to retire RP Holdings Class A Interests held by us in connection with our repurchase of Class A ordinary shares. As RP Holdings retires RP Holding Class A Interests, our ownership in RP Holdings decreases and the value of this non-controlling interest increases.

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

We recognize interest income related to our financial royalty assets. Royalty revenue solely relates to our intangible royalty assets from our DPP-IV products. Our royalties on DPP-IV products have substantially ended in the first quarter of 2022 and we do not expect any material revenue in the future periods. For the third quarter of 2023 and 2022 and the first nine months of 2023 and 2022, the royalty payors that accounted for greater than 10% of our total income and other revenues are shown in the table below:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Royalty Payor	Royalty	2023	2022	2023	2022
Vertex	Cystic fibrosis franchise	41%	35%	36%	36%
AbbVie	Imbruvica	*	13%	*	15%
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

Under the Management Agreement, we pay a quarterly operating and personnel payment to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from royalty investments, which is Adjusted Cash Receipts (a non-GAAP measure as further discussed in the section titled “Liquidity and Capital Resources”), for such quarter and 0.25% of the value of our security investments under GAAP as of the end of such quarter.

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

Results of Operations

The comparison of our historical results of operations for the third quarter and first nine months of 2023 and 2022 is as follows (in thousands):

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Income and other revenues
Income from financial royalty assets	$508,657	$551,682	$(43,025)	(7.8)%	$1,674,689	$1,578,555	$96,134	6.1%
Revenue from intangible royalty assets	252	1,073	(821)	(76.5)%	597	37,196	(36,599)	(98.4)%
Other royalty income	27,404	20,708	6,696	32.3%	83,200	55,716	27,484	49.3%
Total income and other revenues	536,313	573,463	(37,150)	(6.5)%	1,758,486	1,671,467	87,019	5.2%
Operating expenses
Provision for changes in expected cash flows from financial royalty assets	277,137	305,061	(27,924)	(9.2)%	637,169	595,396	41,773	7.0%
Research and development funding expense	50,500	25,500	25,000	98.0%	51,500	126,606	(75,106)	(59.3)%
Amortization of intangible assets	—	—	—	n/a	—	5,670	(5,670)	(100.0)%
General and administrative expenses	57,234	50,692	6,542	12.9%	190,563	154,075	36,488	23.7%
Total operating expenses, net	384,871	381,253	3,618	0.9%	879,232	881,747	(2,515)	(0.3)%
Operating income	151,442	192,210	(40,768)	(21.2)%	879,254	789,720	89,534	11.3%
Other expense/(income)
Equity in losses/(earnings) of equity method investees	5,222	3,251	1,971	60.6%	(28,614)	2,117	(30,731)	*
Interest expense	46,033	46,977	(944)	(2.0)%	139,932	141,006	(1,074)	(0.8)%
Other income, net	(21,890)	(78,432)	56,542	(72.1)%	(214,566)	(193,497)	(21,069)	10.9%
Total other expense/(income), net	29,365	(28,204)	57,569	*	(103,248)	(50,374)	(52,874)	105.0%
Consolidated net income	122,077	220,414	(98,337)	(44.6)%	982,502	840,094	142,408	17.0%
Net income attributable to non-controlling interests	49,963	77,763	(27,800)	(35.7)%	342,008	341,178	830	0.2%
Net income attributable to Royalty Pharma plc	$72,114	$142,651	$(70,537)	(49.4)%	$640,494	$498,916	$141,578	28.4%
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products for the third quarter and first nine months of 2023 and 2022 is as follows, in order of contribution to income for the first nine months of 2023 (in thousands):

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cystic fibrosis franchise	$218,938	$203,383	$15,555	7.6%	$631,813	$599,504	$32,309	5.4%
Zavzpret	—	—	—	n/a	153,649	—	153,649	n/a
Imbruvica	38,463	76,251	(37,788)	(49.6)%	136,785	244,515	(107,730)	(44.1)%
Tysabri	42,682	54,029	(11,347)	(21.0)%	130,658	157,953	(27,295)	(17.3)%
Tremfya	36,937	30,493	6,444	21.1%	114,422	72,309	42,113	58.2%
Trelegy	32,234	25,582	6,652	26.0%	96,571	25,582	70,989	*
Other products	139,403	161,944	(22,541)	(13.9)%	410,791	478,692	(67,901)	(14.2)%
Total income from financial royalty assets	$508,657	$551,682	$(43,025)	(7.8)%	$1,674,689	$1,578,555	$96,134	6.1%
*Percentage change is not meaningful.

Three months ended September 30, 2023 and 2022

Income from financial royalty assets decreased by $43.0 million, or 7.8%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to declines in sell-side equity research analysts’ consensus sales forecasts for Imbruvica and Tysabri. The decrease was partially offset by the strong performances of the cystic fibrosis franchise, Trelegy and Tremfya as well as income related to recently acquired assets, such as Spinraza, which was acquired in the first quarter of 2023.

Nine months ended September 30, 2023 and 2022

Income from financial royalty assets increased by $96.1 million, or 6.1%, in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by the FDA approval of Pfizer’s Zavzpret in March 2023. This FDA approval resulted in our receipt of a $475.0 million milestone payment and $153.6 million of interest income recognized in the first quarter of 2023. The difference between the milestone payment and interest income is attributable to the derecognition of the related financial royalty asset and the settlement of the related derivative instrument. Income from recently acquired assets, primarily Trelegy, contributed to the increase, partially offset by declines in sell-side equity research analysts’ consensus sales forecasts for Imbruvica and Tysabri.

Revenue from intangible royalty assets

Three months ended September 30, 2023 and 2022

Revenue from intangible royalty assets was relatively flat in the third quarter of 2023 compared to the third quarter of 2022.

Nine months ended September 30, 2023 and 2022

Revenue from intangible royalty assets decreased by $36.6 million, or 98.4%, in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by the maturity of our royalties on Januvia and Janumet in the first quarter of 2022.

Other royalty income

Three months ended September 30, 2023 and 2022

Other royalty income increased by $6.7 million, or 32.3%, in the third quarter of 2023 compared to the third quarter of 2022, primarily driven by growth in the ongoing product launch of Trodelvy that arose from our R&D funding agreement with Immunomedics.

Nine months ended September 30, 2023 and 2022

Other royalty income increased by $27.5 million, or 49.3% in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by income from fully amortized financial royalty assets which was reflected as Income from financial royalty assets in the first nine months of 2022 and growth of Trodelvy.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022
Royalty		Royalty
Tysabri	$145,004	Imbruvica	$133,750
Xtandi	52,705	Tysabri	119,691
Tremfya	45,873	Xtandi	73,063
Tazverik	6,606	Tazverik	46,804
Crysvita	(11,467)	Cystic fibrosis franchise	(54,609)
Other	8,504	Other	41,976
Total provision, exclusive of provision for credit losses	247,225	Total provision, exclusive of provision for credit losses	360,675
Provision for current expected credit losses	29,912	Provision for current expected credit losses	(55,614)
Total provision	$277,137	Total provision	$305,061

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
Royalty		Royalty
Imbruvica	$231,453	Imbruvica	$314,044
Tremfya	151,563	Tazverik	124,975
Tysabri	143,998	Tysabri	103,073
Xtandi	60,536	Xtandi	54,116
Evrysdi	(46,077)	Cystic fibrosis franchise	(48,636)
Other	64,291	Other	166,397
Total provision, exclusive of provision for credit losses	605,764	Total provision, exclusive of provision for credit losses	713,969
Provision for current expected credit losses	31,405	Provision for current expected credit losses	(118,573)
Total provision	$637,169	Total provision	$595,396

Three months ended September 30, 2023 and 2022

In the third quarter of 2023, we recorded provision expense of $277.1 million, comprised of $247.2 million in provision expense for changes in expected cash flows and $29.9 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Tysabri, Xtandi and Tremfya due to declines in sell-side equity research analysts’ consensus sales forecasts. The provision expense for credit losses was primarily driven by the additions of Skytrofa and Adstiladrin to our portfolio of financial royalty assets with limited protective rights.

In the third quarter of 2022, we recorded provision expense of $305.1 million, comprised of $360.7 million in provision expense for changes in expected cash flows and $55.6 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Imbruvica, Tysabri, Xtandi and Tazverik due to significant declines in sell-side equity research analysts’ consensus sales forecasts, which was partially offset by provision income for the cystic fibrosis franchise due to an increase in sell-side equity research analysts’ consensus sales forecasts. The provision income for credit losses was primarily driven by a change in the payor for a particular product.

Nine months ended September 30, 2023 and 2022

In the first nine months of 2023, we recorded provision expense of $637.2 million, comprised of $605.8 million in provision expense for changes in expected cash flows and $31.4 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows for Imbruvica, Tremfya and Tysabri primarily due to declines in sell-side equity research analysts’ consensus sales forecasts. The provision expense for credit losses was primarily driven by the additions of Skytrofa and Adstiladrin to our portfolio of financial royalty assets with limited protective rights.

In the first nine months of 2022, we recorded provision expense of $595.4 million, comprised of $714.0 million in provision expense for changes in expected cash flows and $118.6 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows for Imbruvica, Tazverik and Tysabri primarily due to significant declines in sell-side equity research analysts’ consensus forecasts. The provision income for credit losses was primarily driven by a significant decrease in current expected credit losses related to Tazverik as a result of the decline in the financial asset value as well as a change in the payor for a particular product.

R&D funding expense

Three months ended September 30, 2023 and 2022

R&D funding expense increased by $25.0 million, or 98.0%, in the third quarter of 2023 as compared to the third quarter of 2022. In the third quarter of 2023, we recognized R&D funding expense of $50.0 million related to a clinical milestone payment that was triggered under the agreement with Cytokinetics, Incorporated (“Cytokinetics”). In the third quarter of 2022, we recognized R&D funding expense of $25.0 million to acquire a royalty on a development-stage product from Theravance Biopharma, Inc (“Theravance”).

Nine months ended September 30, 2023 and 2022

R&D funding expense decreased by $75.1 million, or 59.3%, for the first nine months of 2023 as compared to the first nine months of 2022. In the first nine months of 2023, we recognized R&D funding expense of $50.0 million related to a clinical milestone payment that was triggered under the agreement with Cytokinetics. In the first nine months of 2022, we recognized R&D funding expense of $125.0 million to acquire royalties and milestones on development-stage products from Cytokinetics and Theravance.

G&A expenses

Three months ended September 30, 2023 and 2022

G&A expenses increased by $6.5 million, or 12.9%, in the third quarter of 2023 as compared to the third quarter of 2022, primarily driven by higher Operating and Personnel Payments due to increased cash receipts from royalty investments.

Nine months ended September 30, 2023 and 2022

G&A expenses increased by $36.5 million, or 23.7%, in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by higher Operating and Personnel Payments due to increased cash receipts from royalty investments, specifically the $475.0 million Zavzpret milestone payment received in the first quarter of 2023.

Equity in losses/(earnings) of equity method investees

Three months ended September 30, 2023 and 2022

Equity in losses of equity method investees was relatively flat in the third quarter of 2023 as compared to the third quarter of 2022.

Nine months ended September 30, 2023 and 2022

Equity in earnings of equity method investees was $28.6 million in the first nine months of 2023 compared to equity in losses of equity method investees of $2.1 million in the first nine months of 2022, primarily driven by an income allocation from the Avillion Entities of $28.0 million in the first nine months of 2023 as compared to a loss allocation of $9.3 million in the first nine months of 2022. The income allocation in the first nine months of 2023 from the Avillion Entities was primarily driven by an $80 million payment the Avillion Entities received related to AstraZeneca’s election to exercise an option to commercialize Airsupra in the United States.

Interest expense

Three months ended September 30, 2023 and 2022

Interest expense was relatively flat in the third quarter of 2023 as compared to the third quarter of 2022. In September 2023, we repaid $1.0 billion of senior unsecured notes. The weighted average coupon rate on our senior unsecured notes outstanding as of September 30, 2023 and 2022 was 2.48% and 2.24%, respectively.

Nine months ended September 30, 2023 and 2022

Interest expense was relatively flat in the first nine months of 2023 compared to the first nine months of 2022.

Refer to the “Liquidity and Capital Resources” section for additional discussion of debt financing arrangements.

Other income, net

Three months ended September 30, 2023 and 2022

Other income, net of $21.9 million in the third quarter of 2023 was primarily comprised of $23.4 million of interest income earned on cash held in banks and money market funds.

Other income, net of $78.4 million in the third quarter of 2022 was primarily comprised of $44.2 million of gains on available for sale debt securities and $25.8 million of gains on the milestone acceleration option derivative financial instrument, primarily driven by the estimated high probability of a change of control event for Biohaven.

Nine months ended September 30, 2023 and 2022

Other income, net of $214.6 million in the first nine months of 2023 was primarily comprised of $122.5 million of gains on available for sale debt securities, $65.8 million of interest income earned on cash held in banks and money market funds and $32.0 million of gains on equity securities. The gains on available for sale debt securities were primarily driven by the change in fair value of the Development Funding Bonds.

Other income, net of $193.5 million in the first nine months of 2022 was primarily comprised of $98.0 million of gains on available for sale debt securities and $97.6 million of gains on the milestone acceleration option derivative financial instrument, both driven by the estimated high probability of a change of control event for Biohaven.

Net income attributable to non-controlling interests

Three months ended September 30, 2023 and 2022

Net income attributable to the Legacy Investors Partnerships increased by $4.2 million in the third quarter of 2023 as compared to the third quarter of 2022, primarily driven by higher net income attributable to Old RPI and RPI ICAV.

Net income attributable to the Continuing Investors Partnerships decreased by $30.3 million in the third quarter of 2023 as compared to the third quarter of 2022, primarily driven by lower net income attributable to RP Holdings in the third quarter of 2023 and a decline in the Continuing Investors Partnerships’ ownership of RP Holdings resulting from the exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares.

Net income attributable to RPSFT decreased by $1.7 million in the third quarter of 2023 as compared to the third quarter of 2022 in line with our expectation as the assets held by RPCT mature.

Nine months ended September 30, 2023 and 2022

Net income attributable to the Legacy Investors Partnerships decreased by $21.6 million in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by lower net income attributable to Old RPI.

Net income attributable to the Continuing Investors Partnerships increased by $31.1 million in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by higher net income attributable to RP Holdings as a result of increased interest income related to the FDA approval of Zavzpret in March 2023. This was partially offset by exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares, which resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT decreased by $8.6 million in the first nine months of 2023 compared to the first nine months of 2022 in line with our expectations as the underlying assets mature.

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

During the first nine months of 2023, we invested $1.2 billion in royalties, milestones and related assets. While volatility exists in the total amount of our new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Royalty Acquisition Activities

•In October 2023, we acquired additional royalties on Roche’s Evrysdi, an approved product for the treatment of spinal muscular atrophy, from PTC Therapeutics, Inc. (“PTC”) for an upfront payment of $1 billion. Until December 31, 2025, PTC has an option to sell its remaining royalties for $500 million less royalties received in five equal tranches. If PTC exercises its options for fewer than three tranches, we have an option to acquire half of PTC’s remaining royalties for $250 million less royalties received until March 31, 2026.

•In September 2023, we acquired a royalty interest in Skytrofa from Ascendis Pharma A/S for an upfront payment of $150 million. Skytrofa is approved for the treatment of pediatric patients with growth failure due to inadequate secretion of endogenous growth hormone.

•In August 2023, we acquired a royalty interest in Adstiladrin from Ferring Pharmaceuticals for an upfront payment of $300 million and a $200 million additional milestone payment contingent on certain manufacturing goals. Adstiladrin is approved for the treatment of adult patients with high-risk Bacillus Calmette-Guérin unresponsive non-muscle invasive bladder cancer with carcinoma in situ with or without papillary tumors.

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

•In January 2022, we acquired a royalty interest in aficamten, a development-stage product for obstructive hypertrophic cardiomyopathy (“oHCM”), for an upfront payment of $50 million and two additional contingent $50 million payments, which are triggered upon the initiation of potential pivotal clinical trials for oHCM and nHCM, respectively. In February 2022, one of the $50 million contingent milestone payments was triggered following Cytokinetics’ announcement that it initiated the clinical trial for oHCM. In September 2023, Cytokinetics announced the start of ACACIA-HCM, a Phase 3 clinical trial of aficamten in patients with symptomatic nHCM. The initiation of ACACIA-HCM triggered a $50 million milestone payment to Cytokinetics in September 2023. Additionally, we entered into a funding agreement to provide Cytokinetics long-term capital of up to $300 million (“Cytokinetics Commercial Launch Funding”) to support further development of aficamten and potential commercialization of omecamtiv mecarbil, both development-stage products. The Cytokinetics Commercial Launch Funding is available in five tranches, including an initial tranche of $50 million that was funded upon closing. In June 2022, we amended the funding agreement to increase the required draw amount and further amended the funding agreement in December 2022 to extend the draw periods and increase the repayment terms of the second and third tranche. Both tranches two and three became unavailable for draw due to the regulatory milestones not being met by March 31, 2023.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first nine months of 2023 and 2022, we generated $2.2 billion and $1.6 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our undrawn Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

As of September 30, 2023, our cash and cash equivalents totaled $936.4 million. We did not hold any marketable securities as of September 30, 2023. As of December 31, 2022, our cash and cash equivalents and marketable securities totaled $1.7 billion and $24.4 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In September 2023, we repaid $1.0 billion of senior unsecured notes upon maturity. As of September 30, 2023 and December 31, 2022, the par values of our total outstanding borrowings were $6.3 billion and $7.3 billion, respectively. Additionally, we have a Revolving Credit Facility which provides for borrowing capacity of up to $1.5 billion. In October 2023, we drew $350 million on the Revolving Credit Facility, resulting in a remaining borrowing capacity of $1.15 billion under the Revolving Credit Facility. A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 9–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activity for the first nine months of 2023 and 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	Change
Cash provided by (used in):
Operating activities	$2,215,174	$1,574,049	$641,125
Investing activities	(1,072,617)	(1,444,163)	371,546
Financing activities	(1,916,860)	(679,306)	(1,237,554)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities increased by $641.1 million in the first nine months of 2023 compared to the first nine months of 2022, driven by an increase in cash collections from financial royalty assets of $610.2 million, including a $475.0 million milestone payment related to Zavzpret, and lower development-stage funding payments in the first nine months of 2023. The increase was partially offset by lower cash collections from intangible assets of $71.3 million, as our royalty receipts on Januvia, Janumet and other DPP-IVs substantially ended in the second quarter of 2022, and higher payments for operating and professional costs.

Investing Activities

Cash used in investing activities decreased by $371.5 million in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by a $378.1 million decrease in cash used for acquisitions of financial royalty assets and a decrease of $346.9 million from purchases of and redemptions from available for sale securities in 2022 that did not occur in 2023. Lower net cash provided by marketable securities of $417.4 million partially offset the decrease in cash used in investing activities in the first nine months of 2023 compared to the first nine months of 2022.

Financing Activities

Cash used in financing activities increased by $1.2 billion in the first nine months of 2023 compared to the first nine months of 2022 primarily driven by $1.0 billion in debt repayment and $274.6 million in repurchases of Class A ordinary shares. The increase was partially offset by lower distributions of royalty receipts to legacy non-controlling interests as royalties jointly owned by the Legacy Investors Partnerships and RPSFT are maturing.

Sources of Capital

Our business model is different from that of traditional operating companies in the biopharmaceutical industry. We use the cash generated by existing royalties to fund investments in new royalties and believe that each of our non-GAAP measures represent sources of capital that are critical for investors to understand our business and to evaluate management’s ability to execute on our strategy. Adjusted Cash Receipts, Adjusted EBITDA and Adjusted Cash Flow are each presented as non-GAAP liquidity measures that are supplemental to our GAAP measures.

Adjusted Cash Receipts and Adjusted Cash Flow reflect management’s ability to successfully operate the business by generating capital to fund investments in royalty-generating assets, debt repayments, dividends and other discretionary investments. Our non-GAAP measures exclude the impact of certain items and therefore have not been calculated in accordance with GAAP. In each case, because our operating performance is a function of our liquidity, the non-GAAP measures used by management are presented and defined as supplemental liquidity measures. Adjusted Cash Receipts, Adjusted EBITDA and Adjusted Cash Flow are most directly comparable to the GAAP measure Net cash provided by operating activities. Each of our non-GAAP measures are calculated using inputs directly from our GAAP statements of cash flows.

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

Adjusted EBITDA is an important non-GAAP used by our lenders to assess our ability to meet our financial covenants. Adjusted EBITDA is calculated as Adjusted Cash Receipts less Payments for operating and professional costs. The definition of Adjusted EBITDA is the same as the definition of consolidated EBITDA in the Credit Agreement (defined below). We believe the covenants in the Credit Agreement related to consolidated EBITDA are material terms of the Credit Agreement. Refer to the Senior Unsecured Revolving Credit Facility section below for additional discussion of the Credit Agreement calculation of Adjusted EBITDA.

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

Adjusted Cash Flow is calculated as Adjusted Cash Receipts less (1) Payments for operating and professional costs (2) Development-stage funding payments - ongoing, (3) Development-stage funding payments - upfront and milestone, (4) Interest paid, net of Interest received, (5) Investments in equity method investees and (6) Other (including Derivative collateral posted, net of Derivative collateral received, and Termination payments on derivative instruments) plus (1) Contributions from legacy non-controlling interests - R&D, all directly reconcilable to the statements of cash flows.

The non-GAAP measures used in this Quarterly Report on Form 10-Q have limitations as analytical tools, and you should not consider them in isolation or as a substitute for the analysis of our results as reported under GAAP. We caution readers that amounts presented in accordance with our definitions of Adjusted Cash Receipts, Adjusted EBITDA and Adjusted Cash Flow may not be the same as similar measures used by other companies. Not all companies and analysts calculate the non-GAAP measures we use in the same manner. We compensate for these limitations by using non-GAAP measures as supplements to GAAP measures and by presenting the reconciliations of the non-GAAP measures to their most comparable GAAP measures, in each case being Net cash provided by operating activities.

To reconcile Adjusted Cash Receipts, we start with Net cash provided by operating activities and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), which are cash inflows that management believes are derived from royalties and form part of our core business strategy, (2) Distributions from equity method investees, which are classified as cash inflows from investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments, (5) Payments for operating and professional costs, (6) Payments for rebates and (7) Termination payments on derivative instruments, and to deduct (1) Distributions to legacy non-controlling interests - royalty receipts and (2) Derivative collateral posted or (received), net, both of which are excluded when management assesses its operating performance through cash collections, or Adjusted Cash Receipts.

To reconcile Adjusted EBITDA, we start with Net cash provided by operating activities and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from equity method investees, which are classified as cash inflows from investing activities, (3) Interest paid, net of Interest received, (4) Development-stage funding payments and (5) Termination payments on derivative instruments, and to deduct (1) Distributions to legacy non-controlling interests - royalty receipts and (2) Derivative collateral posted or (received), net.

To reconcile Adjusted Cash Flow, we start with Net cash provided by operating activities and adjust for the following items from the statements of cash flows: to add back (1) Proceeds from available for sale debt securities (redemption of Biohaven Preferred Shares), (2) Distributions from equity method investees classified as cash inflows from investing activities and (3) Contributions from legacy non-controlling interests - R&D, and to deduct (1) Distributions to legacy non-controlling interests - royalty receipts and (2) Investments in equity method investees. This is intended to present an Adjusted Cash Flow measure that is representative of cash generated from the broader business strategy of acquiring royalty-generating assets that is available for reinvestment and for discretionary purposes.

(in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cash flow data (GAAP basis)
Net cash provided by/(used in):
Operating activities	$573,520	$538,827	$2,215,174	$1,574,049
Investing activities	(450,658)	(1,425,150)	(1,072,617)	(1,444,163)
Financing activities	(1,359,491)	(230,086)	(1,916,860)	(679,306)

Net cash provided by operating activities (GAAP)	$573,520	$538,827	$2,215,174	$1,574,049
Adjustments:
Proceeds from available for sale debt securities (1), (2)	—	15,625	—	46,875
Distributions from equity method investees (2)	4,458	—	39,225	—
Interest paid, net (2)	53,967	75,302	102,706	158,920
Development-stage funding payments - ongoing (3)	500	500	1,500	1,606
Development-stage funding payments - upfront and milestone (3)	50,000	25,000	50,000	125,000
Payments for operating and professional costs	54,961	48,650	188,839	141,653
Distributions to legacy non-controlling interests - royalty receipts (2)	(100,246)	(107,183)	(284,637)	(322,726)
Adjusted Cash Receipts (non-GAAP)	$637,160	$596,721	$2,312,807	$1,725,377

Net cash provided by operating activities (GAAP)	$573,520	$538,827	$2,215,174	$1,574,049
Adjustments:
Proceeds from available for sale debt securities (1), (2)	—	15,625	—	46,875
Distributions from equity method investees (2)	4,458	—	39,225	—
Interest paid, net (2)	53,967	75,302	102,706	158,920
Development-stage funding payments - ongoing (3)	500	500	1,500	1,606
Development-stage funding payments - upfront and milestone (3)	50,000	25,000	50,000	125,000
Distributions to legacy non-controlling interests - royalty receipts (2)	(100,246)	(107,183)	(284,637)	(322,726)
Adjusted EBITDA (non-GAAP) (4)	$582,199	$548,071	$2,123,968	$1,583,724

Net cash provided by operating activities (GAAP)	$573,520	$538,827	$2,215,174	$1,574,049
Adjustments:
Proceeds from available for sale debt securities (1), (2)	—	15,625	—	46,875
Distributions from equity method investees (2)	4,458	—	39,225	—
Contributions from legacy non-controlling interests - R&D (2)	88	240	455	971
Investments in equity method investees (2), (5)	(3,984)	(6,846)	(10,550)	(9,896)
Distributions to legacy non-controlling interests - royalty receipts (2)	(100,246)	(107,183)	(284,637)	(322,726)
Adjusted Cash Flow (non-GAAP)	$473,836	$440,663	$1,959,667	$1,289,273

(1)In 2022, amounts related to the quarterly redemptions of the Series A Biohaven Preferred Shares are presented as Proceeds from available for sale debt securities on the condensed consolidated statements of cash flows.
(2)The table below shows the line item for each adjustment and the direct location for such line item on the condensed consolidated statements of cash flows.

Reconciling Adjustment	Condensed Consolidated Statements of Cash Flows Classification
Interest paid, net	Operating activities (Interest paid less Interest received)
Distributions from equity method investees	Investing activities
Investments in equity method investees	Investing activities
Proceeds from available for sale debt securities	Investing activities
Distributions to legacy non-controlling interests - royalty receipts	Financing activities
Contributions from legacy non-controlling interests - R&D	Financing activities
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
(4)Refer to the discussion of our Senior Unsecured Revolving Credit Facility below for additional discussion of the Credit Agreement calculation of Adjusted EBITDA.
(5)Our lenders consider all payments to fund our operating joint ventures that are performing R&D activities for development-stage product candidates similar to asset acquisitions as these funds are expected to generate operational returns in the future. As a result, amounts funded through capital calls by our equity method investees, the Avillion Entities, are deducted to arrive at Adjusted Cash Flow, but are not deducted in Adjusted EBITDA.

The table below includes the royalty receipts and non-GAAP financial results for the third quarter and first nine months of 2023 and 2022 by product in order of contribution to total royalty receipts for the first nine months of 2023 (in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Nine Months Year-to-Date Change
	2023	2022	2023	2022	$	%
Cystic fibrosis franchise (1)	$237,902	$207,882	$660,673	$591,733	$68,940	11.7%
Zavzpret milestone (2)	—	—	475,000	—	475,000	n/a
Tysabri	86,704	91,252	256,932	281,819	(24,887)	(8.8)%
Imbruvica	62,174	74,391	193,895	241,943	(48,048)	(19.9)%
Trelegy	58,240	42,720	143,111	42,720	100,391	*
Promacta	54,122	50,067	142,406	132,679	9,727	7.3%
Xtandi	47,119	45,717	131,366	141,100	(9,734)	(6.9)%
Tremfya	27,194	21,409	81,117	68,062	13,055	19.2%
Cabometyx/Cometriq	17,294	14,612	48,234	40,523	7,711	19.0%
Evrysdi	15,749	9,602	46,318	26,933	19,385	72.0%
Farxiga/Onglyza	10,478	11,522	32,274	32,336	(62)	(0.2)%
Prevymis	15,343	11,052	29,157	25,174	3,983	15.8%
Trodelvy	11,058	6,496	28,137	17,428	10,709	61.4%
Spinraza	15,253	—	27,815	—	27,815	n/a
Erleada	8,959	5,586	22,390	15,305	7,085	46.3%
Orladeyo	7,776	6,265	21,130	15,456	5,674	36.7%
Crysvita	4,679	5,241	15,696	14,887	809	5.4%
Nurtec ODT/Biohaven payment (3)	6,218	20,459	15,659	59,549	(43,890)	(73.7)%
Emgality	4,903	4,657	14,350	13,845	505	3.6%
Other products (4)	46,241	74,974	211,784	286,611	(74,827)	(26.1)%
Total royalty receipts	$737,406	$703,904	$2,597,444	$2,048,103	$549,341	26.8%
Distributions to legacy non-controlling interests - royalty receipts	(100,246)	(107,183)	(284,637)	(322,726)	38,089	(11.8)%
Adjusted Cash Receipts (non-GAAP)	$637,160	$596,721	$2,312,807	$1,725,377	$587,430	34.0%
Payments for operating and professional costs	(54,961)	(48,650)	(188,839)	(141,653)	(47,186)	33.3%
Development-stage funding payments - ongoing	(500)	(500)	(1,500)	(1,606)	106	(6.6)%
Development-stage funding payments - upfront and milestone	(50,000)	(25,000)	(50,000)	(125,000)	75,000	(60.0)%
Interest paid, net	(53,967)	(75,302)	(102,706)	(158,920)	56,214	(35.4)%
Investments in equity method investees	(3,984)	(6,846)	(10,550)	(9,896)	(654)	6.6%
Contributions from legacy non-controlling interests - R&D	88	240	455	971	(516)	(53.1)%
Adjusted Cash Flow (non-GAAP)	$473,836	$440,663	$1,959,667	$1,289,273	$670,394	52.0%

Weighted average Class A ordinary shares outstanding - diluted	601,138	607,226	604,717	607,209
*Percentage change is not meaningful
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Related to a $475.0 million milestone payment that we received in the first quarter of 2023 following the FDA approval of Zavzpret.
(3)In 2022, amounts include the $15.6 million quarterly redemption payments related to the Series A Biohaven Preferred Shares (presented as Proceeds from available for sale debt securities on the condensed consolidated statements of cash flows). The Series A Biohaven Preferred Shares were fully redeemed in October 2022 following Pfizer’s acquisition of Biohaven. The remaining amounts are related to royalty receipts from Nurtec ODT.
(4)Other products primarily include royalty receipts on the following products: Bosulif (a product co-developed by our joint venture investee, Avillion I, for which receipts are presented as Distributions from equity method investees in the operating section of the condensed consolidated statements of cash flows), Cimzia, Entyvio, IDHIFA, Januvia, Janumet, Other DPP-IVs, Lexiscan, Nesina and Soliqua. Other products also include distributions from the Legacy SLP Interest which are presented as Distributions from equity method investees in both the investing and operating section of the condensed consolidated statements of cash flows. In the first nine months of 2023, we received $34.8 million from our joint venture investee, Avillion II, for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in the United States (presented as Distributions from equity method investees in the investing section of the condensed consolidated statements of cash flows).

Adjusted Cash Receipts (non-GAAP)

Adjusted Cash Receipts increased by $587.4 million to $2.3 billion in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by a $475.0 million milestone payment that we received following the FDA’s approval of Zavzpret in March 2023, royalty receipts from newly acquired royalties, an increase in royalty receipts from the strong performance of the cystic fibrosis franchise and a decrease in distributions of royalty receipts to legacy non-controlling interests due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT. The increase in cash receipts was partially offset by a decline in royalty receipts from maturing royalties, primarily Januvia, Janumet and other DPP-IVs, as well as a decrease in royalty receipts from Imbruvica. Additionally, we received redemption payments related to Series A Biohaven Shares in the first nine months of 2022 for which there was no comparable activity in the first nine months of 2023 as the Series A Biohaven Preferred Shares were fully redeemed in October 2022.

Below we discuss the key drivers of total royalty receipts.

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which are marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $68.9 million in the first nine months of 2023 compared to the first nine months of 2022. The increase was primarily driven by the rapid uptake of Kaftrio outside the United States and the continued performance of Trikafta in the United States, including their uptake in younger age groups.

•Zavzpret milestone – We received a $475.0 million milestone payment in the first nine months of 2023 following FDA approval of Zavzpret (zavegepant), a calcitonin gene-related peptide receptor antagonist nasal spray for the acute treatment of migraine with or without aura in adults, which is marketed by Pfizer.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $24.9 million in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by pricing pressure, competition and channel dynamics.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $48.0 million in the first nine months of 2023 compared to the first nine months of 2022. Imbruvica continues to be unfavorably impacted by increased competition and the cumulative impact of a suppressed chronic lymphocytic leukemia market.

•Trelegy – Royalty receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, were $143.1 million in the first nine months of 2023, primarily driven by strong patient demand globally and the growth of the single inhaler triple therapy market. We acquired the Trelegy royalty in the third quarter of 2022.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, increased by $9.7 million in the first nine months of 2023 compared to the first nine months of 2022. This growth was primarily driven by increased use in chronic ITP and further uptake as first-line and/or second-line treatment for severe aplastic anemia.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, decreased by $9.7 million in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by underperformance in the United States, offset by the sales performance in established markets.

•Tremfya – Royalty receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, increased by $13.1 million in the first nine months of 2023 compared to the first nine months of 2022, primarily due to market growth and continued market share gains, which were partially offset by an unfavorable prior period adjustment taken by Johnson & Johnson, patient mix and rebates.

•Cabometyx/Cometriq – Royalty receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, increased by $7.7 million in the first nine months of 2023 compared to the first nine months of 2022, primarily due to the uptake of Cabometyx in combination with Opdivo as a first-line treatment for patients with advanced renal cell carcinoma.

•Spinraza – Royalty receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, were $27.8 million in the first nine months of 2023, primarily driven by growth outside the United States, offset by fewer new patient starts and channel dynamics in the United States. We acquired the Spinraza royalty in the first quarter of 2023.

•Nurtec ODT/Biohaven payment – Royalty receipts from Nurtec ODT, which is marketed by Pfizer for the acute and preventative treatment of migraine, increased by $3.0 million in the first nine months of 2023 compared to the first nine months of 2022, primarily driven by demand growth. In the first nine months of 2022, we also received $46.9 million in redemption payments related to the Series A Biohaven Preferred Shares. The Series A Biohaven Preferred Shares were fully redeemed in October 2022 following Pfizer’s acquisition of Biohaven.

•Other products – Royalty receipts from other products decreased by $74.8 million in the first nine months of 2023 compared to the first nine months of 2022, driven by a decline in royalty receipts from maturing royalties, primarily Januvia, Janumet and other DPP-IVs, and from Lexiscan due to generic competition. The decrease was partially offset by a $34.8 million receipt from our joint venture investee, Avillion II, for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in the United States.

Distributions to legacy non-controlling interests - royalty receipts

Distributions of royalty receipts to legacy non-controlling interests decreased by $38.1 million to $284.6 million in the first nine months of 2023 compared to the first nine months of 2022, which positively impacted Adjusted Cash Receipts. The decrease in distributions to non-controlling interests is primarily due to maturing royalties jointly owned by the Legacy Investors Partnerships and RPSFT.

Adjusted Cash Flow (non-GAAP)

Adjusted Cash Flow increased by $670.4 million to $2.0 billion in the first nine months of 2023 compared to the first nine months of 2022, primarily for the same reasons noted above in “Adjusted Cash Receipts.” The increase was further driven by lower development-stage funding payments. In the first nine months of 2023, we made a $50.0 million clinical milestone payment that was triggered under the agreement with Cytokinetics. In the first nine months of 2022, we paid $125.0 million to acquire royalties on development-stage product candidates from Cytokinetics and Theravance. The increase was partially offset by payments for operating and professional costs which increased in the first nine months of 2023 as our Operating and Personnel Payments are primarily comprised of a fixed percentage of 6.5% of cash receipts from our royalties, which is Adjusted Cash Receipts.

Borrowings

Our borrowings as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	Date of Issuance	Maturity	As of September 30, 2023	As of December 31, 2022
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$—	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Total senior unsecured debt			6,300,000	7,300,000
Unamortized debt discount and issuance costs			(168,806)	(183,678)
Total long-term debt, including current portion			6,131,194	7,116,322
Less: Current portion of long-term debt			—	(997,512)
Total long-term debt			$6,131,194	$6,118,810

Senior Unsecured Notes

On July 26, 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) with a weighted average coupon rate of 2.80%. On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes”) with a weighted average coupon rate of 2.13%. We refer to the 2020 Notes and 2021 Notes, collectively, as the “Notes.” The Notes require semi-annual interest payments. Indentures governing the Notes contain certain covenants with which we were in compliance as of September 30, 2023.

Senior Unsecured Revolving Credit Facility

On September 15, 2021, we entered into an amended and restated revolving credit agreement, which was further amended on October 31, 2022 (the “Credit Agreement”). The Credit Agreement amended and restated the credit agreement that our subsidiary RP Holdings, as borrower, entered into on September 18, 2020, which provided for a five-year unsecured revolving credit facility (the “Revolving Credit Facility”) with borrowing capacity of up to $1.5 billion for general corporate purposes. The Revolving Credit Facility has a maturity date of October 31, 2027. The Credit Agreement contains certain customary covenants which we were in compliance with as of September 30, 2023. In October 2023, we drew $350 million on the Revolving Credit Facility to fund a portion of our acquisition of additional royalties on Roche’s Evrysdi, resulting a remaining borrowing capacity of $1.15 billion under the Revolving Credit Facility.

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

Adjusted EBITDA, which is the same as our definition of consolidated EBITDA in the Credit Agreement, is a non-GAAP measure that is a key component of certain material covenants contained within the Credit Agreement. Noncompliance with the interest coverage ratio and leverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. If we cannot satisfy these financial covenants, we would be prohibited under our Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to the assessment of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for the analysis of our results as reported under GAAP. The table below is a tabular calculation of Adjusted EBITDA, defined in our Credit Agreement as consolidated EBITDA for the third quarter and first nine months of 2023 and 2022 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Total royalty receipts	$737,406	$703,904	$2,597,444	$2,048,103
Distributions to legacy non-controlling interests - royalty receipts	(100,246)	(107,183)	(284,637)	(322,726)
Adjusted Cash Receipts (non-GAAP)	637,160	596,721	2,312,807	1,725,377
Payments for operating and professional costs	(54,961)	(48,650)	(188,839)	(141,653)
Adjusted EBITDA (non-GAAP)	$582,199	$548,071	$2,123,968	$1,583,724

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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $269.0 million and $249.1 million in the first nine months of 2023 and 2022, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027. Share repurchases may be made in the open market or in privately negotiated transactions. In the first nine months of 2023, we repurchased 8,889 thousand shares at a cost of approximately $278.6 million.

Other Funding Arrangements

In January 2022, we entered into a long-term funding agreement, which was amended later in the same year, with Cytokinetics. We agreed to provide funding of up to $300 million (“Cytokinetics Commercial Launch Funding”) in five tranches. The initial tranche of $50 million was funded upon closing. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). The regulatory milestones for the second and third tranches were not met and as such $75 million of the optional funding is no longer available. As of September 30, 2023, $125 million of the optional $200 million remains available under the Cytokinetics Funding Commitments.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which approximates $30.3 million as of September 30, 2023.

We also have certain milestone payments that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In the first nine months of 2023, we made a $12.4 million sales-based milestone payment related to Erleada and a $50.0 million milestone payment to Cytokinetics which was triggered following the initiation of the first pivotal clinical trial in nHCM. In the first nine months of 2022, we made a $50 million milestone payment to Cytokinetics which was triggered following the initiation of the first pivotal clinical trial in oHCM.

Debt Service

In September 2023, we repaid $1.0 billion of senior unsecured notes upon maturity. As of September 30, 2023, the future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
Remainder of 2023	$—	$—
2024	—	156,350
2025	1,000,000	156,350
2026	—	144,350
2027	1,000,000	144,350
Thereafter	4,300,000	1,925,900
Total (1)	$6,300,000	$2,527,300
(1)Excludes unamortized debt discount and issuance costs of $168.8 million as of September 30, 2023, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of September 30, 2023, the par value and carrying value of the total outstanding and guaranteed Notes was $6.3 billion and $6.1 billion, respectively.

The following financial information presents summarized combined balance sheet information as of September 30, 2023 and December 31, 2022 and summarized combined statement of operations information for the first nine months of 2023 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of September 30, 2023 and December 31, 2022 or for the first nine months of 2023 (in thousands).

Summarized Combined Balance Sheets
	As of September 30, 2023	As of December 31, 2022
Current assets	$52,477	$92,805
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	32,584	14,744
Current intercompany notes receivable due from Non-Guarantor Subsidiaries	—	269,617
Non-current assets	3,243	4,033
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	1,890,582	1,986,906
Current liabilities	18,268	1,053,942
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	3,195	14,744
Current intercompany notes payable due to Non-Guarantor Subsidiaries	—	269,617
Non-current liabilities	6,130,293	6,118,022
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,557,693	1,655,842

Summarized Combined Statement of Operations	For the Nine Months Ended September 30, 2023

Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$64,393
Other income	7,029
Operating expenses	154,753
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	35,005
Net loss	118,336

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2023, our total principal amount of senior unsecured notes outstanding was $6.3 billion. In addition, we have up to $1.5 billion of available revolving commitments under our unsecured revolving credit facility (the “Revolving Credit Facility”). Except for RP Holdings, our subsidiaries that do not guarantee the senior unsecured notes will have no obligation, contingent or otherwise, to pay amounts due under the senior unsecured notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
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
While our current asset portfolio includes royalties relating to over 35 marketed products and 11 development-stage product candidates, the top five product franchises accounted for 66% of our royalty receipts in the first nine months of 2023 (excluding receipt from Zavzpret milestone payment). In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition and results of operations.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the third quarter of 2023 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2023 - July 31, 2023	1,296	$31.03	1,296	$825,319
August 1, 2023 - August 31, 2023	1,252	30.50	1,252	787,130
September 1, 2023 - September 30, 2023	2,314	28.42	2,314	721,371
Total	4,862	29.65	4,862
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

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following table describes the written plans for the sale of our Class A ordinary shares adopted or terminated by our executive officers and directors during the third quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”).

Name and Title	Action	Adoption/ Termination Date	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Terrance Coyne Executive Vice President & Chief Financial Officer	Termination	September 12, 2023	June 13, 2024	900,000 (2)
Marshall Urist Executive Vice President, Research and Investments	Adoption	September 29, 2023	December 29, 2023	46,667
Rory Riggs Director	Adoption	September 29, 2023	December 31, 2024	470,000
(1)A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.
(2)As of the termination date of this Rule 10b5-1 trading plan, 150,000 Class A ordinary shares had been sold under its terms.

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
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: November 8, 2023

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: November 8, 2023