Form 10-K
period 2023-12-31
Royalty Pharma plc
filed 2024-02-15
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.7 billion based upon the closing price reported for such date on the Nasdaq Stock Market LLC. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 9, 2024, Royalty Pharma plc had 446,691,515 Class A ordinary shares outstanding and 150,743,276 Class B ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual General Meeting of Shareholders, or Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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

PART I
Item 1.         BUSINESS

Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta, GSK’s Trelegy, Roche’s Evrysdi, Johnson & Johnson’s Tremfya, Biogen’s Tysabri and Spinraza, AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, Novartis’ Promacta, Pfizer’s Nurtec ODT and Gilead’s Trodelvy, among others, and 14 development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

Our industry leading royalty portfolio and capital-efficient business model drives our compounding growth. We have a focused strategy of actively identifying and tracking the development and commercialization of important new therapies, which allows us to move quickly to make acquisitions when opportunities arise. With a deep and experienced team of investment professionals, an exhaustive due diligence process and a focus on high-quality therapies that address significant unmet patient need, we sustain attractive returns above our cost of capital, which in turn propels our compounding growth.

Our unique business model enables us to benefit from many of the most attractive characteristics of the biopharmaceutical industry, including long product life cycles, significant barriers to entry and noncyclical revenues, but with substantially reduced exposure to many common industry challenges such as early-stage development risk, therapeutic area constraints, high research and development (“R&D”) costs, and high fixed manufacturing and marketing costs. We have a highly flexible approach that is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties on the most attractive therapies across the biopharmaceutical industry. Additionally, our focus on acquiring royalties on approved products, often in the early stages of their commercial launches, and on development-stage product candidates with strong proof of concept data, mitigates development risk and expands our opportunity set.

In 2023, we generated $3.0 billion of Portfolio Receipts (as defined below) and announced transactions with a total potential value of $4.0 billion. Portfolio Receipts is a key performance metric that represents our ability to generate cash from our portfolio investments, the primary source of capital that we can deploy to make new portfolio investments. Portfolio Receipts is defined as the sum of royalty receipts and milestones and other contractual receipts. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview” for additional discussion regarding Portfolio Receipts. We deployed $2.2 billion of cash to acquire royalties, milestones and other contractual receipts (“Capital Deployment”) in 2023, which also includes payments made during the year for transactions from prior years. Capital Deployment represents the total outflows that will drive future Portfolio Receipts.

Portfolio Receipts
($ in billions)

3.0
2.8
2.1
1.8
1.8
0.1
0.0
0.1
0.5
0.6
1.6
1.8
2.0
2.3
2.4
2019 PF(1)
2020
2021
2022
2023

Year-over-Year Growth

	2020	2021	2022	2023
Royalty receipts[2]	8.5%[1]	14.7%	11.8%	7.9%
Milestones and other contractual receipts[2]	*	*	*	15.2%
Portfolio Receipts	**1.4%[1]**	**18.2%**	**31.0%**	**9.3%**

*Percentage change is not meaningful.
(1)The 2019 Portfolio Receipts and 2020 growth rates are calculated on a pro forma basis, which adjusts certain cash flow line items as if our Reorganization Transactions (as described in our final prospectus filed with the SEC on June 17, 2020) and our initial public offering had taken place on January 1, 2019. The most significant difference between the pro forma and reported figures is the non-controlling interest attributable to legacy investors that resulted from the Reorganization Transactions.
(2)Royalty receipts include variable payments based on sales of products, net of contractual payments to the legacy non-controlling interests, that is attributed to Royalty Pharma. Milestones and other contractual receipts include sales-based or regulatory milestones payments and other fixed contractual receipts, net of contractual payments to the legacy non-controlling interests, that is attributed to Royalty Pharma.

Biopharmaceutical Industry and the Role of Royalties

Our business is supported by significant growth and unprecedented innovation within the biopharmaceutical industry. Global prescription pharmaceutical sales are projected to grow from $1.1 trillion in 2023 to $1.5 trillion in 2028, representing a compound annual growth rate of 7% according to EvaluatePharma despite more than $150 billion in cumulative sales being lost to expected patent expiries during the same period. This growth is being driven by global secular trends, including population growth, increased life expectancy and growth of the middle classes in emerging markets. In addition, an acceleration of medical research in recent years has led to a better understanding of the molecular origins of disease and identification of potential targets for therapeutic intervention, which has increased R&D investments in new therapies.

The pace of innovation coupled with the proliferation of new biotechnology companies and the increasing cost of drug development has created a significant capital need over recent years that we believe will provide a sustainable tailwind for our business. We estimate that over the next decade academia and other non-profit institutions will spend over $1 trillion in R&D, unprofitable biopharmaceutical companies will spend over $1 trillion in R&D and selling, general and administrative expenses, and profitable biopharmaceutical companies will spend over $2 trillion in R&D.

Royalties play a fundamental and growing role in the biopharmaceutical industry. As a result of the increasing cost and complexity of drug development, the creation of a new drug today typically involves a number of industry participants and can lead to multiple royalties. Academia and other research institutions conduct basic research and license new technologies to industry for further development. Biotechnology companies typically in-license these new technologies, add value through applied research and early-stage clinical development, and then either out-license the resulting product candidates to large biopharmaceutical companies, or commercialize the products themselves. As new drugs are transferred along this value chain, royalties are created as compensation for the licensing or selling institutions. Biotechnology companies are also increasingly creating royalties on existing products within their portfolios, known as synthetic royalties, in order to provide a source of non-dilutive capital to fund their businesses. Given our leadership position within biopharmaceutical royalties, we are able to capitalize on the growing volumes of royalties created as new therapies are developed to address unmet medical needs.

We estimate the market for biopharmaceutical royalties reached $7.4 billion in transaction value in 2023, a greater than three-fold increase compared to 2012. We have executed transactions with an aggregate announced value of $26.4 billion from 2012 through 2023, which represents an estimated market share of approximately 58% of all royalty transactions during this period. This compares to our nearest competitor, which we believe has executed $3.7 billion of transactions, and represents an estimated market share of 8%. Given the scale of our business relative to our competitors, we have a particularly strong market share of large transactions within the growing biopharmaceutical royalty market. Since 2012, there have been 15 royalty transactions with an aggregate value of more than $500 million each. We have executed 12 of these 15 transactions, for a total transaction value of approximately $17.0 billion of cash and an estimated market share of 85%.

Our Business Model

We believe that the following elements of our business and product portfolio provide a unique and compelling proposition to investors seeking exposure to the biopharmaceutical sector.

Our business model captures many of the most attractive aspects of the biopharmaceutical industry, but with reduced exposure to many common industry challenges. The biopharmaceutical industry benefits from many attractive characteristics, including long product life cycles, significant barriers to entry and non-cyclical revenues. We have a highly flexible approach that is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties on the most attractive therapies from across the biopharmaceutical industry. We focus on the acquisition of royalties on approved products or development-stage product candidates that have generated strong proof of concept data, avoiding the risks associated with early-stage R&D. By acquiring royalties, we are able to realize payments based directly on the top-line sales of leading biopharmaceutical therapies, without the costs associated with fixed R&D, manufacturing and commercial infrastructure.

Our unique role in the biopharmaceutical ecosystem positions us to benefit from multiple compounding growth drivers. As a result of our significant scale and highly flexible business model, we believe that we are uniquely positioned to capitalize on multiple compounding growth drivers: an accelerating understanding of the molecular origins of disease, technological innovation leading to the creation of new treatment modalities, an increasing number of biopharmaceutical industry participants with significant capital needs, competitive industry dynamics which reward companies that can rapidly execute broad clinical development programs, increasing FDA drug approvals, and the potential for multiple royalties to be created from each new drug that reaches the market.

Our portfolio provides direct exposure to a broad array of blockbuster therapies. As of December 31, 2023, our portfolio included royalties on 15 therapies that each generated end-market sales of more than $1 billion in 2023, including six therapies that each generated end-market sales of more than $3 billion. The therapies within our portfolio are marketed by leading global biopharmaceutical companies for whom these products are important sources of revenue. Given the marketers’ significant focus on and investment in these products, they are motivated to invest substantial resources in driving continued sales growth.

Our portfolio is highly diversified across products, therapeutic areas and marketers. As of December 31, 2023, our portfolio consists of royalties on more than 35 marketed biopharmaceutical therapies which address a wide range of therapeutic areas, including rare diseases, neuroscience, cancer, hematology, immunology, respiratory and diabetes. In 2023, no individual product accounted for more than 23% of our Portfolio Receipts. The royalties in our portfolio entitle us to payments based directly on the top-line sales of the associated therapies, rather than the profits of these therapies. As such, the diversification of our cash generation directly reflects the diversification of our royalties, rather than varying levels of product-level profitability, as would typically be expected within a biopharmaceutical company.

The key growth-driving royalties in our portfolio are protected by long patent lives. The estimated weighted average duration of our portfolio is approximately 13 years based on projected cumulative cash royalty receipts. Our largest marketed royalty in 2023 was on Vertex’s cystic fibrosis franchise. Existing patent applications covering Trikafta, the most significant product in that franchise, are expected to provide exclusivity through 2037. Several of our marketed royalties have unlimited durations and could provide cash flows for many years after key patents have expired.

Our simple and efficient operating model generates substantial cash flow for reinvestment in new biopharmaceutical royalties. Our capital-efficient operating model requires limited operating expenses and no material capital investment in fixed assets or infrastructure in order to support the ongoing growth of our business. Our high cash flow conversion provides us with significant capital that we can redeploy for new royalty acquisitions and return to shareholders through dividends or share repurchases. In 2023, we generated Portfolio Receipts of $3.0 billion. We deployed $2.2 billion of cash in 2023 to acquire royalties, milestones and other contractual receipts, paid dividends of $358.3 million and repurchased shares for $304.8 million.

We have a talented, long-tenured team with extensive experience and deep industry relationships. Our team has significant experience identifying, evaluating and acquiring royalties on biopharmaceutical therapies. Together they have been responsible for $26.4 billion in announced transactions of biopharmaceutical royalties, milestones and other contractual receipts since 2012 through 2023. Our acquisitions have included many of the industry’s leading therapies such as Trikafta, Tremfya, Imbruvica and Xtandi. Our long history of collaboration has resulted in deep relationships with a broad range of participants across the biopharmaceutical industry.

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

From 2012 through 2023, we deployed $8.3 billion of cash to acquire royalties, milestones and other contractual receipts on development-stage product candidates. As of December 31, 2023, products underlying $6.3 billion of these acquisitions have already been approved, representing a success rate to date of 76%, while products underlying $0.9 billion were not approved and products underlying $1.1 billion are still in development.

Notes:
(1)Reflects cash deployed for royalty acquisitions from 2012 through 2023.
(2)Not approved includes investments in vosaroxin, palbociclib, Merck KGaA’s anti-IL17 nanobody M1095, BCX9930, gantenerumab, otilimab and omecamtiv mecarbil.

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

We take a disciplined approach in assessing opportunities and seek to acquire exposure to therapies based on our framework of key product success factors:

•Strong scientific rationale;
•Significant impact on patients and/or caregivers;
•Conviction in probability of clinical and regulatory success for pre-approval programs;
•Mission and execution-oriented management team;
•Strong marketer and global commercial opportunity;
•Clear commercial positioning;
•Potential for multiple indications or label expansion;
•First-in-class or best-in-class;
•Long duration of patent protection or exclusivity; and
•Compelling value proposition for government and commercial payors.

Our focus is to create significant long-term value for our shareholders by acquiring both approved and development-stage product candidates through a variety of structures. In evaluating these acquisition opportunities, we focus on the following financial characteristics:

•Attractive risk-adjusted returns: we focus on generating attractive returns on our investments on a risk-adjusted basis. We evaluate opportunities across the risk spectrum and do not target the same return for all assets.

•Long duration cash flows: we prioritize long-duration assets over short-duration assets that may boost near-term financial performance. The durability of our cash flows also allows us to add leverage to our portfolio, enhancing returns and providing capital that we can use to acquire additional assets.

•Growth and scale: we seek assets that are accretive to our long-term growth profile and additive to our overall scale.

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

Our Portfolio

Our portfolio consists of royalties on more than 35 commercial products and 14 development-stage product candidates.

Approved Products

Portfolio Overview

The following table provides an overview of our current portfolio of royalties on approved products, including end market sales of the therapies in our portfolio:

Products	Marketer(s)	Therapeutic Area	Product Detail	2023 Portfolio Receipts (in millions)	2023 End Market Sales (in millions)(1)
Cystic fibrosis franchise(2)	Vertex	Rare disease	Cystic fibrosis	$771	$9,869
Tysabri	Biogen	Neuroscience	Relapsing forms of multiple sclerosis	279	1,877
Imbruvica	AbbVie, Johnson & Johnson	Cancer	Hematological malignancies and chronic graft versus host disease	210	4,879
Trelegy	GSK	Respiratory	Chronic obstructive pulmonary disease and asthma	203	2,739
Promacta	Novartis	Hematology	Chronic immune thrombocytopenic purpura and aplastic anemia	161	2,269
Xtandi	Pfizer, Astellas	Cancer	Prostate cancer	146	5,037
Tremfya	Johnson & Johnson	Immunology	Plaque psoriasis and psoriatic arthritis	116	3,147
Evrysdi	Roche	Rare disease	Spinal muscular atrophy	66	1,580
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	Kidney, liver and thyroid cancers	66	2,266
Spinraza	Biogen	Rare disease	Spinal muscular atrophy	45	1,741
Trodelvy	Gilead	Cancer	Breast cancer	33	1,063
Orladeyo	BioCryst	Rare disease	Hereditary angioedema prophylaxis	29	325
Erleada	Johnson & Johnson	Cancer	Prostate cancer	27	2,387
Nurtec ODT/Zavzpret	Pfizer	Neuroscience	Migraine	18	928(3)
Other products(4)				277	—
Royalty receipts				$2,449
Milestones and other contractual receipts(5)				599	—
Portfolio Receipts				$3,049
Amounts shown in the table may not add due to rounding.
Notes:
(1)Represents end market sales for 2023 as reported by respective product marketers. For the majority of our royalties, royalty receipts lag product performance by one quarter and can generally be estimated by applying our publicly disclosed royalty rate to the preceding quarter’s marketer-announced net revenues on a product-by-product basis.
(2)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(3)Reflects 2023 end market sales for Nurtec ODT. Zavzpret sales are not disclosed by Pfizer.
(4)Other products primarily include royalties on the following products: Cimzia, Crysvita, Emgality, Entyvio, Farxiga/Onglyza, IDHIFA, Letairis, Lexiscan, Mircera, Nesina, Prevymis, Soliqua and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees on the Statement of Cash Flows.
(5)Milestones and other contractual receipts include receipts related to Bosulif (a product co-developed by our joint venture investee, Avillion), which are presented as Distributions from equity method investees on the Statements of Cash Flows. Amount also includes a $475.0 million milestone payment that we received following the U.S. Food and Drug Administration (“FDA”) approval of Zavzpret in March 2023, a $50.0 million payment from Pfizer related to the oral formulation of zavegepant, a $33.0 million commercial milestone payment related to Soliqua and a $28.7 million payment from our joint venture investee, Avillion II, for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise its option to commercialize Airsupra in the United States.

Portfolio Summary

The table below provides a summary of the acquisition year, estimated royalty duration, royalty rates and the ownership percentages attributable to Royalty Pharma, net of legacy non-controlling interests for selected approved products in our portfolio:

Products	Acquisition Year(s)	Estimated Royalty Duration(1)	Royalty Rates(2)	2023 % Attributable to Royalty Pharma(3)
Cystic fibrosis franchise(4)	2014, 2020	2037	Blended royalty of slightly over 9%	86.0%
Tysabri	2017	Perpetual	Tiered payments of 18% on first $2 billion and 25% on sales >$2 billion	82.4%
Imbruvica	2013	2027-2032	Downward tiered mid-single digit royalty	82.4%
Trelegy(5)	2022	2029-2030	Tiered royalty of 6.5% on first $750 million, up to 10% on sales >$2.25 billion	100.0%
Promacta	2019	2025-2028	Upward tiered 4.7% to 9.4% royalty	82.4%
Xtandi	2016	2027-2028	Slightly less than 4% royalty	82.4%
Tremfya	2021	2031-2032	Upward tiered mid-single digit royalty	100.0%
Evrysdi(6)	2020, 2023	2035-2036	Tiered royalty of 6.5% on first $500 million, up to 13% on sales >$2 billion	100.0%
Cabometyx/Cometriq(7)	2021	2026-2029	3% royalty	100.0%
Spinraza(8)	2023	2030-2035	Upward tiered 2.8% to 3.8% royalty, increasing to 5% to 6.8% in 2028	100.0%
Trodelvy	2018	Perpetual	Tiered royalty of 4.15% on first $2 billion, down to 1.75% on sales >$6 billion	82.4%
Orladeyo(9)	2020, 2021	2036-2039	Tiered royalty of 9.5% on first $350 million and 4.5% on sales up to $550 million	100.0%
Erleada	2019, 2023	2032	Low-single digit royalty	84.6%
Nurtec ODT/Zavzpret	2018, 2020	2034-2036	Tiered royalty of ~2.5% on first $1.5 billion and ~1.9% on sales >$1.5 billion	85.2%
Notes:
(1)Durations shown represent our estimates as of the current reporting date of when a royalty will substantially end, which may vary by geography and may depend on clinical trial results, regulatory approvals (including the timing of such approvals), contractual terms, commercial developments, estimates of regulatory exclusivity and patent expiration dates (which may include estimated patent term extensions) or other factors. There can be no assurances that our royalties will expire when estimated.
(2)The royalties in our portfolio are subject to the underlying contractual agreements from which they arise and may be subject to reductions or other adjustments in accordance with the terms of such agreements. Royalty rates apply to annual worldwide net sales unless otherwise stated.
(3)Ownership percentages for cystic fibrosis franchise, Erleada and Nurtec ODT/Zavzpret represent blended percentages across multiple royalty interests based on 2023 royalty receipts.
(4)Royalty is perpetual; year shown represents Trikafta’s expected patent expiration and potential sales decline based on timing of potential generic entry. For combination therapies, sales are allocated equally to each of the active pharmaceutical ingredients, with tiered royalties ranging from single digit to subteen percentages on sales of ivacaftor, lumacaftor and tezacaftor, and mid-single digit percentages on sales of elexacaftor.
(5)We will pay Theravance Biopharma, Inc. 85% of the royalties in respect of ex-U.S. sales after June 30, 2029 and 85% of the royalties in respect of U.S. sales after December 31, 2030. Royalties are tiered based on sales at 6.5% up to $750 million, 8% between $750 million and $1.25 billion, 9% between $1.25 billion and $2.25 billion, and 10% over $2.25 billion.
(6)Royalties are tiered based on sales at 6.5% up to $500 million, 8.9% between $500 million and $1 billion, 11.3% between $1 billion and $2 billion, and 13% over $2 billion. Our royalty rates are expected to be reduced by 18% in the early 2030s. Royalty entitlement does not reflect either PTC or Royalty Pharma exercising option to sell/purchase additional Evrysdi royalties.
(7)We are entitled to royalties on sales of cabozantinib products in the U.S. through September 2026 and non-U.S. markets through the full term of the royalty.
(8)Our royalty interest in Spinraza will revert to Ionis after we receive aggregate Spinraza royalties equal to $475 million or $550 million, depending on the timing and occurrence of certain events. We are entitled to 25% of Ionis’ Spinraza royalty payments of 11% to 15% on sales up to $1.5 billion through 2027, increasing to 45% of royalty payments on sales up to $1.5 billion in 2028.
(9)Royalty is perpetual; years shown represent estimated U.S. patent expiration for Orladeyo and potential sales decline based on timing of generic entry. We are also entitled to a tiered percentage of sublicense revenue for Orladeyo in certain territories.

There can be no assurance that our royalties will expire when expected. Any reductions in the durations of royalties relative to our estimates may adversely affect our financial condition or results of operations. See “Risk Factors” in Item 1A, Risk Factors for further information.

Other Recent Royalty Acquisition Activities

•In October 2023, we acquired additional royalties on Roche’s Evrysdi for an upfront payment of $1 billion. Evrysdi is approved for the treatment of spinal muscular atrophy. We expect to receive additional royalties beginning in the first quarter of 2024.

•In September 2023, we acquired a royalty interest in Skytrofa for an upfront payment of $150 million. Skytrofa is approved for the treatment of pediatric patients with growth failure due to inadequate secretion of endogenous growth hormone. We expect to receive royalties on Skytrofa beginning in 2025.

•In August 2023, we acquired a royalty interest in Adstiladrin for an upfront payment of $300 million and a $200 million additional milestone payment contingent on certain manufacturing goals. Adstiladrin is approved for the treatment of adult patients with high-risk Bacillus Calmette-Guérin unresponsive non-muscle invasive bladder cancer with carcinoma in situ with or without papillary tumors. We began receiving royalties in the fourth quarter of 2023.

Development-Stage Product Candidates

The table below provides a summary of our portfolio of development-stage product candidates, which have not been approved and therefore have not generated any royalties (and we have not collected any related royalty receipts) to date:

Product Candidates	Marketer(s)	Therapeutic Area	Status(1)	Product Description
Aficamten	Cytokinetics	Cardiology	NDA filing expected 2024	Small molecule cardiac myosin inhibitor for obstructive hypertrophic cardiomyopathy
Ampreloxetine	Theravance	Neuroscience	Phase 3 data expected 2025	Investigational once-daily norepinephrine reuptake inhibitor for symptomatic neurogenic orthostatic hypotension in patients with multiple system atrophy
BCX10013	BioCryst	Rare disease	Phase 1	Oral Factor D inhibitor for complement-mediated diseases
Ecopipam(2)	Emalex	Neuroscience	Phase 3 data expected 2024	Oral dopamine-1 receptor antagonist for Tourette’s Syndrome
KarXT	Karuna(3)	Neuroscience	PDUFA date Q3 2024	Oral M1/M4 muscarinic agonist for schizophrenia
MK-8189	Merck	Neuroscience	Phase 2b data expected 2024	Oral PDE10A inhibitor for schizophrenia
Olpasiran	Amgen	Cardiology	Phase 3 data expected 2027	Small interfering ribonucleic acid for elevated lipoprotein(a), a genetically determined independent risk factor for cardiovascular disease
Pelabresib	MorphoSys(4)	Cancer	NDA filing expected 2024	Bromodomain and extra-terminal inhibitor for myelofibrosis
Pelacarsen	Novartis	Cardiology	Phase 3 data expected 2025	Antisense oligonucleotide for elevated lipoprotein(a), a genetically determined independent risk factor for cardiovascular disease
Seltorexant	Johnson & Johnson	Neuroscience	Phase 3 data expected 2024	Selective orexin 2 receptor antagonist for major depressive disorder with insomnia symptoms
TEV-'749	Teva	Neuroscience	Phase 3 data expected 2024	Long-acting subcutaneous injection of olanzapine for schizophrenia
Trontinemab	Roche	Neuroscience	Phase 1a/2b	A novel Brainshuttle Aβ antibody for the treatment of Alzheimer’s disease
Tulmimetostat	MorphoSys(4)	Cancer	Phase 2	Second-generation enhancer of zeste homolog 2 inhibitor for hematological malignancies and solid tumors
Vanzacaftor/tezacaftor/deutivacaftor	Vertex	Rare disease	NDA filing expected 2024	Once-daily triple combination therapy for the treatment of cystic fibrosis
NDA: New Drug Application. PDUFA: Prescription Drug User Fee Act.
(1)Based on information disclosed by marketer of the underlying product and information available on clinicaltrials.gov as of January 31, 2024.
(2)We acquired an interest in ecopipam in January 2024.
(3)In December 2023, Bristol Myers Squibb announced it has agreed to acquire Karuna.
(4)In February 2024, Novartis announced it has entered into an agreement to acquire MorphoSys.

Other Significant Funding Arrangements

The table below provides a summary of our significant contractual funding arrangements:

Funding Arrangement	Therapeutic Area	Key Terms(1)
MorphoSys Development Funding Bonds	Not applicable	•Payments to us of 2.2 times the $300.0 million funded amount. •Expected payments in 36 consecutive quarterly payments from the fourth quarter of 2024.
Cytokinetics Commercial Launch Funding	Cardiology
•Tranche one $50.0 million funded.
•Tranches four and five have a required draw of $50.0 million and an optional draw of up to $125.0 million within a 12-month draw period if certain clinical and regulatory milestones are met.
•Payments to us of 1.9 times the amount drawn for tranches one, four and five.
•34 consecutive quarterly payments to us on the last business day of the seventh quarter following the quarter of the funding date for each tranche.

Teva Development Co-Funding Arrangement	Neuroscience
•Provide up to $100.0 million over the course of the trial with the mutual option to increase to $125.0 million to co-fund the development of TEV-‘749.
•Payments to us equal to the total funded amount over 20 consecutive quarters commencing upon FDA approval in addition to tiered royalty payments based on worldwide sales.
•Payment to us of 1.25 times the funded amount if Teva chooses not to file a New Drug Application with the FDA following positive Phase 3 study results of TEV-‘749.

(1)Our fixed payment arrangements are subject to the underlying contractual agreements and legal instruments from which they arise and may be subject to reductions, accelerations, and other adjustments in accordance with the respective terms of such agreements and instruments.

Competition

We face competition from other entities that acquire biopharmaceutical royalties, including competitors of the Manager that are in the similar business of acquiring biopharmaceutical royalties. There are a limited number of suitable and attractive acquisition opportunities available in the market. Therefore, competition to acquire such assets is intense. The Manager is subject to competition from other potential royalty buyers, including from the companies that market the products on which royalties are paid, financial institutions, investment funds and other entities. These other potential royalty buyers may be larger and better capitalized than us. The Manager may not be able to identify and obtain a sufficient number of asset acquisition opportunities to invest the full amount of capital that may be available to us. We also compete with other forms of financing available to biopharmaceutical companies, such as equity, debt or convertible debt financing and licensing opportunities. If biopharmaceutical companies opt to finance through such other means, we may not be able to acquire additional assets or grow our business. There can be no assurance that we will continue to acquire biopharmaceutical products and companies that hold biopharmaceutical royalties that are acceptable to us.

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

Products for which we have a royalty receivable or other interest may be rendered obsolete or non-competitive by new or alternate products, including generics or biosimilars, improvements on existing products or governmental or regulatory action. In addition, as biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies, products on which we have a royalty may become unattractive to commercialize or obsolete. If a product’s market acceptance is diminished or it is withdrawn from the market, continuing payments with respect to biopharmaceutical products, including royalty payments and payments of interest on and repayment of the principal, may not be made on time or at all, which may affect our ability to realize the benefits of the royalty receivable or other interest in such product and may result in us incurring asset impairment charges. Further, any product for which we have a royalty receivable or other interest that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Many approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. Any of these developments could adversely affect products for which we have a royalty, and consequently could adversely affect our business, financial condition or results of operations.

Corporate Responsibility

Our mission is to accelerate innovation in life sciences and thereby positively impact patient lives globally. To accomplish this, we partner with innovators such as academic institutions, research hospitals, nonprofits and companies at the forefront of discovering lifesaving therapies to improve human health through solutions tailored to the needs of our partners. We believe that our corporate responsibility strategy, policies and practices will create sustainable long-term value for our company, our employees, our shareholders and other stakeholders, while also helping us reduce risk and identify new opportunities.

We maintain robust governance policies and practices that adhere to high standards of regulatory compliance, ethics, transparency and integrity. Our Board believes that its independence from and oversight of management are maintained effectively through its leadership structure, composition and sound corporate governance policies and practices.

We support expanding patient access to health care and medicine by providing funding to organizations addressing unmet patient needs through innovation and engaging in philanthropic activities. We incorporate material corporate responsibility, regulatory, geopolitical and reputational considerations, including access to health and medicine, research and development, ethical clinical trials, therapeutic area profile, ethical conduct and product quality and safety into our investment decision-making and management practices. This includes considering key risks and opportunities during the due diligence process and, where we believe we can have a material impact, engaging on these matters with our partners.

We are committed to implementing key sustainability practices across our operations and taking steps to measure, manage and minimize our environmental impact where possible. We believe that sustainability is critical to addressing related risks and opportunities for our business. We are focused on tracking our carbon footprint, mitigating our impact through energy efficiency and identifying ways to reduce our environmental impact.

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

As of December 31, 2023, the Manager had 89 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that the Manager’s relations with its employees are satisfactory.

Human Capital

Because we are “externally managed,” we do not employ our own personnel, but instead depend upon the Manager and its executive officers and employees for all of the services we require. Under the Management Agreement, the Manager manages the assets of our business and sources and evaluates royalty acquisitions. Accordingly, our success is dependent upon the expertise and services of the executive officers and other personnel provided to us through the Manager. The Manager is responsible for the selection of these executive officers and other personnel, and our Board of Directors reviews personnel with the Manager with the objective of evaluating the Manager’s internal capabilities. The Management Development and Compensation Committee of our Board of Directors in consultation with the Manager also plans for the succession of senior management of the Manager. The Management Agreement requires the Manager’s executives to devote substantially all of their time to managing us, Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”) and any legacy vehicles related to Royalty Pharma Investments, an Irish unit trust (“Old RPI”) unless otherwise approved by our Board of Directors.

The Manager is focused on creating a supportive and values-based culture that elevates health, well-being and growth. The Manager values diverse teams and backgrounds: as of December 31, 2023, 49% of the workforce of our Manager are women and approximately 35% of the workforce of our Manager are ethnically diverse.

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

We believe that there are no compliance issues with laws and regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have adversely affected, or are reasonably expected to adversely affect, our business, financial condition or results of operations, and we do not currently anticipate material capital expenditures arising from environmental regulation. We believe that climate change could present risks to our business. Some of the potential impacts of climate change to our business include increased operating costs due to additional regulatory requirements and the risk of disruptions to our business. We do not believe these risks are material to our business at this time.

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

Corporate Information

Our predecessor was founded in 1996 and we were incorporated under the laws of England and Wales on February 6, 2020. We are a holding company and our principal asset is a controlling equity interest in Royalty Pharma Holdings Ltd (“RP Holdings”). Our principal executive offices are located at 110 East 59th Street, New York, NY 10022, and our telephone number is (212) 883-0200. Our internet site is www.royaltypharma.com. Our website and the information contained therein or connected thereto is not incorporated into this Annual Report on Form 10-K. Our agent for service in the United States is CSC North America located at 251 Little Falls Drive, Wilmington, DE 19808.

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

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may adversely affect our business, financial condition or results of operations. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Relating to Our Business

•risks related to sales of biopharmaceutical products on which we receive royalties;
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
Risks Relating to Taxation

•the effect of changes to tax legislation and our tax position; and

General Risk Factors

•cyber-attacks or other failures in telecommunications or information technology systems;
•the future outbreak of any infectious or contagious diseases, such as COVID-19 on our operations.
Risks Relating to Our Business

Biopharmaceutical products are subject to sales risks.

Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, changes in the marketer’s strategic priorities, obsolescence, lack of acceptance by government healthcare programs or private insurance plans, loss of patent protection, government regulations or other factors, and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals, declining sales or litigation. As a result, payments of our royalties may be reduced or ceased. In addition, these payments may be delayed, causing our near-term financial performance to be weaker than expected.

The royalty market may not grow at the same rate as it has in the past, or at all, and we may not be able to acquire sufficient royalties to sustain the growth of our business.

We have been able to grow our business over time by primarily acquiring royalties. However, we may not be able to identify and acquire a sufficient number of royalties, or royalties of sufficient scale, to invest the full amount of capital that may be available to us in the future, or at our targeted amount and rate of deployment, which could prevent us from executing our growth strategy and negatively impact our business. Changes in the royalty market, including its structure, participants and growth rate, changes in preferred methods of financing and capital raising in the biopharmaceutical industry, or a reduction in the growth of the biopharmaceutical industry, could lead to diminished opportunities for us to acquire royalties, fewer royalties (or fewer royalties of significant scale) being available, or increased competition for royalties. Even if we continue to acquire royalties, they generally will not generate a meaningful return for a period of several years, if at all, due to transaction structures, circumstances relating to the underlying products or other factors. As a result, we may not be able to continue to acquire royalties or otherwise grow our business as we have in the past, or at all.

Acquisitions of royalties from our investments in development-stage biopharmaceutical product candidates are subject to additional risks and uncertainties.

We may acquire more royalties on development-stage product candidates that have not yet received marketing approval by any regulatory authority or been commercialized. There can be no assurance that the FDA, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the European Medicines Agency (“EMA”), Pharmaceuticals and Medical Devices Agency (“PMDA”) or other regulatory authorities will approve such products or that such products will be brought to market timely or at all, or that the market will be receptive to such products. We have previously acquired royalties on development-stage product candidates for which clinical development was stopped for a number of reasons, including clinical trials failing to meet their primary endpoints. These failures have resulted in, and future failures could lead to, non-cash impairment charges or other investment write downs.

If the FDA, MHRA, the EMA, PMDA or other regulatory authority approves a development-stage product candidate that generates our royalties, the labeling, packaging, manufacturing, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product and could include withdrawal of the product from the market.

In addition, the developers of these development-stage product candidates may not be able to raise additional capital to continue their discovery, development and commercialization activities, which may cause them to delay, reduce the scope of, or eliminate one or more of their clinical trials or R&D programs. If other product developers introduce and market products that are more effective, safer or less expensive than the products that generate our royalties, or if such developers introduce their products prior to the competing products underlying our royalties, the products in which we have invested may not achieve commercial success and thereby result in diminished returns or reduced royalties for us, adversely affecting our business, financial condition or results of operations.

Further, the developers of such products may not have sales, marketing or distribution capabilities. If no sales, marketing or distribution arrangements can be made on acceptable terms or at all, the affected product may not be able to be successfully commercialized, which will result in a loss for us. Losses from such assets could adversely affect our business, financial condition or results of operations.

We intend to continue to provide capital to innovators to co-fund clinical development of a product candidate in exchange for a share of the future revenues of that asset and when we do so, we do not control its clinical development. In these situations, the innovators may not complete activities on schedule or in accordance with our expectations or in compliance with applicable laws and regulations, which could delay or prevent the development, approval, manufacturing or commercialization of the development-stage product candidate for which we have provided funding.

Uncertainty relating to development-stage product candidates makes it more difficult to develop accurate assumptions for our internal models, which can result in reduced royalties compared to estimates. There can be no assurance that our assumptions around the likelihood of a development-stage product candidate’s approval or achieving significant sales will prove correct, that regulatory authorities will approve such development-stage product candidates, that such development-stage product candidates will be brought to market timely or at all, or that such products will achieve commercial success or result in royalties consistent with our estimates.

We may undertake strategic acquisitions of biopharmaceutical companies or acquire securities of biopharmaceutical companies. Our failure to realize expected benefits of such acquisitions could adversely affect our business, financial condition or results of operations.

We may acquire companies with significant royalty assets or where we believe we could create significant synthetic royalties. These acquired or created royalty assets may not perform as we project. Moreover, the acquisition of operating biopharmaceutical companies will result in the assumption of, or exposure to, liabilities of the acquired business that are not inherent in our other royalty acquisitions, such as direct exposure to product liability claims, high fixed costs or an expansion of our operations and expense structure, thereby potentially decreasing our profitability. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business operations. Despite our business, financial and legal due diligence efforts, we have limited experience in assessing acquisition opportunities, and we ultimately may be unsuccessful in ascertaining or evaluating all risks associated with such acquisitions. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or products, which may result in dilution for shareholders or the incurrence of indebtedness. As a result, our acquisition of biopharmaceutical companies could adversely affect our business, financial condition or results of operations.

We may seek to expand our market opportunity by acquiring securities issued by biopharmaceutical companies. Where we acquire equity securities as all or part of the consideration for business development activities, the value of those securities will fluctuate, and may depreciate. We will likely not control the companies in which we acquire securities, and as a result, we may have limited ability to determine management, operational decisions or policies. Further, such transactions may face risks and liabilities that due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. In addition, as a result of our activities, we may receive material non-public information about other companies. Where such information relates to a company whose equity securities we hold, we may be delayed or prevented from selling such securities when we would otherwise choose to do so, and such delay or prohibition may result in a loss or reduced gain on such securities.

We use leverage in connection with our capital deployment, which magnifies the potential for loss if the royalties acquired do not generate sufficient income to us.

We use borrowed funds to finance a significant portion of our deployed capital. The use of leverage creates an opportunity for an increased return but also increases the risk of loss if our assets do not generate sufficient cash flows to us. The interest expense and other costs incurred in connection with such borrowings may not be covered by our cash flow. In addition, leverage may inhibit our operating flexibility and reduce cash flow available for dividends or to make share repurchases.

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
• our ability to pay dividends or make share repurchases may be restricted;
• our royalties may be used as collateral for our borrowings; and
• in the event of a default under secured borrowings, if any, one or more of our creditors or their assignees could obtain control of our royalties and, in the event of a distressed sale, these creditors could dispose of these royalties for significantly less value than we could realize for them.
We do not employ our own personnel and are entirely dependent upon the Manager for all the services we require.
Because we are “externally managed,” we do not employ our own personnel, but instead depend upon the Manager, its executive officers and its employees for all of the services we require. The Manager selects and manages the acquisition of royalties, milestones and other contractual receipts and related assets that meet our investment criteria and provides all our other administrative services. Accordingly, our success is dependent upon the expertise and services of the executive officers and employees of the Manager. The Management Agreement has an initial term of ten years, after which it can be renewed for an additional term of three years, unless either we or the Manager provide notice of non-renewal 180 days prior the expiration of the initial term or renewal term. The Manager may not be removed during the initial or any renewal term without cause. While our Management Agreement requires its executives to devote substantially all their time to managing us and any legacy vehicles related to RPI 2019 ICAV or Old RPI unless otherwise approved by the board of directors, such resources may prove to be inadequate to meet our needs.
The success of our business depends upon key members of the Manager’s advisory team who may not continue to work for the Manager.
We depend on the expertise, skill and network of business contacts of the key members of the Manager’s advisory team, who evaluate, negotiate, structure, execute, monitor and service our assets. Our future success depends to a significant extent on the continued service and coordination of the advisory team of the Manager, particularly Mr. Legorreta. Pursuant to the Management Agreement, executives of the Manager must devote substantially all of their business time to managing us, unless otherwise approved by the board of directors. Despite this, Mr. Legorreta and other key members of the Manager’s advisory team may have other demands on their time, and we cannot assure you that they will continue to be actively involved in our business. Each of these individuals is an employee of the Manager and is not subject to an employment contract with us, which means we do not direct the composition of the Manger’s advisory team as well as the compensation or professional development of these individuals. The departure of any of these individuals or competing demands on their time could adversely affect our business, financial condition or results of operations.
The key advisory professionals of the Manager have relationships with participants in the biopharmaceutical industry, financial institutions and other advisory professionals, which we rely upon to source potential asset acquisition opportunities. If the key advisory professionals of the Manager fail to maintain such relationships, or to develop new relationships with other sources, we may not be able to grow our portfolio. In addition, we can offer no assurance that these relationships, even if maintained, will generate royalty acquisition opportunities for us in the future.

There can be no assurance that the policies and procedures we have established to mitigate conflicts of interest will be effective in doing so.
The Manager cannot manage another entity that invests in or acquires royalties other than any legacy vehicle related to RPI 2019 ICAV or Old RPI. Every senior executive of the Manager is subject to a non-compete agreement that is effective for 18 months following termination of their employment for any reason. We are a beneficiary of these agreements. In addition, executives of the Manager must devote substantially all of their time to managing us and any legacy vehicle related to RPI 2019 ICAV or Old RPI, unless otherwise approved by the board of directors. Despite this, the ability of the Manager and its officers and employees to engage in other business activities, subject to the terms of our Management Agreement, may reduce the amount of time the Manager, its officers or other employees spend managing us.
There could be conflicts of interest between us and our advisory personnel. For instance, Mr. Legorreta, our Chief Executive Officer, is also a co-founder of and has significant influence over Pharmakon Advisors, which shares physical premises with the Manager. Pharmakon manages BioPharma Credit PLC (LSE: BPCR) and other investment vehicles that collectively are leading providers of debt capital to the biopharmaceutical industry. Mr. Legorreta has a substantial investment in BioPharma Credit. In addition, Mr. Legorreta serves as the chairperson of the board of directors of ProKidney Corp. and he has founded and participates in foundations that receive and provide medical research funding. Even though he is involved with Pharmakon, BioPharma Credit PLC, ProKidney Corp. and the foundations described above, among other organizations, Mr. Legorreta does not have any material constraints on the time he has available to devote to the Manager and thereby to us. While the Manager and Pharmakon may pursue similar investment opportunities, we believe that actual conflicts of interest are rare due to differing investment strategies, and the fact that royalty holders determine the type of transaction they seek. Under arrangements with Pharmakon, the Manager subleases office space to Pharmakon, and the parties may provide research, business development, legal, compliance, financial and administrative services to one another. The Manager and Pharmakon reimburse each other to the extent that one of them provides materially more services to the other than they receive in return. In addition, certain employees of the Manager may receive compensation from Pharmakon.
The Manager’s compensation arrangements may have unintended consequences. We have agreed to pay the Manager or its affiliates quarterly operating and personnel expenses (the “Operating and Personnel Payments”), based on Portfolio Receipts and the mark-to-market value of security investments at the end of each quarter regardless of whether we realize any gain on our investments. Consequently, the Manager may be incentivized to have us make investments regardless of our expected gain on such investments, which may not align with our or our shareholders’ interests.
To service our indebtedness and meet our other ongoing liquidity needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. If we cannot generate the required cash, we may not be able to make the required payments under our indebtedness.
As of December 31, 2023, our total principal amount of senior unsecured notes outstanding was $6.3 billion. In addition, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). Except for RP Holdings, our subsidiaries that do not guarantee the senior unsecured notes will have no obligation, contingent or otherwise, to pay amounts due under the senior unsecured notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
Absent sufficient cash flow and the ability to refinance, we could also be forced to sell assets to make up for any shortfall in our payment obligations. However, the terms of the agreements that govern our existing outstanding debt limit our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. Accordingly, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations on our indebtedness.

Our business is subject to interest rate, foreign exchange, inflation and banking industry risk.
We are subject to interest rate fluctuation exposure through any borrowings under our Revolving Credit Facility and our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. In addition, the discontinuation, modification or other reform of any reference rate, such as the Secured Overnight Financing Rate (“SOFR”), could create uncertainty, require us to amend certain agreements or increase our interest expense. To the extent that interest rates generally increase, our borrowing costs may increase and our leverage strategy will become more costly, leading to diminished net profits.

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
We are also subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to geopolitical events, including the Russia-Ukraine conflict, conflicts in the Middle East, rising inflation and interest rates, monetary policy changes, financial services sector instability, recessions, global pandemics and foreign currency fluctuations. Changes in the value of currencies relative to the U.S. dollar, or high inflation in countries using a currency other than the U.S. dollar, can impact our revenues, costs and expenses and our financial guidance.
Other events that affect the banking industry may adversely affect the banking institutions that hold our cash. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits. In the event of a bank insolvency or failure, we may be considered a general creditor of the bank, and we might lose some or all of the cash deposited with the bank. Even where it is recognized that a bank might be in danger of insolvency or failure, we might not be able to withdraw or transfer our cash from the bank in time to avoid any adverse effects of the insolvency or failure.
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
Our business model is based on multiple-year internal and external forecasts regarding product sales and numerous product-specific assumptions in connection with each royalty acquisition, including where we have limited information regarding the product. There can be no assurance that the assumptions underlying our financial models, including those regarding product sales or competition, patent expirations, exclusivity terms, license terms or license terminations for the products underlying our portfolio, are accurate. These assumptions involve a significant element of subjective judgment and may be, and in the past have been, adversely affected by post-acquisition changes in market conditions and other factors affecting the underlying product. The risks relating to these assumptions may be exacerbated for development-stage product candidates due to the uncertainties around their development, labeling, regulatory approval, commercialization timing, manufacturing and supply, competing products or related factors. Our assumptions regarding the financial stability or operational or marketing capabilities of the partner obligated to pay us royalties may also prove, and in the past have proven, to be incorrect. Due to these and other factors, the assets in our current portfolio or future assets may not generate expected returns or returns in line with our historical financial performance or in the time periods we expect or at all, which could adversely affect our business, financial condition or results of operation.
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
The duration of a royalty usually varies on a country-by-country basis and can be based on a number of factors, such as patent expiration dates, whether the product is sold singly or in combination, regulatory exclusivity, years from first commercial sale of the patent-protected product, the entry of competing generic or biosimilar products, or other terms set out in the contracts governing the royalty. It is common for royalty durations to expire earlier or later than anticipated due to unforeseen positive or negative developments over time, including with respect to the granting of patents and patent term extensions, the invalidation of patents, claims of patent misuse, litigation between the party controlling the patents and third party challengers of the patents, the ability of third parties to design around or circumvent valid patents, the granting of regulatory exclusivity periods or extensions, timing for the arrival of generic or biosimilar competitor products, changes to legal or regulatory regimes affecting intellectual property rights or the regulation of pharmaceutical products, product life cycles, and industry consolidations.
If an unexpected shortening of a royalty term were to occur, it could result in a reduction in the effective interest rate for the asset, a decline in income from royalties, and a significant reduction in royalty payments compared to expectations, or a permanent impairment.
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
While our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 66% of our royalty receipts in the year ended December 31, 2023. In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition or results of operations.

We face competition in acquiring royalties and locating suitable royalties to acquire.
There are a limited number of suitable and attractive opportunities to acquire high-quality royalties. Therefore, competition to acquire such royalties is intense and may increase. We compete with other potential acquirers for these opportunities, including companies that market the products on which royalties are paid, investment vehicles and other pools of capital, financial institutions, institutional investors (including sovereign wealth and pension funds) and others. These competitors may be able to access lower cost capital, may be larger than us, may have relationships that provide them access to opportunities before us, or may be willing to acquire royalties for lower projected returns than we are.
Biopharmaceutical products are subject to substantial competition.
The biopharmaceutical industry is a highly competitive and rapidly evolving industry. The length of any product’s commercial life cannot be predicted with certainty. One or more products on which we are entitled to a royalty may be rendered obsolete or non-competitive by new or alternate products or improvements made to existing products on which we are not entitled to a royalty, either by the current marketer of such products or by another marketer. Current marketers of products may undertake these development efforts in order to improve their products or to avoid paying our royalty. Adverse competition, obsolescence or governmental and regulatory action or healthcare policy changes could significantly affect the revenues, including royalty-related revenues, of the products which generate our royalties.
Competitive factors affecting the market position and success of each product include:
•safety, side effect profile, effectiveness and market acceptance;
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
Products on which we have a royalty receivable or other interest may be rendered obsolete or non-competitive by new or alternate products, including generics or biosimilars, improvements on existing products, marketing or commercialization strategies, or governmental or regulatory action. In addition, as biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies, products on which we have a royalty may become unattractive to commercialize or obsolete. If a product’s market acceptance is diminished or it is withdrawn from the market, continuing payments with respect to biopharmaceutical products may not be made on time or at all, which may affect our ability to realize the benefits of the royalty receivable or other interest in such product and may result in us incurring asset impairment charges. Further, any product for which we have a royalty receivable or other interest that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Many approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. Any of these developments could adversely affect products on which we have a royalty, and consequently could adversely affect our business, financial condition or results of operations.

Marketers of products that generate our royalties are outside of our control.
In the case of our royalty receivables, our cash flow consists primarily of payments supported by royalties paid by marketers. These marketers may have interests that are different from our interests. For example, these marketers may be motivated to maximize their overall income by allocating resources to other products and, in the future, may decide to focus less attention on the products generating our royalties or by allocating resources to develop products that do not generate royalties to us. There can be no assurance that any marketer or person with whom the marketer has a working relationship has adequate resources or motivation to continue to produce, market and sell the products generating our royalties. Aside from any limited audit rights relating to the activities of the marketers that we may have in certain circumstances pursuant to the terms of our arrangements with the licensor, we do not have oversight rights with respect to the marketers’ operations and do not have rights allowing us to direct their operations or strategy nor do our agreements contain performance standards for their operations. The calculation of the royalty payments is subject to and dependent upon the adequacy and accuracy of our counterparties’ sales and accounting functions.
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
Generally, the holders of royalties on products have granted exclusive regulatory approval, commercialization, manufacturing and marketing rights to the marketers of such products. The marketers have full control over those efforts and sole discretion to determine the extent and priority of the resources they will commit to their program for a product. Accordingly, the successful commercialization of a product depends on the marketer’s efforts and is beyond our control. If a marketer does not devote adequate resources to the ongoing development, regulatory approval, commercialization and manufacture of a product, or if a marketer engages in illegal or otherwise unauthorized practices, the product’s sales may not generate sufficient royalties, or the product’s sales may be suspended, and consequently, could adversely affect our business. In addition, if marketers of biopharmaceutical products decide to discontinue product programs or we believe the commercial prospects of assets have been reduced, we may recognize material non-cash impairment charges related to the financial royalty asset associated with those programs or assets.
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

In addition, license agreements may fail to provide significant protection for the licensor in case of the licensee’s failure to perform or in the event of disputes. License agreements which relate to the products underlying our royalties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what the licensor believes to be the scope of its rights to the relevant intellectual property or technology, or decrease the licensee’s financial or other obligations under the relevant agreement, any of which could in turn impact the value of our royalties and adversely affect our business, financial condition or results of operations. If a marketer were to default on its obligations under a license agreement, the licensor’s remedy may be limited either to terminating certain licenses related to certain countries or to generally terminate the license agreement with respect to such country. In such cases, we may not have the right to seek to enforce the rights of the licensor and we may be required to rely on the resources and willingness of the licensor to enforce its rights against the licensee.
In any of these situations, if the expected payments under the license agreements do not materialize, this could result in a significant loss to us and adversely affect our business, financial condition or results of operations.
The insolvency of a marketer could adversely affect our receipt of cash flows on the related royalties that we hold.
If a marketer were to become insolvent and seek to reorganize under Chapter 11 of Title 11 of the U.S. Code, as amended, or the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code (or foreign equivalent), such event could delay or impede the payment of the amounts due under a license agreement, pending a resolution of the insolvency proceeding. Any unpaid royalty payments due for the period prior to the filing of the bankruptcy proceeding would be unsecured claims against the marketer, which might not be paid in full or at all. While royalty payments due for periods after the filing may qualify as administrative expenses entitled to a higher priority, the actual payment of such post-filing royalty payments could be delayed for a substantial period of time and might not be in the full amount due under the license agreement. The licensor would be prevented by the automatic stay in the bankruptcy proceeding from taking any action to enforce its rights without the permission of the bankruptcy court. In addition, the marketer could elect to reject the license agreement, which would require the licensor to undertake a new effort to market the applicable product with another distributor. Such proceedings could adversely affect the ability of a payor to make payments with respect to a royalty, and could consequently adversely affect our business, financial condition or results of operations.
Unsuccessful attempts to acquire new royalties could result in significant costs and negatively impact subsequent attempts to locate and acquire other assets.
The investigation of each specific target royalty and the negotiation, drafting and execution of relevant agreements requires substantial management time and attention and results in substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific acquisition, the costs incurred for the proposed transaction would not be recoverable from a third party. Furthermore, even if an agreement is reached relating to a specific target asset, we may fail to consummate the acquisition for any number of reasons, including, in the case of an acquisition of a royalty through a business combination with a public company, approval by the target company’s public shareholders. Multiple unsuccessful attempts to acquire new royalties could hurt our reputation, result in significant costs and an inefficient use of the Manager’s time. The opportunity cost of diverting management and financial resources could negatively impact our ability to locate and acquire other assets.
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
In the United States, pharmaceutical product pricing is subject to enhanced government regulation, public scrutiny and calls for reforms. For example, the drug pricing provisions of the Inflation Reduction Act (“IRA”), which was signed into law in August 2022 and began to be implemented in 20203 with implementation efforts to continue over the next several years. In August 2023, the Biden Administration unveiled the first round of medicines subject to the “Medicare Drug Price Negotiation Program,” which requires manufacturers of select drugs to engage in a process with the U.S. Federal government to set new Medicare prices which would go into effect in 2026. In addition, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”) was enacted by Congress in March 2010 and established a major expansion of healthcare coverage, financed in part by several new rebates, discounts and taxes that had a significant effect on the expenses and profitability on the companies that manufacture the products that generate our royalties. These companies and their products face uncertainty due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the IRA and the ACA.

Other U.S. federal or state legislative or regulatory action or policy efforts could adversely affect the healthcare industry, including, among others, additional transparency and limitations related to product pricing, review the relationship between pricing and manufacturer patient programs, general budget control actions, changes in patent laws, changing interpretations of competition law, exercise by the government of march-in rights in respect of government funded innovations, the importation of prescription drugs from outside the United States at prices that are regulated by governments of various foreign countries, revisions to reimbursement of biopharmaceutical products under government programs, restrictions on U.S. direct-to-consumer advertising or limitations on interactions with healthcare professionals. No assurances can be provided that these laws and regulations will not adversely affect our business, financial condition or results of operations.
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
In addition, many of the products in our portfolio benefit from regulatory exclusivity. If, in an effort to regulate pricing, regulatory exclusivity is not maintained, our business, financial condition or results of operations may be adversely impacted.
The biopharmaceutical industry may be negatively affected by federal government deficit reduction policies, which could reduce the value of the royalties that we hold.
In an effort to contain the U.S. federal deficit, the biopharmaceutical industry could be considered a potential source of savings via legislative proposals. Government action to reduce U.S. federal spending on entitlement programs, including Medicare, Medicaid or other publicly funded or subsidized health programs, or to lower drug spending, may affect payment for the products that generate our royalties. These and any other cost controls or any significant additional taxes or fees that may be imposed on the biopharmaceutical industry as part of deficit reduction efforts could reduce cash flows from our royalties and therefore adversely affect our business, financial condition or results of operations.
Sales of products that generate our royalties are subject to regulatory approvals and actions in the United States and foreign jurisdictions that could harm our business.
The procedures to approve biopharmaceutical products for commercialization vary among countries and can involve additional testing and time. Such procedures may include on-site inspections by regulatory authorities at clinical trial sites or manufacturing facilities, which inspections may be delayed by travel restrictions imposed in response to pandemics or other infectious diseases. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and many include additional risks, such as pricing approval.
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

In addition, manufacturers of a product may rely on third parties for selected aspects of product development, such as packaging or to supply bulk raw material used in the manufacture of such product. In the United States, the FDA requires that all suppliers of pharmaceutical bulk materials and all manufacturers of pharmaceuticals for sale in or from the United States adhere to the FDA’s current “Good Manufacturing Practice” regulations and guidelines and similar requirements that exist in jurisdictions outside the United States. Marketers of biopharmaceutical products generally rely on a small number of key, highly specialized suppliers, manufacturers and packagers. Any interruptions, however minimal, in the operation of these manufacturing and packaging facilities could adversely affect production and product sales and therefore adversely affect our business, financial condition or results of operations.
Product liability claims may diminish the returns on biopharmaceutical products.
The developer, manufacturer or marketer of a product could become subject to product liability claims. A product liability claim, regardless of its merits, could adversely affect the sales of the product and the amount of any related royalty payments and could even adversely affect the ability of a payor to make payments with respect to a royalty.
Although we believe that we will not bear responsibility in the event of a product liability claim against the developer, manufacturer, marketer or other seller of the product that generates our royalty. Any such product liability claims against us could adversely affect our business, financial condition or results of operations.
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
Any loss or reduction in the scope or duration of patent protection for any product that generates our royalties, or any failure to successfully prosecute, maintain, enforce or defend any patents that protect any such product may result in a decrease in the sales of such product and any associated royalties payable to us. Any such event would adversely affect the ability of the payor to make payments of royalties to us or may otherwise reduce the value of our royalties, and could consequently adversely affect our business, financial condition or results of operations. In cases where our contractual arrangements with our partner permit us to do so, we could participate in patent suits brought by third parties but this could result in substantial litigation costs, divert management’s attention from our core business and there can be no assurance that such suits would be successful.

The existence of third-party patents in relation to products may result in additional costs for the marketer and reduce the amount of royalties paid to us.
The commercial success of a product depends, in part, on avoiding infringement, misappropriation or other violations of the intellectual property rights and proprietary technologies of others. Third-party issued patents or patent applications claiming subject matter necessary or useful to manufacture and market a product could exist or issue in the future. Such third-party patents or patent applications may include claims directed to the composition, manufacturing, mechanism of action or other unique features of a product. There can be no assurance that a license would be available to marketers for such subject matter if such infringement were to exist or, if offered, would be offered on reasonable or commercially feasible terms. Without such a license, it may be possible for third parties to assert infringement or other intellectual property claims against the marketer of such product based on such patents or other intellectual property rights.
Even if the marketer was able to obtain a license, it could be non-exclusive, thereby giving its competitors and other third parties access to the same technologies. In addition, if a marketer of a product that generates our royalties is required to obtain a license from a third party, the marketer may, in some instances, have the right to offset the licensing and royalty payments to such third party against royalties that would be owed to our partner, which may ultimately reduce the value of our royalty interest. An adverse outcome in infringement or other intellectual property-related proceedings could subject a marketer to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the marketer to cease or modify its manufacturing, marketing and distribution of any affected product, any of which could reduce the amount of cash flow generated by the affected products and any associated royalties payable to us and therefore adversely affect our business, financial condition or results of operations.
Disclosure of trade secrets of marketers of products could negatively affect the competitive position of the products underlying our biopharmaceutical assets.
The marketers of the products that generate our royalties depend, in part, on trade secrets, know-how and technology, which are not protected by patents, to maintain the products’ competitive position. This information is typically protected through confidentiality agreements with parties that have access to such information, such as collaborative partners, licensors, employees and consultants. Any of these parties may breach the agreements and disclose the confidential information or competitors might independently develop or learn of the information in some other way, which could harm the competitive position of the products and therefore reduce the amount of cash flow generated by our royalties.
Our ability to pay periodic dividends to our shareholders or make share repurchases may be limited by applicable provisions of English law and contractual restrictions and obligations.
Under English law, we will only be able to declare dividends, make distributions or repurchase shares (other than out of the proceeds of a new issuance of shares for that purpose) out of profits available for distribution. Profits available for distribution are accumulated, realized profits, to the extent that they have not been previously utilized by distribution or capitalization, less its accumulated, realized losses, to the extent that they have not been previously written off in a reduction or reorganization of capital duly made. The amount of our distributable reserves is a cumulative calculation. We may be profitable in a single financial year but unable to pay a dividend or make share repurchases if our accumulated, realized profits do not offset all previous years’ accumulated, realized losses. Additionally, we may only make a distribution if our net assets are not less than the amount of our aggregate called-up share capital and undistributable reserves, and if, and to the extent that, the distribution does not reduce the amount of those assets to less than that aggregate.
Subject to the terms of our indebtedness or other contractual obligations, the approval and payment of any interim dividends are at the sole discretion of our board of directors, which may change our dividend policy at any time, and the payment of any final dividends will be subject to majority approval by holders of our Class A ordinary shares and Class B ordinary shares and in each case will be paid out of profits available for that purpose under English law. Our Articles of Association authorize the board of directors to approve interim dividends without shareholder approval to the extent that such dividends appear justified by profits available for such purpose. The board of directors may also recommend final dividends be approved and declared by shareholders at an annual general meeting. No such dividend may exceed the amount recommended by the board of directors.

There can be no assurance that any dividends, whether quarterly or otherwise, will or can be paid or that any shares will or can be repurchased. Whether we pay dividends to our shareholders or make share repurchases depends on a number of factors, including among other things, general economic and business conditions, our strategic plans and prospects, our business and acquisition opportunities, our financial condition or results of operations, working capital requirements and anticipated cash needs, contractual restrictions and obligations, including fulfilling our current and future capital commitments, legal, tax and regulatory restrictions, other restrictions and implications on the payment of dividends by us to our shareholders or making any share repurchases and such other factors as our board of directors may deem relevant.
A shareholder who receives a distribution under circumstances where he or she knows or has reasonable grounds for believing that the distribution is unlawful in the circumstances is obliged to repay such distribution (or that part of it, as the case may be) to us.
If we were determined to be an investment company under the U.S. Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could adversely affect our business, financial condition or results of operations.
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
Our board of directors is under no obligation to pay dividends, make distributions or repurchase our ordinary shares and it may decide to use cash to fund asset acquisitions or operations in lieu of paying dividends, making distributions or repurchasing our ordinary shares. We will pay Equity Performance Awards to an affiliate of the Manager based on our Net Economic Profit regardless of whether any dividends are paid to our shareholders or any ordinary shares are repurchased. Our board of directors’ decisions with respect to our cash may result in no dividends to our shareholders and no ordinary shares repurchased. Furthermore, our board of directors’ decisions with respect to dividends or repurchases of ordinary shares may adversely affect the market price of our Class A ordinary shares. If we generate positive income, but pay limited or no dividends, holders of Class A ordinary shares may, if they have made certain elections for U.S. federal income tax purposes with respect to their Class A ordinary shares, have a tax liability on our income in excess of the actual cash dividends received by such holders. If our board of directors decides to approve limited or no dividends or repurchases of ordinary shares, the primary remedy for holders of Class A ordinary shares will be to sell their shares at the prevailing market price, including at a loss, which may be low due to unfavorable or inconsistent dividends or repurchases of our ordinary shares.

The royalties that we acquire may fall outside the biopharmaceutical industry, and any such assets, and the cash flows therefrom, may not resemble the assets in our current portfolio.
We have discretion as to the types of assets that we may acquire. While we expect the Manager to acquire assets that primarily fall within the biopharmaceutical industry, we are not obligated to do so and may acquire other types of assets that are peripheral to or outside of the biopharmaceutical industry. Consequently, our asset acquisitions in the future, and the cash flows from such assets, may not resemble those of the assets in our current portfolio. We and the Manager may have limited experience acquiring assets that are peripheral to or outside of the biopharmaceutical industry. There can be no assurance that assets acquired in the future will have returns similar to the returns expected of the assets in our current portfolio or be profitable at all.
The Manager may be the subject of a change of control resulting in a disruption in our operations that could adversely affect our business, financial condition or results of operations.
There could be a change of control of the Manager and, in such a case, the new controlling party may have a different philosophy, employ less experienced advisory professionals, be unsuccessful in identifying royalty acquisition opportunities or have a track record that is not as successful as that of the Manager. If the foregoing were to occur, we could experience difficulty in making new asset acquisitions, and the value of our existing assets, our business, financial condition or results of operations could materially suffer.
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
We rely heavily on the Manager’s financial, accounting, information and other data processing systems and cloud computing services, as well as those of our current and future collaborators, contractors or consultants. Such systems are vulnerable to damage or interruption from computer viruses, data corruption, cyber-related attacks, unauthorized access, natural disasters, pandemics, terrorism, war and telecommunication and electrical failures. If any of these events occur and such systems do not operate properly or are disabled or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of network security systems, a cybersecurity vulnerability or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our business, loss of trade secrets or other proprietary information, liability to us, regulatory intervention or reputational damage.

Furthermore, federal, state and international laws and regulations relating to data privacy and protection, such as the European Union’s General Data Protection Regulation, which took effect in May 2018, and the California Consumer Privacy Act, which took effect in January 2020, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts or data privacy and protection compliance efforts fail. In addition, we operate a business that is highly dependent on information systems and technology. The Manager’s information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase. Such a failure to accommodate growth, or an increase in costs related to such information systems, could adversely affect our business, financial condition or results of operations.
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
In addition, sustaining our growth may require us or the Manager to commit additional management, operational and financial resources to identify new professionals to join the team and to maintain appropriate operational and financial systems to adequately support expansion. Since the market for hiring talented professionals is competitive, we may not be able to grow at the pace we desire.
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
There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by the United Kingdom, United States or other authorities could adversely affect our reputation, our business, financial condition or results of operations.

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
The United Kingdom implemented the AIFM Directive through the Alternative Investment Managers Regulations 2013 and the Financial Conduct Authority’s Handbook. Following the United Kingdom’s withdrawal the European Union and the expiration of the transitional period, the rules applicable to the marketing of interests in alternative investment funds in the United Kingdom and the other AIFM states remained largely aligned. However, there are now areas of divergence which may make it more time consuming and complex for us to market our Class A ordinary shares to investors in the United Kingdom and other AIFM states which, in turn, may significantly increase compliance costs.

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
RP Holdings is treated as a partnership for U.S. federal income tax purposes and has owners that are subject to U.S. federal income taxation. RP Holdings is required to make cash distributions, or tax distributions, to the direct owner or beneficial owners of the RP Holdings Class C Special Interest, calculated using an assumed tax rate that is generally uniform for all recipients regardless of their tax status. Funds used by RP Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business, dividends or share repurchases.
Risks Relating to Our Ordinary Shares
The market price of our Class A ordinary shares has been and may in the future be volatile, which could cause the value of our shareholders’ investment to decline.
The market price of our Class A ordinary shares has been and may be volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During the year ended December 31, 2023, the per share trading price of our Class A ordinary shares fluctuated from a low of $26.21 to a high of $39.40. Market volatility, as well as general economic, market or political conditions, could reduce the market price of Class A ordinary shares in spite of our operating performance. In addition to the factors discussed in this Annual Report on Form 10-K, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:
• market conditions in the broader stock market in general, or in our industry in particular;
• variations in our quarterly operating results or dividends to shareholders or share repurchases;
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
• economic and political conditions or events, such as pandemics, inflation and interest volatility and global conflicts; and
• adverse publicity about us or the industries in which we participate or individual scandals.
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
The withdrawal of the United Kingdom from the European Union (commonly referred to as “Brexit”) took effect on January 31, 2020. Brexit has caused, and may continue to cause, uncertainty with respect to the future of the United Kingdom’s economic and political relationship with the European Union, which could increase taxes and costs of business and cause heightened volatility in currency exchange rates and interest rates. Brexit could also adversely affect the political, regulatory, economic or market conditions in the United Kingdom, the European Union and worldwide, and could contribute to instability in political institutions, regulatory agencies and financial markets, which in turn, could adversely affect our operations and the market price of our Class A ordinary shares.

If our Class A ordinary shares are not eligible for continued deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted.
The facilities of The Depository Trust Company (“DTC”) are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many banks and brokerage firms. While our Class A ordinary shares are eligible for deposit and clearing within the DTC system, DTC has discretion to cease to act as a depository and clearing agency for our Class A ordinary shares, including to the extent that any changes in U.K. law change the stamp duty or stamp duty reserve tax position in relation to the Class A ordinary shares. If DTC determined that the Class A ordinary shares were not eligible for continued deposit and clearance within its facilities, our Class A ordinary shares may not be eligible for continued listing on the NASDAQ and trading in the Class A ordinary shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could adversely affect the market price of our Class A ordinary shares and our access to the capital markets.
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
Our tax treatment, including Irish, U.K. and U.S. federal income tax treatment, depends in some instances on determinations of fact and interpretations of complex provisions of applicable tax law for which no clear precedent or authority may be available. You should be aware that our tax position is not free from doubt, and that applicable tax rules are generally subject to ongoing review by legislative and administrative bodies and relevant tax authorities, as well as by the Organization for Economic Co-operation and Development (“OECD”), which is continuously considering recommendations for changes to existing tax rules. Furthermore, over 140 member jurisdictions of the G20/OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and a global minimum tax rate of 15% (“Pillar Two”). As part of the ongoing release of Pillar Two rules by various jurisdictions, the Finance (No. 2) Act 2023 (the “UK Act”) was enacted on July 11, 2023, and implements the OECD’s BEPS Pillar Two income inclusion rule, including a multinational top-up tax and a domestic top-up tax to the minimum effective tax rate of 15% for accounting periods beginning on or after December 31, 2023. The UK Act also includes a transitional safe harbor election for accounting periods beginning on or before December 31, 2026. Similar legislation was enacted in Ireland on December 18, 2023 (the “Irish Act”). While we do not expect the Pillar Two rules to apply to us, there remains a risk that a tax authority in any relevant jurisdiction implementing Pillar Two could adopt or interpret legislation, statements or guidance in a manner that is inconsistent with our understanding of the UK Act, the Irish Act and OECD’s BEPS Pillar Two model rules and associated commentary. As proposals to change tax laws and the implementation of the BEPS framework remain subject to further negotiation, we are currently unable to predict the extent to which any changes to tax laws, statutes, rules, regulations or ordinances will occur and, if so, the ultimate impact on our business. These review processes could result in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. No ruling will be sought from the relevant tax authority regarding any of the tax issues discussed herein, and no assurance can be given that the relevant tax authorities will not challenge any of our tax positions and that such challenge would not succeed. If any such position is successfully challenged, our tax reporting or tax liabilities could materially increase, which would adversely affect our profitability and cash flows.

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

Specifically, with respect to certain U.S.-source income, we expect that our subsidiaries will be eligible for benefits under the U.S.-Ireland income tax treaty (the “Treaty”), and, under that Treaty, will not be subject to any U.S. withholding taxes on such U.S.-source payments. Our current treaty position with respect to U.S.-source payments relies in part on U.S. citizens or tax residents (as defined for purposes of the Treaty) owning, directly or indirectly, at least 50% of the beneficial interest in, or at least 50% of the aggregate vote and value of, each of our subsidiaries that earns U.S.-source income. Our treaty position is based on the current U.S. status of the majority of the existing indirect investors in RP Holdings and Old RPI. Subject to certain exceptions, the existing indirect U.S. investors in RP Holdings have the right to exchange their interests for our publicly traded Class A ordinary shares. Such publicly traded Class A ordinary shares could be further transferred on the public market to other persons. Therefore, it is possible that over time U.S. persons will own indirectly in the aggregate less than 50% of the interests in our subsidiaries. We currently expect that our Class A ordinary shares and other existing indirect interests in RP Holdings and Old RPI in the aggregate will continue to be owned in sufficient amount by U.S. citizens or tax residents, and that we will be able to establish such ownership, for purposes of satisfying the 50% ownership requirement under the Treaty. However, there is no assurance that RP Holdings and Old RPI will continue to be owned directly or indirectly by sufficient U.S. citizens or residents or that we will be able to establish to the IRS’ satisfaction such ownership for purposes of satisfying the 50% U.S. ownership requirement under the Treaty. It is possible that if the indirect U.S. ownership in our subsidiaries becomes lower than 50% (or we cannot establish such ownership) we may in the future be able to qualify for another applicable exemption from U.S. withholding under the Treaty, but there can be no assurance in this regard. A substantial portion of our revenue is, and is expected to continue to be, derived from U.S.-sourced income, such as royalties, interest or “other income” for Treaty purposes. Therefore, if our subsidiaries failed to qualify for an exemption from U.S. withholding tax under the Treaty (by satisfying either the 50% U.S. ownership requirement or an alternative Treaty exemption) and such types of income were subject to a 30% U.S. withholding tax, our financial position, profitability and cash flows could be adversely affected.
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
Certain non-U.K. entities in which we hold a greater than 25% interest, including RPI 2019 ICAV (which is Irish tax resident) and Old RPI (which is Irish tax resident and which is held indirectly by us through our participation in RP Holdings), will be Controlled Foreign Companies for U.K. tax purposes. We and RP Holdings will therefore be required to apply the CFC Rules in respect of our direct and indirect interests in these entities on an ongoing basis. We do not expect material U.K. corporation tax charges to arise under the U.K. CFC Rules in respect of our royalty assets or our financing arrangements, however no assurances can be given that this will continue to be the case. The U.K. CFC Rules are highly complex and fact-dependent, and changes to, or adverse interpretations of, these rules, or changes in the future activities of RPI 2019 ICAV or other non-U.K. companies in which we hold an interest, directly or indirectly, may alter this position and could impact our group’s effective tax rate.
We believe that dividends received by us and RP Holdings should be exempt from U.K. corporation tax, but it cannot be guaranteed that this will continue to be the case.
U.K. tax resident companies are subject to U.K. corporation tax on receipt of dividends or other income distributions in respect of shares held by them, unless those dividends or other distributions fall within an exempt class. We believe that dividends received by us from RP Holdings, and dividends received by RP Holdings from RPI 2019 ICAV, should fall within such an exempt class and therefore should not be subject to U.K. corporation tax. However, a number of conditions must be met in order for such dividends to qualify for this tax exemption, including (in respect of dividends paid by RPI 2019 ICAV, which is tax resident in Ireland) conditions relating to the application of Irish tax law. As such, it cannot be guaranteed that these conditions for the U.K. tax exemption in respect of distributions will continue at all times to be satisfied. If distributions received by us or by RP Holdings were not to fall within an exempt class, such distributions would likely be subject to U.K. corporation tax at the then prevailing corporation tax rate.

Even where distributions fall within an exempt class, certain anti-avoidance and recharacterization rules may also apply. For instance, if RPI 2019 ICAV were to constitute an “offshore fund” for U.K. tax purposes that has at any time in an accounting period more than 60% by market value of its investments in debt securities, money placed at interest (other than cash awaiting investment), certain contracts for differences, or in holdings in other offshore funds with, broadly, more than 60% of their investments similarly invested, RP Holdings’ shareholding in RPI 2019 ICAV may be subject to U.K. corporation tax as a deemed “loan relationship”, with the result that dividends received by RP Holdings from RPI 2019 ICAV could be subject to U.K. tax as deemed interest and RP Holdings may be subject to U.K. corporation tax on increases in the fair market value of its shareholding in RPI. The term “offshore fund” is defined for U.K. tax purposes through a characteristics-based approach and, broadly, can include arrangements constituted by a non-U.K. resident body corporate in which a reasonable investor would expect to be able to realize their investment entirely, or almost entirely, by reference to net asset value. We believe and have been advised that RP Holdings’ shareholding in RPI 2019 ICAV should not fall within these rules, however no guarantee can be offered that this will continue to be the case. Changes to, or adverse interpretations of, the offshore funds rules, or changes in the nature of our investments, may alter this position and could impact our group’s effective rate.

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

General Risk Factors

Cybersecurity vulnerabilities or other failures in information systems could result in information theft, data corruption and significant disruption of our business operations.

Cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks (such as the recent increasing use of “ransomware” and phishing attacks), as well as cybersecurity failures resulting from human error, catastrophic events (such as fires, floods, hurricanes and tornadoes), and technological errors, pose a risk to our systems and data. An attack could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, operating downtimes and operational disruptions. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we have been subject to cybersecurity vulnerabilities in the past and expect to be subject to them in the future. There can be no assurance that we will be successful in preventing cybersecurity vulnerabilities or mitigating their effects. Any cyber-related attack or failure or loss of data could adversely affect our business. In addition, we may suffer reputational harm or face litigation as a result of cyber-related attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.

We rely on information technology systems and networks, including cloud and third-party service providers, to process, transmit and store electronic information in connection with our business activities. These information technology systems and networks may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures or computer viruses. If these information technology systems suffer severe damage or disruption and the issues are not resolved in a timely manner, our business, financial condition or operations could be adversely affected.

In addition, the use of artificial intelligence-based software (including machine learning) is increasingly being used in our industry. As with many developing technologies, artificial intelligence-based software presents risks that could affect its further development, adoption, and use, and therefore our business. For example, algorithms may be flawed; data sets may be insufficient, of poor quality, or contain biased information; and inappropriate or controversial data practices by data scientists, engineers, and end-users could impair results. If artificial intelligence (“AI”) applications assist in producing deficient or inaccurate analyses, we could be subjected to competitive harm, potential legal liability or reputational harm. AI algorithms may use third-party information with unclear intellectual property rights or interests. If we do not have sufficient rights to use the data or other material or content on which any AI solutions we use rely, we may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts. Because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

Collaborators, other contractors or consultants in use today or in the future are vulnerable to damage or interruption from these cybersecurity vulnerabilities, other failures in information systems and artificial intelligence-based software risks. If such an event were to occur in the future and cause interruptions in their operations, it could result in a disruption of their development and commercialization programs and business operations, whether due to a loss of trade secrets or other proprietary information or other similar disruptions. To the extent that any disruption or security breach were to result in a loss of, or damage to, a counterparties’ data or applications, or inappropriate disclosure of confidential or proprietary information, our partners’ operations may be harmed and the development and commercialization of their products, development-stage product candidates and technologies could be delayed. Such an event may reduce the amount of cash flow generated by the related biopharmaceutical products and therefore adversely affect our business, financial condition and results of operations.

Changes in the application of accounting standards issued by the U.S. Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.
Our financial statements are prepared in accordance with GAAP, which are periodically revised, interpreted or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies. It is possible that future accounting standards we are required to adopt may require changes to the current accounting treatment that we apply to our consolidated financial statements and may require us to make significant changes to our systems. Such changes could adversely affect our financial condition or results of operations.

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
We may be subject to a wide variety of legal claims and proceedings. Regardless of their merit, these claims can require significant time and expense to investigate and defend. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters. The resolution of, or increase in the reserves taken in connection with, one or more of these matters could adversely affect our business, financial condition or results of operations.

Corporate responsibility matters and any related reporting obligations may impact our business.
U.S. and international regulators, investors and other stakeholders are increasingly focused on corporate responsibility matters. For example, new U.S. and international laws and regulations relating to corporate responsibility matters, including human capital, diversity, sustainability, climate change and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response will require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk. In addition, we have announced a number of corporate responsibility initiatives and goals, which will require ongoing investment, and there is no assurance that we will achieve any of these goals or that our initiatives will achieve their intended outcomes. Perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation. Any harm to our reputation resulting from our focus on corporate responsibility matters and goals or our failure or perceived failure to meet such goals could impact employee retention, the willingness of our partners to do business with us, or investors’ willingness to purchase or hold our ordinary shares, any of which could adversely affect our business, financial condition and results of operations. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors. For example, our ability to meet certain sustainability goals or initiatives may depend in part on third-party collaboration, mitigation innovations or the availability of economically feasible solutions.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 1C.    CYBERSECURITY

Risk Management and Strategy

We have a dedicated team focused on cybersecurity and we maintain a cybersecurity program designed to protect our systems, technology infrastructure, operations and the data entrusted to us by our employees and counterparties. Our cybersecurity program is led by our Chief Technology Officer, who is a part of our senior leadership team and works closely with our team to develop and advance our cybersecurity strategy and regularly reports to our board of directors and the audit committee of our board of directors on cybersecurity matters.

Cybersecurity threats are assessed as part of our enterprise risk management assessments. Our cybersecurity strategy includes procedures for identifying material cybersecurity risks, prioritizing risks and analyzing risk mitigation. Our cybersecurity strategy also includes developing and implementing policies and procedures, escalating any issues as necessary that present a material risk and ensuring that all employees have sufficient cybersecurity training. We have engaged consultants and other third parties in connection with our enterprise risk management assessments, including with respect to cybersecurity.

We conduct regular testing to identify vulnerabilities before they can be exploited by attackers. We examine and validate our program with third parties, measuring it against industry standards and established frameworks to help identify areas for focus, improvement and compliance. We have comprehensive plans to ensure that any non-routine events are properly escalated. These plans are validated through cyber incident exercises to consider the types of decisions that would need to be made in the event of a cyber incident. We have engaged in scenario planning exercises around cyber incidents with cybersecurity consultants in this process.

Our security awareness platform aims to reduce vulnerabilities in our systems if they are the target of phishing or social engineering through simulations of attacks coupled with employee training. We assess third party vendors who have access to our data or systems to measure their adherence to relevant industry practices and standards, including due diligence and monitoring compliance with security assessments.

In 2023, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurance that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors—Cybersecurity vulnerabilities or other failures in information systems could result in information theft, data corruption and significant disruption of our business operations.”

Governance

The board of directors has adopted a Cyber Security and Personal Data Breach Policy in order to reflect the importance of appropriate security, processes and procedures to the protection of data and assets, and in an effort to establish a foundation for successful protection against cyber-crime and to minimize any potential negative impacts of a successful cyber-attack. Our cybersecurity program is overseen by our Chief Technology Officer who reports directly to our Chief Executive Officer and periodically briefs the audit committee and the board of directors on our cybersecurity program and cybersecurity issues. Our Chief Technology Officer has over 25 years of professional experience in various roles across multiple industries involving leading strategic technology initiatives. Several of our directors have experience with managing and mitigating cybersecurity and technology risks, which provides our board of directors with insight into such risks and aid in overseeing our information security, operations and systems, as well as our continuing investment in and development of our cybersecurity program. The board of directors receives updates or training, as necessary, on cybersecurity issues from management, experts and legal advisors, as required. The audit committee is responsible for overseeing our enterprise risk management program, which includes consideration of technology and cybersecurity risks. The audit committee receives updates about the results of assessments conducted by outside advisors who provide independent assessments of our technology systems.

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

PART II.

Item 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A ordinary shares are traded under the symbol “RPRX” on the Nasdaq Global Select Market. Our Class B ordinary shares are not listed on any stock exchange nor traded on any public market. As of February 9, 2024, there were 2 shareholders of record of our Class A ordinary shares and 2 shareholders of record of our Class B ordinary shares. The number of record holders does not include persons who held our Class A ordinary shares in nominee or “street name” accounts through brokers or other institutions on behalf of shareholders.

Use of Proceeds

None.

Dividends

In 2023, we declared and paid four quarterly cash dividends of $0.20 per Class A ordinary share for an aggregate amount of $358.3 million to holders of our Class A ordinary shares. Future dividends are subject to declaration by the board of directors. To the extent approved and payable, we intend to pay dividends on or about March 15, June 15, September 15 and December 15 to holders of record on or about the twentieth day of each such prior month.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Stock Performance Graph

The graph below compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, on our Class A ordinary shares, the Standard & Poor’s 500 Index (“S&P 500”) and the Nasdaq Composite Index (“Nasdaq Composite”). The graph assumes an initial investment of $100 in our Class A ordinary shares at the market close on June 16, 2020, which was our initial trading day and its relative performance is tracked through December 31, 2023. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A ordinary shares.

The above performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the fourth quarter of 2023 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2023 - October 31, 2023	957	$27.32	957	$695,241
November 1, 2023 - November 30, 2023	—	—	—	695,241
December 1, 2023 - December 31, 2023	—	—	—	695,241
Total	957	27.32	957
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

Item 6.         [Reserved]

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations, cash flows, other changes in financial condition and business performance. MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes to our consolidated financial statements included in our Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Special Note Regarding Forward-Looking Statements and the section titled “Risk Factors” in Part I, Item 1A.

Royalty Pharma plc is a public limited company that was incorporated under the laws of England and Wales to facilitate our initial public offering (“IPO”) in 2020. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis.

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta, GSK’s Trelegy, Roche’s Evrysdi, Johnson & Johnson’s Tremfya, Biogen’s Tysabri and Spinraza, AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, Novartis’ Promacta, Pfizer’s Nurtec ODT, Gilead’s Trodelvy, among others, and 14 development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

Our industry leading royalty portfolio and capital-efficient business model drives our compounding growth. We have a focused strategy of actively identifying and tracking the development and commercialization of important new therapies, which allows us to move quickly to make acquisitions when opportunities arise. With a deep and experienced team of investment professionals, an exhaustive due diligence process and a focus on high-quality therapies that address significant unmet patient need, we sustain attractive returns above our cost of capital, which in turn propels our compounding growth.

Our unique business model enables us to benefit from many of the most attractive characteristics of the biopharmaceutical industry, including long product life cycles, significant barriers to entry and noncyclical revenues, but with substantially reduced exposure to many common industry challenges such as early stage development risk, therapeutic area constraints, high R&D costs, and high fixed manufacturing and marketing costs. We have a highly flexible approach that is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties on the most attractive therapies across the biopharmaceutical industry.

We classify our royalty acquisitions by the approval status of the therapy at the time of acquisition:

•Approved Products – We acquire royalties on approved products that generate predictable cash flows and may offer upside potential from unapproved indications. From 2012 through 2023, we deployed $13.8 billion to acquire royalties, milestones and other contractual receipts on approved products.

•Development-Stage Product Candidates – We acquire royalties on development-stage product candidates that have demonstrated strong clinical proof of concept. From 2012, when we began acquiring royalties on development-stage product candidates, through 2023, we deployed $8.3 billion to acquire royalties, milestones and other contractual receipts on development-stage product candidates.

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

We operate and control the business affairs of Royalty Pharma Holdings Ltd (“RP Holdings”). We include RP Holdings and its subsidiaries in our consolidated financial statements. RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management vehicle and is the successor to Old RPI.

Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust. We are entitled to 82% of the economics of Old RPI’s wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”), and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). Prior to December 29, 2023, the remaining 34% of RPCT was owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which was wholly owned by Royalty Pharma Select, an Irish unit trust.

In 2022, we became an indirect owner of an 82% economic interest in Royalty Pharma Investments ICAV (“RPI ICAV”), which was previously owned directly by Old RPI.

In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT owned by RPSFT and as such RPSFT no longer holds a non-controlling interest in RPCT. Prior to December 2023, we reported non-controlling interest related to a de minimis interest in RPCT held by RPSFT, which also existed prior to our IPO.

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

As a result of the non-cash charges associated with applying the effective interest method accounting methodology to our financial royalty assets, our consolidated income statement activity can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise and shortly after, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expense in our consolidated income statements. Over the course of 10 quarters, we continued to recognize non-cash provision expense because of these changes in sales forecasts, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty, resulting in the reversal of the remaining $1.10 billion cumulative allowance. The recognition of the associated non-cash provision income of $1.10 billion in 2019 was not tied to royalty receipts, but rather to the increase in sales forecasts. This example illustrates the volatility caused by our accounting model in our consolidated statements of operations.

We believe there is no direct correlation between income from financial royalty assets and royalty receipts due to the nature of the accounting methodology applied for financial royalty assets. Further, income from financial royalty assets and the provision for changes in expected cash flows related to these financial royalty assets can be volatile and unpredictable.

Our operations have historically been financed primarily with cash flows generated by our royalties. Given the importance of cash flows and their predictability to management’s operation of the business, management uses Portfolio Receipts (as defined below) as a primary measure of our operating performance. See “—Portfolio Overview” for additional discussion regarding Portfolio Receipts.

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

2. A de minimis interest in RPCT held by RPSFT. In December 2023, we acquired the remaining interest in RPCT that was held by RPSFT and as such RPSFT no longer holds a non-controlling interest in RPCT.

The Legacy Investors Partnership together with RPSFT are referred to as the “legacy non-controlling interests.” The legacy non-controlling interests are the only historical non-controlling interests that existed prior to our IPO. After December 2023, the Legacy Investors’ Partnerships are the only remaining legacy non-controlling interests.

Additionally, following the consummation of our IPO, we also report non-controlling interests related to:

3. The Continuing Investors Partnerships’ ownership in RP Holdings through their indirect ownership of RP Holdings Class B Interests was approximately 25% as of December 31, 2023. RP Holdings Class B Interests are exchangeable into Class A ordinary shares. As the Continuing Investors Partnerships conduct exchanges, the Continuing Investors Partnerships’ indirect ownership in RP Holdings decreases and the value of this non-controlling interest decreases. Additionally, RP Holdings began to retire RP Holdings Class A Interests held by us in connection with our repurchase of our Class A ordinary shares. As RP Holdings retires RP Holdings Class A Interests, our ownership in RP Holdings decreases and the value of this non-controlling interest increases.

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

For 2023 and 2022, the royalty payors that accounted for greater than 10% of our total income and other revenues in any one year are shown in the table below:

		Years Ended December 31,
Royalty Payor	Royalty	2023	2022
Vertex	Cystic fibrosis franchise	36%	36%
AbbVie	Imbruvica	*	14%
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

Revenue from intangible royalty assets

Revenue from intangible royalty assets is derived from sales of Januvia, Janumet and other DPP-IV products by our licensees. Our royalties on Januvia and Janumet expired in the first quarter of 2022. Our royalties on other DPP-IV products have also substantially ended and we do not expect any material revenue from the other DPP-IV products in future periods.

Other royalty income

Other royalty income primarily includes income and milestones from financial royalty assets that have been fully amortized and income from synthetic royalties and milestones arising out of R&D funding arrangements. Occasionally, a royalty asset may be amortized on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial royalty asset remains. Similarly, we may continue to collect royalties on a fully amortized financial royalty asset beyond the estimated duration. In each scenario where a financial royalty asset has been fully amortized, income from such royalty is recognized as Other royalty income. Other royalty income also includes income from royalties that are recorded at fair value on our consolidated balance sheets.

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

As discussed above, income is accreted on our financial royalty assets using the effective interest method. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly in the income statement through the line item Provision for changes in expected cash flows from financial royalty assets. If, in a subsequent period, there is an increase in expected cash flows or if actual cash flows are greater than cash flows previously expected, we reverse the provision expense previously recorded in part or in full by recording a credit to the provision.

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

General and administrative expenses

General and administrative (“G&A”) expenses include primarily Operating and Personnel Payments (defined below), legal expenses, other expenses for professional services and share-based compensation. The expenses incurred in respect of Operating and Personnel Payments comprise the most significant component of G&A expenses on an ongoing basis.

Under the Management Agreement, we pay a quarterly operating and personnel payment to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from Royalty Investments (as defined in the Management Agreement), or Portfolio Receipts for such quarter, and 0.25% of the value of our security investments under GAAP as of the end of such quarter.

The operating and personnel payments for Old RPI, an obligation of the Legacy Investors Partnerships and for which the expense is reflected in G&A expenses, are calculated as the greater of $1 million per quarter and 0.3125% of royalties from Royalty Investments (as defined in the limited partnership agreements of the Legacy Investors Partnerships) during the previous twelve calendar months.

Equity in losses/(earnings) of equity method investees

Equity in losses/(earnings) of equity method investees primarily includes the results of our share of income or loss from the following non-consolidated affiliates:

1.Legacy SLP Interest. In connection with the Exchange Offer, we acquired an equity method investment from the Continuing Investors Partnerships in the form of a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) in exchange for issuing shares in our subsidiary. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and a performance income allocation on a similar basis. As the Legacy Investors Partnerships no longer participate in investment opportunities, the value of the Legacy SLP Interest is expected to decline over time.

2.The Avillion Entities. The Avillion Entities (as defined below) partner with global biopharmaceutical companies to perform R&D in exchange for success-based milestones or royalties if products are commercialized. Our investments in Avillion Financing I, LP (“Avillion I”) and BAv Financing II, LP (“Avillion II” and together with Avillion I, the “Avillion Entities”) are accounted for using the equity method.

Other income, net

Other income, net primarily includes the changes in fair market value of our equity securities, derivative instruments and available for sale debt securities, including related forwards and funding commitments, and interest income.

Net income attributable to non-controlling interests

The net income attributable to non-controlling interests includes income attributable to the legacy non-controlling interests and the continuing non-controlling interests. Following our acquisition of the remaining non-controlling interest in RPCT held by RPSFT in December 2023 and as the Legacy Investors Partnerships no longer participate in investment opportunities, the related net income attributable to the legacy non-controlling interests is expected to decline over time as the assets held by Old RPI and RPI ICAV mature.

Net income attributable to the continuing non-controlling interests includes RP Holdings Class B Interests indirectly held by the Continuing Investors Partnerships and will include net income attributable to the RP Holdings Class C Special Interest held by EPA Holdings once certain performance conditions have been met. Future net income attributable to the non-controlling interest related to RP Holdings Class B Interests indirectly held by the Continuing Investors Partnerships will decline over time if the investors who indirectly own RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

Net income attributable to non-controlling interests above can fluctuate significantly from period to period, primarily driven by volatility in the income statement activity of the respective underlying entity as a result of the non-cash charges associated with applying the effective interest accounting methodology to our financial royalty assets as described in the section titled “Understanding Our Financial Reporting.”

Results of Operations

In this section, we discuss the results of our operations for 2023 compared to 2022. For a discussion of 2022 compared to 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The comparison of our historical results of operations for 2023 and 2022 is as follows (in thousands):

	Years Ended December 31,		Change
	2023	2022	$	%
Income and other revenues
Income from financial royalty assets	$2,197,754	$2,125,096	$72,658	3.4%
Revenue from intangible royalty assets	835	37,484	(36,649)	(97.8)%
Other royalty income	155,965	74,635	81,330	109.0%
Total income and other revenues	2,354,554	2,237,215	117,339	5.2%
Operating expenses
Provision for changes in expected cash flows from financial royalty assets	560,656	904,244	(343,588)	(38.0)%
Research and development funding expense	52,000	177,106	(125,106)	(70.6)%
Amortization of intangible assets	—	5,670	(5,670)	(100.0)%
General and administrative expenses	249,748	227,303	22,445	9.9%
Financial royalty asset impairment	—	615,827	(615,827)	(100.0)%
Total operating expenses, net	862,404	1,930,150	(1,067,746)	(55.3)%
Operating income	1,492,150	307,065	1,185,085	385.9%
Other (income)/expense
Equity in (earnings)/losses of equity method investees	(28,882)	8,973	(37,855)	*
Interest expense	187,187	187,961	(774)	(0.4)%
Other income, net	(366,243)	(119,933)	(246,310)	205.4%
Total other (income)/expense, net	(207,938)	77,001	(284,939)	*
Consolidated net income	1,700,088	230,064	1,470,024	639.0%
Net income attributable to non-controlling interests	565,254	187,232	378,022	201.9%
Net income attributable to Royalty Pharma plc	$1,134,834	$42,832	$1,092,002	*
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products for 2023 and 2022 is as follows, in order of contribution to income in 2023 (in thousands):

	Years Ended December 31,		Change
	2023	2022	$	%
Cystic fibrosis franchise	$852,312	$808,947	$43,365	5.4%
Imbruvica	173,162	310,929	(137,767)	(44.3)%
Tysabri	167,536	207,164	(39,628)	(19.1)%
Zavzpret	153,649	—	153,649	n/a
Tremfya	149,716	109,796	39,920	36.4%
Trelegy	128,051	57,931	70,120	121.0%
Other products	573,328	630,329	(57,001)	(9.0)%
Total income from financial royalty assets	$2,197,754	$2,125,096	$72,658	3.4%

Income from financial royalty assets increased by $72.7 million, or 3.4%, in 2023 compared to 2022, primarily driven by the FDA approval of Pfizer’s Zavzpret in March 2023. This FDA approval resulted in our receipt of a $475.0 million milestone payment, of which we recognized $153.6 million as interest income in the first quarter of 2023. The difference between the milestone payment and interest income is attributable to the derecognition of the related financial royalty asset and the settlement of the related derivative instrument. Income from recently acquired assets, primarily Trelegy, also contributed to the increase, partially offset by a decline in sell-side equity research analysts’ consensus sales forecasts for Imbruvica.

Revenue from intangible royalty assets

Revenue from intangible royalty assets decreased by $36.6 million, or 97.8%, in 2023 compared to 2022, primarily driven by the maturity of our royalties on Januvia and Janumet in the first quarter of 2022.

Other royalty income

Other royalty income increased by $81.3 million, or 109.0%, in 2023 compared to 2022, primarily driven by a one-time $50.0 million receipt from Pfizer related to the oral formulation of zavegepant and income from fully amortized financial royalty assets, which were reflected as Income from financial royalty assets in 2022.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each year’s provision income or expense (in thousands) is as follows:

Royalty	2023	Royalty	2022
Tysabri	$222,285	Imbruvica	$423,832
Imbruvica	220,127	Tysabri	195,665
Tremfya	120,733	Tazverik	177,850
Promacta	(41,617)	Xtandi	63,524
Evrysdi	(46,077)	Evrysdi	46,077
Other	62,920	Other	191,094
Total provision, exclusive of provision for credit losses	538,371	Total provision, exclusive of provision for credit losses	1,098,042
Provision for current expected credit losses	22,285	Provision for current expected credit losses	(193,798)
Total provision	$560,656	Total provision	$904,244

In 2023, we recorded provision expense of $560.7 million, comprised of $538.4 million and $22.3 million in provision expense for changes in expected cash flows and provision expense for current expected credit losses, respectively. We recorded provision expense for changes in expected cash flows for Tysabri, Imbruvica and Tremfya primarily due to declines in sell-side equity research analysts’ consensus sales forecasts. The provision expense for credit losses was primarily driven by the additions of Skytrofa and Adstiladrin to our portfolio.

In 2022, we recorded provision expense of $904.2 million, comprised of $1,098.0 million and $193.8 million in provision expense for changes in expected cash flows and provision income for current expected credit losses, respectively. We recorded provision expense for changes in expected cash flows for Imbruvica, Tysabri and Tazverik primarily due to significant declines in sell-side equity research analysts’ consensus sales forecasts. The provision income for credit losses was primarily driven by a significant decrease in current expected credit losses related to Tazverik as a result of the decline in the financial asset value and changes in payors for certain products with stronger credit profiles, which was partially offset by the addition of Trelegy to our portfolio.

R&D funding expense

R&D funding expense decreased by $125.1 million, or 70.6%, in 2023 compared to 2022. In 2023, we recognized R&D funding expense of $50.0 million related to a clinical milestone payment that was triggered under the agreement with Cytokinetics, Incorporated (“Cytokinetics”). In 2022, we recognized upfront R&D funding expense of $175.0 million in exchange for royalties and milestones on development-stage products from Cytokinetics, Theravance Biopharma, Inc. and MSD International Business GmbH.

G&A expenses

G&A expenses increased by $22.4 million, or 9.9%, in 2023 compared to 2022, primarily driven by higher Operating and Personnel Payments following the year-over-year increase in Portfolio Receipts.

Financial royalty asset impairment

We did not recognize any financial royalty impairments in 2023. We recognized financial royalty asset impairments of $615.8 million in 2022, comprised of non-cash impairment charges of $273.6 million, $160.1 million and $182.1 million related to gantenerumab, otilimab and Gavreto, respectively. In November 2022, Roche stated that it would discontinue clinical trials of gantenerumab. In October 2022, GSK announced that it has decided not to progress with regulatory submissions for otilimab. Additionally, during the fourth quarter of 2022, we impaired our financial royalty asset related to Gavreto due to the uncertainty of Gavreto’s commercial outlook.

Equity in (earnings)/losses of equity method investees

Equity in earnings of equity method investees was $28.9 million in 2023 compared to equity in losses of equity method investees of $9.0 million in 2022, primarily driven by income allocation from the Avillion Entities of $24.6 million in 2023 as compared to a loss allocation of $12.0 million in 2022. The income allocation in 2023 from the Avillion Entities was primarily due to an $80.0 million payment the Avillion Entities received from AstraZeneca’s election to exercise an option to commercialize Airsupra in the United States.

Interest expense

Interest expense was relatively unchanged in 2023 as compared to 2022. In September 2023, we repaid $1.0 billion of senior unsecured notes. The weighted average coupon rate on our senior unsecured notes outstanding as of December 31, 2023 and 2022 was 2.48% and 2.24%, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of the debt financing instruments.

Other income, net

Other income, net of $366.2 million in 2023 was primarily comprised of $230.8 million of gains on available for sale debt securities, $87.1 million of gains on equity securities and $72.3 million of interest income earned on cash held in banks and money market funds. The gains on available for sale debt securities were primarily driven by the change in fair value of the funded amount of the Development Funding Bonds that were issued to us by MorphoSys.

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

Net income attributable to non-controlling interests

Net income attributable to the Legacy Investors Partnerships increased by $14.6 million in 2023 compared to 2022, primarily driven by higher net income attributable to Old RPI.

Net income attributable to the Continuing Investors Partnerships increased by $369.0 million in 2023 compared to 2022, primarily driven by non-cash impairment charges and higher provision expense recognized in 2022. This was partially offset by exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares, which resulted in a decline in the Continuing Investors Partnerships’ indirect ownership of RP Holdings.

Net income attributable to RPSFT decreased by $5.5 million in 2023 compared to 2022 as the assets held by RPCT mature.

Portfolio Overview

Our business model is different from that of traditional operating companies in the biopharmaceutical industry. Our operating performance is a function of our liquidity as our operations have historically been financed primarily with cash flows generated by our royalties. We use the cash generated by our existing royalties to fund investments in new royalties. We consider a variety of metrics in assessing the performance of our business. Portfolio Receipts is a key performance metric that represents our ability to generate cash from our portfolio investments, the primary source of capital that we can deploy to make new portfolio investments. Portfolio Receipts also enables management to better analyze our liquidity and long-term growth prospects by providing a more granular product-by-product presentation of the underlying cash generation of our royalty investments.

Portfolio Receipts is defined as the sum of royalty receipts and milestones and other contractual receipts. Royalty receipts include variable payments based on sales of products, net of contractual payments to the legacy non-controlling interests, that is attributed to us. Milestones and other contractual receipts include sales-based or regulatory milestones payments and other fixed contractual receipts, net of contractual payments to the legacy non-controlling interests, that is attributed to us. Portfolio Receipts does not include proceeds from equity securities or proceeds from purchases and sales of marketable securities, both of which are not central to our fundamental business strategy.

Portfolio Receipts is calculated as the sum of the following line items from our GAAP consolidated statements of cash flows: Cash collections from financial royalty assets, Cash collections from intangible royalty assets, Other royalty cash collections, Proceeds from available for sale debt securities and Distributions from equity method investees less Distributions to legacy non-controlling interests - Portfolio Receipts, which represent contractual distributions of royalty receipts, milestones and other contractual receipts to the Legacy Investors Partnerships and RPSFT.

Our portfolio consists of royalties on more than 35 marketed therapies and 14 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neuroscience, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including royalty receipts by product and milestones and other contractual receipts for 2023 and 2022 (in thousands).

			Years Ended December 31,		Change
Products	Marketer(s)	Therapeutic Area	2023	2022	$	%
Cystic fibrosis franchise (1)	Vertex	Rare disease	$771,201	$690,007	$81,194	11.8%
Tysabri	Biogen	Neuroscience	279,431	304,794	(25,363)	(8.3)%
Imbruvica	AbbVie, Johnson & Johnson	Cancer	210,289	257,729	(47,440)	(18.4)%
Trelegy	GSK	Respiratory	203,299	89,915	113,384	126.1%
Promacta	Novartis	Hematology	161,163	149,707	11,456	7.7%
Xtandi	Pfizer, Astellas	Cancer	146,418	153,884	(7,466)	(4.9)%
Tremfya	Johnson & Johnson	Immunology	116,387	97,307	19,080	19.6%
Evrysdi	Roche	Rare disease	66,072	40,645	25,427	62.6%
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	65,778	55,426	10,352	18.7%
Spinraza	Biogen	Rare disease	44,628	—	44,628	n/a
Trodelvy	Gilead	Cancer	33,149	20,448	12,701	62.1%
Orladeyo	BioCryst	Rare disease	29,337	21,801	7,536	34.6%
Erleada	Johnson & Johnson	Cancer	27,377	17,620	9,757	55.4%
Nurtec ODT/Zavzpret	Pfizer	Neuroscience	18,376	14,984	3,392	22.6%
Other products (2)			276,511	354,898	(78,387)	(22.1)%
Royalty receipts			$2,449,416	$2,269,165	$180,251	7.9%
Milestones and other contractual receipts			599,297	520,128	79,169	15.2%
Portfolio Receipts			$3,048,713	$2,789,293	$259,420	9.3%
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Other products primarily include royalty receipts on the following products: Cimzia, Crysvita, Emgality, Entyvio, Farxiga/Onglyza, IDHIFA, Januvia, Janumet, Other DPP-IVs, Lexiscan, Mircera, Nesina, Prevymis, Soliqua and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees on the Statements of Cash Flows.

Analysis of Portfolio Receipts

Below we discuss the key drivers of Portfolio Receipts:

•Cystic fibrosis franchise – Royalty receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which are marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $81.2 million in 2023 compared to 2022. The increase was primarily driven by the continued strong uptake of Kaftrio outside the United States and the continued performance of Trikafta in the United States, including its uptake in younger age groups.

•Tysabri – Royalty receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $25.4 million in 2023 compared to 2022, primarily attributable to pricing pressure and competition.

•Imbruvica – Royalty receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $47.4 million in 2023 compared to 2022. The decrease was largely due to increased competition and the cumulative impact of a suppressed chronic lymphocytic leukemia market.

•Trelegy – Royalty receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $113.4 million in 2023, primarily driven by strong patient demand globally, the growth of the single inhaler triple therapy market and penetration of the class. We acquired the Trelegy royalty in the third quarter of 2022.

•Promacta – Royalty receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia (ITP) and aplastic anemia, increased by $11.5 million in 2023 compared to 2022. This growth was largely driven by increased use in chronic ITP and further uptake as first-line and/or second-line treatment for severe aplastic anemia.

•Xtandi – Royalty receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, decreased by $7.5 million in 2023 compared to 2022, primarily driven by underperformance in the United States and a true-up of royalties received in 2022. This was partially offset by sales performance in established and international markets.

•Tremfya – Royalty receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, increased by $19.1 million in 2023 compared to 2022, primarily due to market growth and continued market share gains, which were partially offset by unfavorable patient mix and rebates.

•Evrysdi – Royalty receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $25.4 million in 2023 compared to 2022, primarily due to strong growth globally, driven by switch and treatment naive patient starts in the United States and share gains in all major markets. We acquired incremental royalties on Evrysdi in the fourth quarter of 2023, which will benefit Portfolio Receipts beginning in the first quarter of 2024.

•Cabometyx/Cometriq – Royalty receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, increased by $10.4 million in 2023 compared to 2022. The increase was primarily due to the uptake of Cabometyx in combination with Opdivo as a first-line treatment for patients with advanced renal cell carcinoma.

•Spinraza – Royalty receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, were $44.6 million in 2023, primarily driven by growth in the United States offset by a decline outside the United States. We acquired the Spinraza royalty in the first quarter of 2023.

•Trodelvy – Royalty receipts from Trodelvy, which is marketed by Gilead for the treatment of adult patients with metastatic triple-negative breast cancer and pre-treated hormone receptor (HR)-positive, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer, increased by $12.7 million in 2023 compared to 2022, primarily driven by growing adoption in metastatic triple-negative breast cancer in the United States and Europe and pretreated HR+/HER2- metastatic breast cancer in the United States.

•Orladeyo – Royalty receipts from Orladeyo, which is marketed by BioCryst for the treatment of hereditary angioedema, increased by $7.5 million in 2023 compared to 2022, primarily driven by patient growth in the United States and higher sales outside of the United States.

•Erleada – Royalty receipts from Erleada, which is marketed by Johnson & Johnson for the treatment of patients with prostate cancer, increased by $9.8 million in 2023 compared to 2022, primarily driven by market share gains, market growth and increased penetration from new launches for Erleada. We acquired incremental royalties on Erleada in the second quarter of 2023.

•Nurtec ODT/Zavzpret – Royalty receipts from Nurtec ODT, which is marketed by Pfizer for the acute treatment of migraine, increased by $3.4 million in 2023 compared to 2022, primarily driven by demand growth partially offset by higher rebates.

•Other products – Royalty receipts from other products decreased by $78.4 million in 2023 compared to 2022, driven by a decline in royalty receipts from maturing royalties, primarily Januvia, Janumet and other DPP-IVs, and from Lexiscan due to generic competition.

•Milestones and other contractual receipts increased by $79.2 million in 2023 compared to 2022.

Milestones and other contractual receipts of $599.3 million in 2023 was primarily comprised of a $475.0 million milestone payment received following the FDA’s approval of Zavzpret in March 2023, a one-time $50.0 million payment from Pfizer related to the oral formulation of zavegepant, a $33.0 million commercial milestone payment related to Soliqua and a $28.7 million payment from our joint venture investee, Avillion II, for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in the United States.

Milestones and other contractual receipts of $520.1 million in 2022 was primarily comprised of redemption payments of $51.5 million related to the Series A Biohaven Preferred Shares and the accelerated redemption payments of $457.6 million for all outstanding Series A and Series B Biohaven Preferred Shares following Pfizer’s acquisition of Biohaven in October 2022.

Key Developments and Upcoming Events Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Cystic fibrosis franchise. In April 2023, Vertex announced the FDA approved the expanded use of Trikafta to include children with cystic fibrosis ages two through five years.

In May 2023, Vertex announced the FDA approved Kalydeco for use in children with cystic fibrosis ages one month to less than four months old.

In July 2023, Vertex announced the European Commission approved the label extension of Orkambi for the treatment of children with cystic fibrosis ages one to less than two years old.

In November 2023, Vertex announced that the European Commission granted approval for the label expansion of Kaftrio in in a combination regimen with ivacaftor for the treatment of children with cystic fibrosis ages two through five years old.

In February 2024, Vertex announced positive Phase 3 results from its new triple combination therapy for the treatment of cystic fibrosis. Vertex plans to file for approval with global regulators for people with cystic fibrosis ages 6 years and older by mid-2024.

•Tysabri. In September 2023, Sandoz announced that the European Commission granted marketing authorization for biosimilar Tyruko for relapsing forms of multiple sclerosis. This follows FDA approval of biosimilar Tyruko in August 2023.

•Xtandi. In March 2023, Pfizer and Astellas announced positive topline results from the Phase 3 EMBARK trial evaluating Xtandi in men with non-metastatic hormone-sensitive prostate cancer (nmCSPC) with high-risk biochemical recurrence. The study met its primary endpoint with a statistically significant and clinically meaningful improvement in metastasis-free survival for patients treated with Xtandi plus leuprolide versus placebo plus leuprolide. At the time of the analysis, a positive trend in the key secondary endpoint of overall survival was also observed, but these data were not yet mature. Patients in the trial will be followed for a subsequent final overall survival analysis.

In June 2023, Pfizer announced the FDA approved Talzenna in combination with Xtandi for the treatment of adult patients with homologous recombination repair gene-mutated metastatic castration-resistant prostate cancer.

In November 2023, Astellas and Pfizer announced that the companies received an approval by the U.S. FDA of a supplemental NDA for Xtandi for the treatment of patients with nmCSPC with biochemical recurrence at high risk for metastasis.

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

In January 2024, Gilead announced that the Phase 3 EVOKE-01 study evaluating Trodelvy compared to docetaxel did not meet its primary endpoint of overall survival in patients with previously treated metastatic non-small cell lung cancer.

•Zavzpret. In March 2023, Pfizer announced that the FDA approved Zavzpret (zavegepant), a calcitonin gene-related peptide receptor antagonist nasal spray for the acute treatment of migraine with or without aura in adults. Zavzpret is anticipated to be available in July 2023. Following approval of Zavzpret, we received a $475 million milestone payment from Pfizer in the first quarter of 2023.

•Airsupra. In January 2023, AstraZeneca announced the U.S. approval of Airsupra for the as-needed treatment or prevention of bronchoconstriction and to reduce the risk of exacerbations in people with asthma aged 18 years and older. We invested in Airsupra through an approximate 44% ownership in Avillion II and its affiliated entities. Following U.S. approval, AstraZeneca notified Avillion II that it elected to pay a fee of $80 million to Avillion II to exercise the option to commercialize Airsupra in the United States. In March 2023, we received our pro rata portion of the exercise fee of $34.8 million.

•Prevymis. In June 2023, Merck announced the FDA approved a new indication for Prevymis for prophylaxis of cytomegalovirus disease in adult kidney transplant recipients at high risk following a priority review.

•Skytrofa. In December 2023, Ascendis Pharma announced positive topline results from foresiGHt, its Phase 3 trial to compare TransCon hGH with placebo and daily hGH in adults with growth hormone deficiency. Ascendis plans to submit a supplemental Biologics License Application to the FDA in 2024.

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

In September 2023, Cytokinetics announced the start of ACACIA-HCM, a Phase 3 clinical trial of aficamten in patients with symptomatic non-obstructive hypertrophic cardiomyopathy (nHCM). The initiation of ACACIA-HCM triggered our payment of a $50 million milestone to Cytokinetics in September 2023.

In December 2023, Cytokinetics announced positive topline results from SEQUOIA-HCM, the pivotal Phase 3 clinical trial of aficamten in patients with symptomatic obstructive hypertrophic cardiomyopathy. The full results will be presented at an upcoming medical conference.

•BCX10013. In January 2023, BioCryst announced that initial data from ongoing Phase 1 single ascending dose and multiple ascending dose trials in healthy volunteers showed rapid and sustained suppression of the alternative pathway of the complement system. BCX10013 was safe and generally well-tolerated at all doses studied to date. BioCryst plans to advance BCX10013 into patient studies, including in patients with paroxysmal nocturnal hemoglobinuria, to evaluate once-daily dosing.

•KarXT. In September 2023, Karuna Therapeutics announced the submission of its New Drug Application (NDA) to the FDA for KarXT for the treatment of schizophrenia.

In November 2023, Karuna announced that the FDA accepted its NDA for KarXT for the treatment of schizophrenia. The application has been granted a Prescription Drug User Fee Act date of September 26, 2024.

In December 2023, Bristol Myers Squibb announced it has agreed to acquire Karuna Therapeutics for $330 per share in cash, for a total equity value of $14.0 billion, or $12.7 billion net of estimated cash acquired. The transaction is expected to close in the first half of 2024.

•Pelabresib. In November 2023, MorphoSys announced positive topline results from the Phase 3 MANIFEST-2 study investigating pelabresib in combination with ruxolitinib compared with placebo plus ruxolitinib in JAK inhibitor-naive patients with myelofibrosis. MorphoSys intends to submit an NDA to the FDA and Marketing Authorization Application to the European Medicines Agency in the middle of 2024.

In February 2024, Novartis announced that it has entered into an agreement to make a voluntary public takeover offer to acquire MorphoSys at an offer price of €68.00 per share in cash, for a total equity value of €2.7 billion. The closing is expected to take place in the first half of 2024.

•Trontinemab. In October 2023, Roche presented interim results of a Phase 1b/2a study for trontinemab, a novel Brainshuttle Aβ antibody for the treatment of Alzheimer’s disease. This study demonstrated that trontinemab rapidly reduces amlyoid plaque reduction in patients with Alzheimer’s disease.

Investments Overview

Ongoing investment in new royalties is fundamental to the long-term prospects of our business. New investments provide a source of growth for our royalty receipts, supplementing growth within our existing portfolio and offsetting declines for royalties on products that have lost market exclusivity. We evaluate an array of royalty acquisition opportunities on a continuous basis and expect to continue to make acquisitions in the ordinary course of our business. We have established a strong track record of identifying, evaluating and investing in royalties tied to leading products across therapeutic areas and treatment modalities. We invest in approved products and development-stage product candidates that have generated robust proof of concept data. We invest in these therapies through the purchase of royalties, milestones and other contractual receipts by making hybrid investments and by acquiring businesses with significant existing royalty assets or the potential for the creation of such assets.

In 2023, we invested $2.2 billion in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Included below are tables of investment activities over each of the last five years (in thousands). Announced transactions amounts reflect maximum transaction value for transactions entered into over each of the periods presented. Capital Deployment represents the total outflows that will drive future Portfolio Receipts and reflects cash paid at the acquisition date and any subsequent associated milestone investments reflected in the period in which cash was paid. Capital Deployment in approved/marketed royalties versus development-stage royalties is based upon the approval status of the therapy at the time of our upfront investment.

	Average	2023	2022	2021	2020	2019
Announced Transactions
Upfront payments	$2,011,200	$2,109,000	$1,963,000	$2,161,000	$2,069,000	$1,754,000
Potential payments/milestones	933,600	1,850,000	1,443,000	705,000	375,000	295,000
Total announced transaction value	$2,944,800	$3,959,000	$3,406,000	$2,866,000	$2,444,000	$2,049,000

Capital Deployment
Approved/marketed royalties	$1,746,738	$1,875,232	$1,920,958	$1,684,769	$1,404,222	$1,848,509
Development-stage royalties (1)	568,286	316,689	507,399	823,374	835,986	357,981
Total Capital Deployment (2)	$2,315,024	$2,191,921	$2,428,357	$2,508,143	$2,240,208	$2,206,490
(1)Development-stage royalties include: direct R&D funding arrangements and funding arrangements executed through our joint venture partnership with the Avillion Entities, investments in development-stage product candidates and investments in debt securities primarily made in connection with acquisitions of royalties on development-stage products from the seller.
(2)Capital Deployment is calculated as the summation of the following line items from our GAAP consolidated statements of cash flows: Investments in equity method investees, Purchases of available for sale debt securities, Acquisitions of financial royalty assets, Acquisitions of other financial assets, Milestone payments, Development-stage funding payments - ongoing, Development-stage funding payments - upfront and milestone less Contributions from legacy non-controlling interests - R&D.

Summary of Royalty Acquisition Activities

•In January 2024, we acquired a royalty interest in ecopipam for an upfront payment of $49 million and up to $44 million in milestone payments contingent on the achievement of certain regulatory milestones. Ecopipam is in Phase 3 development by Emalex Biosciences for the treatment of Tourette Syndrome.

•In November 2023, we acquired a royalty interest in long-acting injectable olanzapine (TEV-’749) from Teva Pharmaceuticals International GmbH, a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”) for up to $125 million to support the development of TEV-’749, a Phase 3 development-staged product for the treatment of schizophrenia.

•In October 2023, we acquired additional royalties on Roche’s Evrysdi, an approved product for the treatment of spinal muscular atrophy, from PTC Therapeutics, Inc. (“PTC”) for an upfront payment of $1 billion. Until December 31, 2025, PTC has an option to sell its remaining royalties for $500 million less royalties received in respect of its retained royalties in five equal tranches. If PTC exercises its options for fewer than three tranches, we have an option to acquire half of PTC’s remaining royalties as of the date of our transaction for $250 million less royalties received in respect of its retained royalties until March 31, 2026.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For 2023 and 2022, we generated $3.0 billion and $2.1 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. In September 2023, we repaid $1.0 billion of our senior unsecured notes upon maturity. As of December 31, 2023, the par value of our total outstanding senior unsecured notes was $6.3 billion. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility. A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 10–Borrowings within the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We have historically funded our investments through operating cash flows, equity contributions and debt. Our low operating costs coupled with a lack of capital expenditures and low taxes have contributed to our strong financial profile, resulting in high operating leverage and high cash flow conversion. We expect to continue funding our current and planned operating costs (excluding acquisitions) principally through our cash flow from operations and investments through cash flow and issuances of equity and debt. We have supplemented our available cash and cash equivalents on hand with attractive debt capital to fund certain strategic acquisitions.

Our ability to satisfy our working capital needs, debt service and other obligations, and to comply with the financial covenants under our financing agreements depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control.

Cash Flows

The following table and analysis of cash flow changes present a summary of our cash flow activities for 2023 compared to 2022 (in thousands). For a discussion of cash flow activities for 2022 compared to 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

	Years Ended December 31,
	2023	2022	Change
Cash provided by (used in):
Operating activities	$2,987,802	$2,143,980	$843,822
Investing activities	(2,072,789)	(1,029,421)	(1,043,368)
Financing activities	(2,148,754)	(944,856)	(1,203,898)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities increased by $843.8 million in 2023 compared to 2022, primarily driven by an increase in cash collections from financial royalty assets of $694.2 million, including a $475.0 million milestone related to Zavzpret, and lower development-stage funding payments in 2023. The increase was partially offset by lower cash collections from intangible assets of $71.6 million, as our royalty receipts on Januvia, Janumet and other DPP-IVs substantially ended in the second quarter of 2022.

Investing Activities

Cash used in investing activities increased by $1.0 billion in 2023 compared to 2022, primarily driven by a $373.9 million increase in cash used for acquisitions of financial royalty assets and lower net cash provided by proceeds from marketable securities of $533.1 million.

Financing Activities

Cash used in financing activities increased by $1.2 billion in 2023 compared to 2022, primarily driven by $1.0 billion in debt repayments and $304.8 million in repurchases of our Class A ordinary shares. The increase was partially offset by lower distributions of Portfolio Receipts to legacy non-controlling interests as royalties jointly owned by the Legacy Investors Partnerships and RPSFT are maturing.

Sources of Capital

As of December 31, 2023, our cash and cash equivalents totaled $477.0 million. We did not hold any marketable securities as of December 31, 2023. As of December 31, 2022, our cash and cash equivalents and marketable securities totaled $1.7 billion and $24.4 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, sales of marketable securities, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings as of December 31, 2023 and 2022 consisted of the following (in thousands):

	Date of Issuance	Maturity	As of December 31, 2023	As of December 31, 2022
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$—	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Total senior unsecured debt			6,300,000	7,300,000
Unamortized debt discount and issuance costs			(164,715)	(183,678)
Total long-term debt, including current portion			6,135,285	7,116,322
Less: Current portion of long-term debt			—	(997,512)
Total long-term debt			$6,135,285	$6,118,810

Senior Unsecured Notes

On July 26, 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) with a weighted average coupon rate of 2.80%. On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes”) with a weighted average coupon rate of 2.13%. We refer to the 2020 Notes and 2021 Notes, collectively, as the “Notes.” The Notes require semi-annual interest payments. Indentures governing the Notes contain certain covenants with which we were in compliance as of December 31, 2023.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024, we entered into Amendment No. 4 to the Credit Agreement to make certain technical modifications. As of December 31, 2023, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement, (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement and (iii) a consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement.

We were in compliance with the financial covenants as of December 31, 2023.

Adjusted EBITDA and Portfolio Cash Flow are non-GAAP liquidity measures that are key components of certain material covenants contained within the Credit Agreement. Noncompliance with the financial covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. If we cannot satisfy these financial covenants, we would be prohibited under our Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets.

The table below presents Adjusted EBITDA and Portfolio Cash Flow for 2023 and 2022, each as calculated according to their respective definition in our Credit Agreement (in thousands):

	Years Ended December 31,
	2023	2022
Portfolio Receipts	$3,048,713	$2,789,293
Payments for operating and professional costs	(243,012)	(222,969)
Adjusted EBITDA (non-GAAP)	$2,805,701	$2,566,324
Interest paid, net	(97,564)	(145,157)
Portfolio Cash Flow (non-GAAP)	$2,708,137	$2,421,167

Adjusted EBITDA and Portfolio Cash Flow are non-GAAP liquidity measures that exclude the impact of certain items and therefore have not been calculated in accordance with GAAP. We caution readers that amounts presented in accordance with our definitions of Adjusted EBITDA and Portfolio Cash Flow may not be the same as similar measures used by other companies or analysts. A reconciliation of Adjusted EBITDA and Portfolio Cash Flow to Net cash provided by operating activities, the closest GAAP measure, is presented below (in thousands):

	Years Ended December 31,
	2023	2022
Net cash provided by operating activities (GAAP)	$2,987,802	$2,143,980
Adjustments:
Proceeds from available for sale debt securities (1), (2)	1,440	542,044
Distributions from equity method investees (2)	43,882	—
Interest paid, net (2)	97,564	145,157
Development-stage funding payments - ongoing	2,000	2,106
Development-stage funding payments - upfront and milestone	50,000	175,000
Distributions to legacy non-controlling interests - Portfolio Receipts (2)	(376,987)	(441,963)
Adjusted EBITDA (non-GAAP)	$2,805,701	$2,566,324
Interest paid, net (2)	(97,564)	(145,157)
Portfolio Cash Flow (non-GAAP)	$2,708,137	$2,421,167

(1)In the fourth quarter of 2023, we began receiving quarterly payments on the return of the first tranche of the Cytokinetics Commercial Launch Funding (presented as Proceeds from available for sale debt securities on the statement of cash flows). In 2022, amount relates to the quarterly redemptions of the Series A Biohaven Preferred Shares and the accelerated redemption payments of all outstanding Series A and Series B Preferred Shares following Pfizer’s acquisition of Biohaven in October 2022 (presented as Proceeds from available for sale debt securities on the statement of cash flows).
(2)The table below shows the line item for each adjustment and the direct location for such line item on the statements of cash flows.

Reconciling Adjustment	Statements of Cash Flows Classification
Interest paid, net	Operating activities (Interest paid less Interest received)
Distributions from equity method investees	Investing activities
Proceeds from available for sale debt securities	Investing activities
Distributions to legacy non-controlling interests - Portfolio Receipts	Financing activities

Uses of Capital

Acquisitions of Royalties

We acquire product royalties in ways that can be tailored to the needs of our partners through a variety of structures:

•Third-party Royalties – Existing royalties on approved or late-stage development therapies with high commercial potential. A royalty is the contractual right to a percentage of top-line sales from a licensee’s use of a product, technology or intellectual property. The majority of our current portfolio consists of third-party royalties..

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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $358.3 million and $333.3 million in 2023 and 2022, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027. Share repurchases may be made in the open market or in privately negotiated transactions. In 2023, we repurchased 9,846 thousand shares at a cost of approximately $304.8 million.

Other Funding Arrangements

In January 2022, we entered into a long-term funding agreement, which was amended later in the same year, with Cytokinetics. We agreed to provide funding of up to $300 million (“Cytokinetics Commercial Launch Funding”) in five tranches. The initial tranche of $50 million was funded upon closing. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). Because the regulatory milestones for the second and third tranches were not met, $75 million of the optional funding is no longer available. As of December 31, 2023, $125 million of the optional $200 million remains available under the Cytokinetics Funding Commitments and Cytokinetics is required to draw $50 million if a certain contingency is met.

In November 2023, we entered into a funding agreement with Teva to provide up to $100 million to fund the ongoing development of olanzapine LAI (TEV-’749). We have an option with Teva upon mutual agreement to increase the total funding amount to $125 million. Funding is expected to begin in the first quarter of 2024.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which approximates $27.3 million as of December 31, 2023.

We also have certain milestone payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In 2023, we paid a $12.4 million sales-based milestone related to Erleada and a $50.0 million milestone payment to Cytokinetics which was triggered following the initiation of the first pivotal clinical trial in nHCM. In 2022, we made a $50 million milestone payment to Cytokinetics which was triggered following the initiation of the first pivotal clinical trial in oHCM.

Debt Service

In September 2023, we repaid $1.0 billion of senior unsecured notes upon maturity. As of December 31, 2023, the future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
2024	$—	$156,350
2025	1,000,000	156,350
2026	—	144,350
2027	1,000,000	144,350
2028	—	126,850
Thereafter	4,300,000	1,799,050
Total (1)	$6,300,000	$2,527,300
(1)Excludes unamortized debt discount and issuance costs of $164.7 million as of December 31, 2023, which are amortized through interest expense over the remaining life of the underlying debt obligations.

Operating and Personnel Payments

Under the Management Agreement, we pay quarterly Operating and Personnel Payments equal to 6.5% of the cash receipts from Royalty Investments, or Portfolio Receipts, for such quarter and 0.25% of our security investments under GAAP as of the end of each quarter. Because the Operating and Personnel Payments are determined based on Portfolio Receipts, the amounts are variable. The payment for our Operating and Personnel Payment is the most significant component of Payments for operating and professional costs presented on the statements of cash flows. Additionally, the expenses incurred in respect of Operating and Personnel Payments are expected to comprise the most significant component of G&A expenses on an ongoing basis.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of December 31, 2023, the par value and carrying value of the total outstanding and guaranteed Notes was $6.3 billion and $6.1 billion, respectively.

The following financial information presents summarized combined balance sheet information as of December 31, 2023, and summarized combined statement of operations information for 2023 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts as of or for the year ended December 31, 2023 (in thousands):

Summarized Combined Balance Sheet
As of December 31, 2023
Current assets	$42,474
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	13,086
Non-current assets	4,107
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	1,921,576
Current liabilities	53,390
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	13,086
Non-current liabilities	6,134,383
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,550,204

Summarized Combined Statement of Operations
Year Ended December 31, 2023
Interest income on intercompany notes receivable from Non-Guarantor Subsidiaries	$85,263
Other income	7,542
Operating expenses	207,790
Interest expense on intercompany notes payable with Non-Guarantor Subsidiaries	45,852
Net loss	160,837

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

We evaluate financial royalty assets for impairment on an individual basis by comparing the effective interest rate at each reporting date to that of the prior period. If the effective interest rate for the current period is lower than the prior period and if the gross cash flows have declined (expected and collected), management records a provision for the change in expected cash flows. The provision is measured as the difference between the financial royalty asset’s amortized cost basis and the net present value of the expected future cash flows, calculated based on the prior period’s effective interest rate. The amount recognized as provision expense increases the financial royalty asset’s cumulative allowance, which reduces the net carrying value of the financial royalty asset.

Factors Impacting Expected Future Cash Flows

The amounts and timing of forecasted expected future cash flows are largely influenced by sell-side equity research analyst coverage, commercial performance of the product and the royalty duration.

•Analyst coverage. Forecasts of expected future cash flows are developed from sales projections of the underlying biopharmaceutical products as published in sell-side equity research analyst reports. In projecting future cash flows, our policy is to rely on sell-side research analysts’ consensus sales forecasts to derive annual sales projections for each financial royalty asset over the periods for which we are entitled to royalties or milestones. These forecasts are based on market research that analyzes factors such as growth in global economies, industry trends and product life cycles. We generally utilize statistical curves to project future sales for a portion of the royalty duration when sell-side equity research coverage ends or when estimates are not available for the duration of the royalty. The statistical curves are modelled from a combination of historical trends and available sell-side equity research analyst consensus sales estimates. Based on the level of detail in sell-side equity research analyst models, management can also be required to apply assumptions to the sales forecasts to estimate the quarterly and geographical allocation from annual sales projections and, for franchised products, to estimate the product mix and pricing mix, or to exclude from projections sales forecasts for unapproved products. Our contractual royalty terms, rates, and any milestones are then applied to the adjusted sales projections to calculate the expected royalty or milestone payments over the term of the financial royalty asset’s life, forming the basis for our forecast of expected future cash flows used to calculate and measure interest income.

•Commercial performance. The approval of a product for use in new indications can extend the date through which we are entitled to royalties or milestones on that product. For certain financial royalty assets, such as the cystic fibrosis franchise, we are entitled to royalties on approved combination products and may be entitled to royalties on future combination products, which, once approved, create new cash flow streams which were not initially contemplated and for which sales were previously not reflected in expected future cash flows. We generally do not recognize income from, or forecast sales for, unapproved products. If a product is removed from all or a portion of a market, subsequent sell-side equity research analysts’ consensus sales forecasts will reflect the expected drop in sales. Both the new cash flow streams and the cessation of cash flow streams related to a product’s performance in the market over the royalty term can materially affect our forecast of expected future cash flows.

•Royalty duration. The duration of a royalty can be based on a variety of factors, such as regulatory and marketing approval dates, patent expiration dates, the number of years from first commercial sale, the first date of manufacture of the patent-protected product, the entry of generics or a contractual date arising from litigation, which are all impacted by the point in time in the product’s life cycle at which we acquire the royalty. Royalty durations vary by geography as the United States, European Union and other jurisdictions may be subject to different country-specific patent protection terms or exclusivity based on contractual terms. Products may be covered by a number of patents and, for products whose royalty term is linked to the existence of valid patents, management is required to make judgments about the patent providing the strongest protection to align the period over which management forecasts expected future cash flows to the royalty term. It is common for the latest expiring patent in effect at the date we acquire a financial royalty asset to be extended, adjusted or replaced with newer dated patents subsequent to our acquisition of a royalty due to new information, resulting in changes to the royalty duration in later periods. Patents may expire earlier than expected at the time of the acquisition due to the loss of patent protection, loss of data exclusivity on intellectual property, contractual licensing terms limiting royalty payments based on time from product launch, due to recent legal developments or litigation. Macroeconomic factors, such as changes in economies or the competitive landscape, including the unexpected loss of exclusivity to the products underlying our portfolio of royalties, changes in government legislation, product life cycles, industry consolidations and other changes beyond our control could result in a positive or negative impact on our forecast of expected future cash flows.

Significant Assumptions Applied in Developing Forecasted Expected Future Cash Flows

As part of the preparation of the forecasted expected future cash flows, which relies on the sources and variables discussed above, management is required to make assumptions around the following forecast inputs: (1) estimates of the duration of the royalty, which includes consideration of the strength of patent protection and anticipated entry of generics, (2) product growth rates and sales trends in outer years, generally projected through statistical curves, (3) the product and pricing mix for franchised products, (4) the geographical allocation of annual sales data from sell-side equity research analysts’ models, and (5) the portion of sales that are subject to royalty which is referred to as royalty bearing sales. The most significant assumptions used in forecasting the expected future cash flows for our royalties and requiring management’s judgement include (1) estimates of the duration of the royalty and (2) sales trends and product growth rates in outer years of the royalty term, which are primarily derived from statistical models.

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

Even though we believe interest income from financial royalty assets and the associated non-cash provision for changes in future cash flows are not indicative of our near-term financial performance and should not be used as a source for predicting future income or growth trends, changes in the aforementioned assumptions could result in a material impact to our financial statements. A shortened royalty term can result in a reduction in interest income, significant reductions in total royalty payments over time compared to expectations or a permanent impairment. If the effective interest rate is lower for the current period than the prior period and if the gross cash flows have declined (expected and collected), this would result in the immediate recognition of non-cash provision expense even though the applicable cash inflows will not be realized for many years into the future. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future.

Below is a summary of the sensitivity of our current year results in relation to the royalty duration for our top three financial royalty assets for which we did not increase our investment during 2023 based on net carrying value as of December 31, 2023. Because these are long-dated financial royalty assets, we have assumed a change of two years in the estimated duration to sensitize the financial statement impact. The effect of a change in estimated duration is the factor that would have the most significant impact on our consolidated statement of operations. There have not been any significant changes to the estimated duration of expected future cash flows for our top three financial royalty assets during 2023, 2022 and 2021.

If the duration of these financial royalty assets were extended two years by assuming the statistically projected growth trends continue and all other royalty terms and assumptions remain unchanged, any impact to interest income would be recognized prospectively over the remaining expected life of the financial asset. As there would be no current impact to interest income, the sensitivity is not disclosed below. However, an extended duration for a financial royalty asset could result in the reduction of any existing cumulative allowance for changes in expected future cash flows, which would be recognized in the current period as provision income and is reflected in the table below for these top three financial royalty assets. If the duration for these financial royalty assets were reduced by two years by eliminating the corresponding forecasted expected future cash flows in that two year period while keeping all other royalty terms and assumptions unchanged, we would recognize immediate incremental provision expense in the current period as a result of applying the prospective method of the effective interest rate methodology. The extension and reduction in royalty terms are modelled in isolation for purposes of the sensitivity disclosures below and do not include any consideration of the related allowance for current expected credit losses. The measurement of interest income from our financial royalty assets is recalculated each reporting period, which requires updates to various inputs and assumptions, including estimated royalty duration. Therefore, any actual impact to recognition of provision income or expense would be different than the sensitivity disclosure below. The impact of these sensitivity assumptions is summarized as follows (in thousands):

			Year Ended December 31, 2023		Year Ended December 31, 2023
	Estimated Royalty Duration (1)	Change in Duration Assumption Applied	Provision Income for Changes in Expected Cash Flows	Change in Duration Assumption Applied	Provision Expense for Changes in Expected Cash Flows
Cystic fibrosis franchise	2037 (2)	+ 2 years	$(2,539)	- 2 years	$295,974
Trelegy	2029-2030	+ 2 years	(4)	- 2 years	$269,333
Tysabri	(3)	+ 2 years	$(60,312)	- 2 years	$97,797
(1)Durations shown represent our estimates as of the current reporting date of when a royalty will substantially end, which may vary by geography and may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of regulatory exclusivity and patent expiration dates (which may include estimated patent term extensions) or other factors. There can be no assurances that our royalties will expire when expected.
(2)Royalty is perpetual; year shown represents Trikafta’s expected patent expiration and potential sales decline based on timing of potential generic entry.
(3)RPIFT acquired a perpetual royalty on net sales of Tysabri. We have applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed.
(4)No provision income resulted from the extended duration as there was no existing cumulative allowance for changes in expected future cash flows as of December 31, 2023.

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

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. As of December 31, 2023, we held cash and cash equivalents of $477.0 million, of which $319.6 million was cash and $157.4 million was invested in interest-bearing money market funds.

As of December 31, 2022, we had cash and cash equivalents of $1.7 billion, of which $1.7 billion was cash and $5.1 million was invested in interest-bearing money market funds. We also held $24.4 million in marketable securities which were invested in commercial paper and certificates of deposit.

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

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. As of December 31, 2023, 100% of our outstanding Notes have fixed interest rates. We have a $1.8 billion Revolving Credit Facility with a variable interest rate that had no outstanding borrowing balance as of December 31, 2023. We are subject to interest rate fluctuation exposure related to the Revolving Credit Facility for the amounts drawn.

Credit and Counterparty Risk

We are exposed to credit risk related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our financial instruments, primarily derivative and available for sale debt securities. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, Vertex, GSK, Roche, Johnson & Johnson, Biogen, AbbVie, Astellas, Pfizer, Novartis and Gilead. As of December 31, 2023 and 2022, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 32% and 31% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties. Refer to “Understanding Our Results of Operations” within this MD&A for a discussion of the royalty payors accounting for 10% or more of our total income and other revenues for 2023 and 2022.

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

Item 8.         Financial Statements and Supplementary Data

ROYALTY PHARMA PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Royalty Pharma plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royalty Pharma plc (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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
As disclosed in Note 6 to the consolidated financial statements, the Company’s total financial royalty assets, net, were carried at $14,827,093 thousand as of December 31, 2023. For the year ended December 31, 2023, the Company recognized income from financial royalty assets of $2,197,754 thousand. As explained in Note 2 to the consolidated financial statements, the Company’s financial royalty assets are measured at amortized cost using the prospective effective interest rate method.

Auditing the valuation of the financial royalty assets and related interest income involved complex auditor judgment, because the assumptions used by management to forecast the expected cash flows from the underlying royalties are forward-looking and are therefore affected by future economic and market conditions, such as the impact of the entry of competing or generic products to the market, among other uncertainties. The key assumptions used in the valuation of the financial royalty assets and related interest income are product growth rates applied to forecasted sales and the royalty duration.

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
February 15, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Royalty Pharma plc

Opinion on Internal Control Over Financial Reporting

We have audited Royalty Pharma plc’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royalty Pharma plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 15, 2024

ROYALTY PHARMA PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$477,010	$1,710,751
Marketable securities	—	24,421
Financial royalty assets	738,438	691,319
Accrued royalty receivable	14,242	16,830
Available for sale debt securities	18,300	1,300
Other royalty income receivable	22,405	19,767
Other current assets	3,798	90,520
Total current assets	1,274,193	2,554,908

Financial royalty assets, net	14,088,655	13,493,106
Equity securities	199,487	112,348
Available for sale debt securities	437,100	226,300
Equity method investments	375,894	397,175
Other assets	6,522	29,629
Total assets	$16,381,851	$16,813,466

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to legacy non-controlling interests	$83,155	$94,803
Accounts payable and accrued expenses	15,165	7,906
Interest payable	51,682	54,162
Current portion of long-term debt	—	997,512
Other current liabilities	11,375	12,400
Total current liabilities	161,377	1,166,783

Long-term debt	6,135,285	6,118,810
Other liabilities	900	2,500
Total liabilities	6,297,562	7,288,093
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2023–446,692 and 2022–443,166	45	44
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2023–150,743 and 2022–164,058	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2023–50 and 2022–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2023–384,640 and 2022–371,325	—	—
Additional paid-in capital	4,011,435	3,666,160
Retained earnings	2,517,583	1,964,689
Non-controlling interests	3,557,792	3,897,223
Treasury interests	(2,629)	(2,806)
Total shareholders’ equity	10,084,289	9,525,373

Total liabilities and shareholders’ equity	$16,381,851	$16,813,466

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Income and other revenues
Income from financial royalty assets	$2,197,754	$2,125,096	$2,065,083
Revenue from intangible royalty assets	835	37,484	171,248
Other royalty income	155,965	74,635	53,132
Total income and other revenues	2,354,554	2,237,215	2,289,463

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	560,656	904,244	452,842
Research and development funding expense	52,000	177,106	200,084
Amortization of intangible assets	—	5,670	22,996
General and administrative expenses	249,748	227,303	182,826
Financial royalty asset impairment	—	615,827	—
Total operating expenses, net	862,404	1,930,150	858,748

Operating income	1,492,150	307,065	1,430,715

Other (income)/expense
Equity in (earnings)/losses of equity method investees	(28,882)	8,973	19,490
Interest expense	187,187	187,961	166,142
Losses/(gains) on derivative financial instruments	2,290	(96,610)	21,532
(Gains)/losses on equity securities	(87,139)	33,442	48,066
(Gains)/losses on available for sale debt securities	(230,840)	6,815	(17,859)
Interest income	(72,291)	(78,335)	(53,535)
Other non-operating expense, net	21,737	14,755	5,678
Total other (income)/expense, net	(207,938)	77,001	189,514
Consolidated net income before tax	1,700,088	230,064	1,241,201
Income tax expense	—	—	—
Consolidated net income	1,700,088	230,064	1,241,201

Net income attributable to non-controlling interests	565,254	187,232	621,473

Net income attributable to Royalty Pharma plc	$1,134,834	$42,832	$619,728

Earnings per Class A ordinary share:
Basic	$2.54	$0.10	$1.49
Diluted	$2.53	$0.10	$1.49
Weighted average Class A ordinary shares outstanding:
Basic	447,601	437,963	414,794
Diluted	602,900	437,972	414,802

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Consolidated net income	$1,700,088	$230,064	$1,241,201
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	24,000	11,600
Reclassification of unrealized gains on available for sale debt securities	—	(53,432)	(50,896)
Other comprehensive loss:	$—	$(29,432)	$(39,296)
Comprehensive income	$1,700,088	$200,632	$1,201,905
Comprehensive income attributable to non-controlling interests	565,254	175,418	604,323
Comprehensive income attributable to Royalty Pharma plc	$1,134,834	$25,214	$597,582

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	388,135	$39	218,976	$—	50	$63	316,407	$—	$2,865,964	$1,920,635	$34,395	$5,077,036	$(2,317)	$9,895,815
Contributions	—	—	—	—	—	—	—	—	—	—	—	48,539	—	48,539
Distributions	—	—	—	—	—	—	—	—	—	—	—	(614,973)	—	(614,973)
Dividends ($0.68 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(285,184)	—	—	—	(285,184)
Other exchanges	44,763	4	(44,763)	—	—	—	44,763	—	639,126	—	4,242	(642,974)	(398)	—
Share-based compensation and related issuances of Class A ordinary shares	65	—	—	—	—	—	—	—	2,443	—	—	—	—	2,443
Net income	—	—	—	—	—	—	—	—	—	619,728	—	621,473	—	1,241,201
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	6,335	5,265	—	11,600
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(28,481)	(22,415)	—	(50,896)
Balance at December 31, 2021	432,963	$43	174,213	$—	50	$63	361,170	$—	$3,507,533	$2,255,179	$16,491	$4,471,951	$(2,715)	$10,248,545
Contributions	—	—	—	—	—	—	—	—	—	—	—	11,596	—	11,596
Distributions	—	—	—	—	—	—	—	—	—	—	—	(604,248)	—	(604,248)
Dividends ($0.76 per class A ordinary share)	—	—	—	—	—	—	—	—	—	(333,322)	—	—	—	(333,322)
Other exchanges	10,155	1	(10,155)	—	—	—	10,155	—	156,457	—	1,127	(157,494)	(91)	—
Share-based compensation and related issuances of Class A ordinary shares	48	—	—	—	—	—	—	—	2,170	—	—	—	—	2,170
Net income	—	—	—	—	—	—	—	—	—	42,832	—	187,232	—	230,064
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	14,262	9,738	—	24,000
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(31,880)	(21,552)	—	(53,432)
Balance at December 31, 2022	443,166	$44	164,058	$—	50	$63	371,325	$—	$3,666,160	$1,964,689	$—	$3,897,223	$(2,806)	$9,525,373
Contributions	—	—	—	—	—	—	—	—	—	—	—	11,855	—	11,855
Distributions	—	—	—	—	—	—	—	—	—	—	—	(487,721)	—	(487,721)
Dividends ($0.80 per class A ordinary share)	—	—	—	—	—	—	—	—	—	(358,327)	—	—	—	(358,327)
Other exchanges	13,315	2	(13,315)	—	—	—	13,315	—	428,629	—	—	(428,808)	177	—
Share-based compensation and related issuances of Class A ordinary shares	57	—	—	—	—	—	—	—	2,357	—	—	—	—	2,357
Repurchases of Class A ordinary shares	(9,846)	(1)	—	—	—	—	—	—	(85,711)	(219,047)	—	—	—	(304,759)
Net income	—	—	—	—	—	—	—	—	—	1,134,834	—	565,254	—	1,700,088
Purchase of non-controlling interest in RPCT	—	—	—	—	—	—	—	—	—	(4,566)	—	(11)	—	(4,577)
Balance at December 31, 2023	446,692	$45	150,743	$—	50	$63	384,640	$—	$4,011,435	$2,517,583	$—	$3,557,792	$(2,629)	$10,084,289
See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Cash collections from financial royalty assets	$3,201,410	$2,507,236	$2,315,854
Cash collections from intangible royalty assets	1,302	72,943	151,158
Other royalty cash collections	158,843	69,891	44,123
Distributions from equity method investees	18,823	39,142	34,384
Interest received	71,604	24,982	3,135
Derivative collateral received	—	—	34,660
Derivative collateral posted	—	—	(34,660)
Termination payments on derivative instruments	—	—	(16,093)
Development-stage funding payments - ongoing	(2,000)	(2,106)	(6,876)
Development-stage funding payments - upfront and milestone	(50,000)	(175,000)	(193,208)
Payments for operating and professional costs	(243,012)	(222,969)	(184,511)
Interest paid	(169,168)	(170,139)	(130,430)
Net cash provided by operating activities	2,987,802	2,143,980	2,017,536

Cash flows from investing activities:
Distributions from equity method investees	43,882	—	523
Investments in equity method investees	(12,542)	(9,896)	(34,855)
Purchases of equity securities	—	(87,785)	(135,134)
Proceeds from equity securities	—	211,158	115,957
Purchases of available for sale debt securities	—	(479,559)	(70,441)
Proceeds from available for sale debt securities	1,440	542,044	62,500
Purchases of marketable securities	—	(234,869)	(1,196,579)
Proceeds from sales and maturities of marketable securities	24,391	792,341	1,597,851
Acquisitions of financial royalty assets	(2,115,522)	(1,741,640)	(2,191,502)
Acquisitions of other financial assets	—	(21,215)	—
Milestone payments	(12,400)	—	(18,600)
Other	(2,038)	—	—
Net cash used in investing activities	(2,072,789)	(1,029,421)	(1,870,280)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(376,987)	(441,963)	(479,604)
Distributions to legacy non-controlling interests - other	—	(31,301)	(20,367)
Distributions to continuing non-controlling interests	(119,534)	(144,115)	(133,433)
Dividends to shareholders	(358,327)	(333,322)	(285,184)
Repurchases of Class A ordinary shares	(304,759)	—	—
Contributions from legacy non-controlling interests - R&D	543	1,059	7,339
Contributions from non-controlling interests - other	6,933	6,133	36,874
Cash acquired in connection with purchase of non-controlling interest	4,973	—	—
Proceeds from revolving credit facility	350,000	—	—
Repayment of revolving credit facility	(350,000)	—	—
Repayment of long-term debt	(1,000,000)	—	—
Proceeds from issuance of long-term debt, net of discount	—	—	1,272,533
Debt issuance costs and other	(1,596)	(1,347)	(13,046)
Net (cash used in)/provided by in financing activities	(2,148,754)	(944,856)	385,112

Net change in cash and cash equivalents	(1,233,741)	169,703	532,368
Cash and cash equivalents, beginning of period	1,710,751	1,541,048	1,008,680
Cash and cash equivalents, end of period	$477,010	$1,710,751	$1,541,048

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Purpose

Royalty Pharma plc is a public limited company that was incorporated under the laws of England and Wales to facilitate the initial public offering (“IPO”) of our Class A ordinary shares. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis.

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

RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management vehicle, and is the successor to Royalty Pharma Investments, an Irish unit trust (“Old RPI”). RP Holdings is owned by Royalty Pharma plc, and, indirectly, RPI US Partners 2019, LP, a Delaware limited partnership, and RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”). Prior to the Exchange Offer (defined below), Old RPI was owned by various partnerships (the “Legacy Investors Partnerships”).

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate the IPO. Through the Exchange Offer, investors which represented 82% of the aggregate limited partnership in the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in the Continuing Investors Partnerships. Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust. We are entitled to 82% of the economics of Old RPI’s wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”), and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). Prior to December 29, 2023, the remaining 34% of RPCT was owned by the Legacy Investors Partnerships and Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), which was wholly owned by Royalty Pharma Select, an Irish unit trust.

In 2022, we became an indirect owner of an 82% economic interest in Royalty Pharma Investments ICAV (“RPI ICAV”), which previously was owned directly by Old RPI.

In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT owned by RPSFT and as such RPSFT no longer holds a non-controlling interest in RPCT. Prior to December 2023, we reported non-controlling interest related to a de minimis interest in RPCT held by RPSFT (together with the Legacy Investors Partnership’s interest in Old RPI and RPI ICAV, the “legacy non-controlling interests”), which also existed prior to our IPO.

As of December 31, 2023, we report three non-controlling interests: (1) the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI and RPI ICAV, which existed prior to our IPO, and, following the consummation of our IPO, (2) the Continuing Investors Partnerships’ indirect ownership in RP Holdings through their indirect ownership of RP Holdings Class B Interests (the “continuing non-controlling interests”) and (3) RPI EPA Holdings, LP’s (“EPA Holdings”) ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). Income will not be allocated to EPA Holdings until certain performance conditions are met.

All intercompany transactions and balances have been eliminated in consolidation.

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, available for sale debt securities, financial royalty assets, derivatives and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents and marketable securities balances as of December 31, 2023 and 2022 were held with Bank of America, State Street, Scotiabank, Citibank, TD Bank, DNB Bank and U.S. Bank. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, GSK, Roche, Johnson & Johnson, Biogen, AbbVie, Astellas, Novartis, Pfizer and Gilead. As of December 31, 2023 and 2022, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 32% and 31% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant credit losses with respect to the collection of income or revenue on our royalty assets.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

Our chief operating decision maker is our Chief Executive Officer who reviews financial information presented on a consolidated basis to allocate resources, evaluate financial performance and make overall operating decisions. As such, we concluded that we operate as one single reportable segment, which is primarily focused on acquiring biopharmaceutical royalties.

Royalty Assets

An acquisition of a royalty asset provides the buyer with contractual rights to cash flows from the sale of patent-protected biopharmaceutical products by unrelated biopharmaceutical companies. The majority of our royalties provide us with rights that are protective and passive in nature. In other words, we do not own the intellectual property or have the right to commercialize the underlying products. These contractual cash flow rights have yield components that most closely resemble loans and are classified as financial royalty assets.

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

Financial Royalty Assets, Net

Although a financial royalty asset does not have the contractual terms typical of a loan (such as contractual principal and interest), we account for financial royalty assets under Accounting Standards Codification 310 (“ASC”), Receivables. Our financial royalty assets are classified similar to loans receivable and are measured at amortized cost using the prospective effective interest method described in ASC 835-30 Imputation of Interest.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•Analyst coverage. Forecasts of expected future cash flows are developed from sales projections of the underlying biopharmaceutical products as published in sell-side equity research analyst reports. In projecting future cash flows, our policy is to rely on sell-side research analysts’ consensus sales forecasts to derive annual sales projections for each financial royalty asset over the periods for which we are entitled to royalties or milestones. These forecasts are based on market research that analyzes factors such as growth in global economies, industry trends and product life cycles. We generally utilize statistical curves to project future sales for a portion of the royalty duration when sell-side equity research coverage ends or when estimates are not available for the duration of the royalty. The statistical curves are modelled from a combination of historical trends and available sell-side equity research analyst consensus sales estimates. Based on the level of detail in sell-side equity research analyst models, management can also be required to apply assumptions to the sales forecasts to estimate the quarterly and geographical allocation from annual sales projections and, for franchised products, to estimate the product mix and pricing mix, or to exclude from projections sales forecasts for unapproved products. Our contractual royalty terms, rates, and any milestones are then applied to the adjusted sales projections to calculate the expected royalty or milestone payments over the term of the financial royalty asset’s life, forming the basis for our forecast of expected future cash flows used to calculate and measure interest income.

•Commercial performance. The approval of a product for use in new indications can extend the date through which we are entitled to royalties or milestones on that product. For certain financial royalty assets, such as the cystic fibrosis franchise, we are entitled to royalties on approved combination products and may be entitled to royalties on future combination products, which, once approved, create new cash flow streams which were not initially contemplated and for which sales were previously not reflected in expected future cash flows. We generally do not recognize income from, or forecast sales for, unapproved products. If a product is removed from all or a portion of a market, subsequent sell-side equity research analysts’ consensus sales forecasts will reflect the expected drop in sales. Both the new cash flow streams and the cessation of cash flow streams related to a product’s performance in the market over the royalty term can materially affect our forecast of expected future cash flows, which directly impacts the measurement of interest income.

•Royalty duration. The duration of a royalty can be based on a variety of factors, such as regulatory and marketing approval dates, patent expiration dates, the number of years from first commercial sale, the first date of manufacture of the patent-protected product, the entry of generics or a contractual date arising from litigation, which are all impacted by the point in time in the product’s life cycle at which we acquire the royalty. Royalty durations vary by geography as the United States, European Union and other jurisdictions may be subject to different country-specific patent protection terms or exclusivity based on contractual terms. Products may be covered by a number of patents and, where a royalty term is linked to the existence of valid patents, management is required to make judgments about the patent providing the strongest protection to align the period over which management forecasts expected future cash flows to the royalty term. It is common for the latest expiring patent in effect at the date we acquire a financial royalty asset to be extended, adjusted or replaced with newer dated patents subsequent to our acquisition of a royalty due to new information, resulting in changes to the royalty duration in later periods. Patents may expire earlier than expected at the time of the acquisition due to the loss of patent protection, loss of data exclusivity on intellectual property, contractual licensing terms limiting royalty payments based on time from product launch, recent legal developments or litigation. Macroeconomic factors, such as changes in economies or the competitive landscape, including the unexpected loss of exclusivity to the products underlying our portfolio of royalties, changes in government legislation, product life cycles, industry consolidations and other changes beyond our control could result in a positive or negative impact on our forecast of expected future cash flows and the related measurement of interest income.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As part of the preparation of the forecasted expected future cash flows, which relies on the sources and variables discussed above, management is required to make assumptions around the following forecast inputs: (1) estimates of the duration of the royalty, which includes consideration of the strength of patent protection and anticipated timing for entry of generics, (2) product growth rates and sales trends in outer years, generally projected through statistical curves, (3) the product and pricing mix for franchised products, (4) the geographical allocation of annual sales data from sell-side equity research analysts’ models, and (5) the portion of sales that are subject to royalty which is referred to as royalty bearing sales. The most sensitive of these assumptions relates to management’s estimate of the royalty duration in the final years of an asset’s life. In some cases, patent protection may extend to a later period than the expiration date management has estimated. Management may apply a shorter royalty term in this situation if, based on its experience and expertise, management believes that it is more likely that the associated patents are subject to opposition or infringement, that the market for a particular product may shift based on pipeline approvals and products, or that product sales may be harmed by competition from generics. For products providing perpetual royalties, management applies judgment in establishing the duration over which it forecasts expected future cash flows.

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

Cumulative Allowance and Provision for Changes in Expected Cash Flows from Financial Royalty Assets

We evaluate financial royalty assets for impairment on an individual basis by comparing the effective interest rate at each reporting date to that of the prior period. If the effective interest rate is lower for the current period than the prior period, and if the gross cash flows have declined (expected and collected), we record provision expense for the change in expected cash flows. The provision is measured as the difference between the financial royalty asset’s amortized cost basis and the net present value of the expected future cash flows, calculated using the prior period’s effective interest rate. The amount recognized as provision expense increases the financial royalty asset’s cumulative allowance, which reduces the net carrying value of the financial royalty asset.

In a subsequent period, if there is an increase in expected future cash flows, or if actual cash flows are greater than cash flows previously expected, we reduce the previously established cumulative allowance in part or in full, resulting in a non-cash credit to the provision recorded through the Provision for changes in expected cash flows from financial royalty assets on the consolidated statements of operations. We also recalculate the amount of accretable yield to be received based on the revised remaining future cash flows. The adjustment to the accretable yield is treated as a change in estimate and is recognized prospectively over the remaining life of the financial royalty asset by adjusting the effective interest rate used to calculate income.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Current Expected Credit Losses

We recognize an allowance for current expected credit losses under ASC 326 – Financial Instruments – Credit Losses on our portfolio of financial royalty assets with limited protective rights. The credit loss allowance is estimated using the probability of default and loss given default method. The credit rating, which is primarily based on publicly available data and updated quarterly, is the primary credit quality indicator used to determine the probability of default of the marketers responsible for paying our royalties and the resulting loss given default. The allowance for current expected credit losses is presented net within the non-current portion of financial royalty assets on the consolidated balance sheets. Any subsequent provision for credit losses is recorded as part of the Provision for changes in expected future cash flows from financial royalty assets on the consolidated statements of operations.

Income from Financial Royalty Assets

We recognize income from financial royalty assets when there is a reasonable expectation about the timing and amount of cash flows expected to be collected. The accretable yield is recognized as income at the effective rate of return over the expected life of financial royalty assets. An acquisition of a royalty on a development-stage product classified as a financial royalty asset is generally placed in non-accrual status where income is not recognized until we are able to reliably estimate expected cash flows, generally when the product receives regulatory approval.

We evaluate such financial royalty assets held at cost for impairment based on, among other factors, a review of development progress and publicly available information around regulatory discussions, clinical trial results and approval status. An impairment loss is recognized if it is probable that we will be unable to recover the carrying value of the financial royalty asset held at cost and the amount of loss can be reasonably estimated.

When royalties are received for financial royalty assets that have been fully amortized, such income is recognized as Other royalty income.

Revenue from Intangible Royalty Assets

We earn royalties on sales by our licensees of Januvia and Janumet (“DPP-IV”) products covered under patents that we own. We do not have future performance obligations under these license arrangements. Royalty revenue from sales of DPP-IV products is recognized in the period the product is sold. Our royalties on Januvia and Janumet expired in the first quarter of 2022 and as such, we do not expect any material revenue from the other DPP-IV products in the future periods.

Milestones

Certain acquisition agreements provide for future incoming or outgoing contingent payments based on the commercial, regulatory or clinical performance of the related biopharmaceutical product generally over a multi-year period. For purposes of measuring income from financial royalty assets, commercial milestones payable or receivable are reflected in the forecasted expected future cash flows in the period in which the milestone criteria is projected to be satisfied based on sell-side equity research analysts’ consensus sales forecasts. Milestones based on regulatory approval or clinical criteria are generally not reflected in the expected future cash flows until such approval or criteria is achieved. We assess all milestone payments to determine whether we must account for these arrangements as derivatives instruments under ASC 815 – Derivatives and Hedging.

Amounts related to outgoing contingent milestone payments are not considered contractual obligations as they are contingent on the successful completion of the defined milestones. Payments under these agreements generally become due and payable upon achievement of certain commercial milestones, and when the contingency is resolved.

When milestones are received for financial royalty assets that have been fully amortized or where there is no underlying asset recognized on the consolidated balance sheets, such income is recognized as Other royalty income.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments and Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, equity securities, derivatives, available for sale debt securities, royalty interests and long-term debt. Cash and cash equivalents, marketable securities, equity securities, derivatives, available for sale debt securities and certain royalty interests are reported at their respective fair values on our consolidated balance sheets. Outstanding borrowings under our senior unsecured notes and non-current financial royalty assets are reported at their amortized costs on our consolidated balance sheets, for which fair values are disclosed. The remaining financial instruments are reported on our consolidated balance sheets at amounts that approximate fair values.

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

Equity Securities and Available for Sale Debt Securities

Our equity securities primarily consist of investments in publicly traded equity securities. The equity securities are measured and recorded at fair value with unrealized gains and losses recorded in earnings. Investments classified as available for sale debt securities are recorded at fair value. We may elect to apply the fair value option for available for sale debt securities when the fair value option better aligns with the economics of the investment. Upon such election, the entire investment is measured at fair value on a recurring basis, with movements in fair value recognized in earnings. For available for sale debt securities for which we did not elect the fair value option, the unrealized change in fair value is recorded within in Accumulated other comprehensive income and is reclassified to earnings as interest income is recognized when we can reliably estimate forecasted cash flows. A decline in the market value of any available for sale debt security below its cost that is deemed to have resulted from a credit loss results in a reduction in carrying amount to fair value and is recognized in earnings.

Derivatives

All derivatives are measured at fair value on the consolidated balance sheets with movements in fair value recognized in earnings.

Investment in Non-Consolidated Affiliates

Investments in entities that provide us with the ability to exercise significant influence, but not a controlling financial interest, and where we are not the primary beneficiary are accounted for under the equity method or as equity securities under the fair value option. Investments accounted for under the equity method are initially recorded at fair value. If there is a difference between the fair value and the carrying amount of the equity method investment at inception, we quantify the basis difference and amortize it in a rational manner over the life of the investment. Subsequently, we recognize through earnings our proportionate share of the investee’s net income or loss, net of any adjustment to reflect the amortization of basis differences. We generally record our share of the results of our investees one quarter in arrears within Equity in (earnings)/losses of equity method investees in the consolidated statements of operations. The investment is reflected as Equity method investments on the consolidated balance sheets.

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

Research and Development Funding Expense

We enter into transactions where we agree to fund a portion of the research and development (“R&D”) performed by our partners for products undergoing late-stage clinical trials in exchange for future royalties or milestones if the products are successfully developed and commercialized. In accordance with ASC 730 – Research and Development, we account for the funded amounts as R&D expense when we have the ability to obtain the results of the R&D, the transfer of financial risk is genuine and substantive and, at the time of entering into the transaction, it is not yet probable that the product will receive regulatory approval. If these conditions are not met, we may record the funded amounts as a financial royalty asset. We may fund R&D upfront or over time as the underlying products undergo clinical trials.

Royalties earned on successfully commercialized products generated from R&D arrangements are recognized as Other royalty income in the same period in which the sale of the product occurs. Fixed or milestone payments receivable based on the achievement of contractual criteria for products arising out of our R&D arrangements are also recognized as Other royalty income in the period that the milestone threshold is met. Milestone thresholds are typically not triggered until after all funding obligations have been completed.

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

We have funding arrangements in place where our counterparties have drawn on capital or are allowed to draw on capital over a prescribed period of time. Income from these funding arrangements are subject to U.S. taxation and we record a provision for U.S. income taxes in accordance with ASC 740 – Income Taxes, with respect to this income. Additionally, we entered into an arrangement with MSCI Inc. (“MSCI”) during 2021 as discussed in Note 15–Related Party Transactions that will be subject to U.S. taxation when we begin to recognize revenue. At that time, we will record a provision for U.S. income taxes in accordance with ASC 740 – Income Taxes, with respect to revenue from the MSCI transaction.

We operate so as to be treated solely as resident in the U.K. for tax purposes. As a U.K. tax resident company, we are subject to U.K. corporation tax on our worldwide taxable profits and gains. U.K. tax resident companies are subject to U.K. corporation tax on receipt of dividends or other income distributions in respect of shares held by them, unless those dividends or other distributions fall within an exempt class. We believe that dividends received by us from RP Holdings, and dividends received by RP Holdings from RPI 2019 ICAV, should fall within such an exempt class and therefore should not be subject to U.K. corporation tax. As such, we do not record a provision for U.K. income taxes with respect to the dividends received from RP Holdings or with respect to the dividends received by RP Holdings from RPI 2019 ICAV.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We are also subject to the U.K.’s “controlled foreign companies” rules (the “U.K. CFC Rules”). The U.K. CFC Rules, broadly, apply to U.K. tax resident companies that have, alone or together with certain other persons, interests in a non-U.K. tax resident company (the “Controlled Foreign Company”) which is controlled by a U.K. person or persons. The charge under the U.K. CFC Rules applies by reference to certain types of chargeable profit arising to the Controlled Foreign Company, whether or not that profit is distributed, subject to specific exemptions. Certain non-U.K. entities in which we hold a greater than 25% interest, including RPI 2019 ICAV (which is an Irish tax resident) and Old RPI (which is an Irish tax resident and is held indirectly by us through our participation in RP Holdings), are considered Controlled Foreign Companies for U.K. tax purposes. We are therefore required to apply the U.K. CFC Rules in respect of our direct and indirect interests in these entities on an ongoing basis. We do not expect material tax charges to arise under the U.K. CFC Rules with respect to our direct and indirect interests in these entities and we therefore do not record a provision for U.K. income taxes related to this matter.

Other Taxation Matters

We are subject to U.S. federal withholding tax on certain fixed or determinable annual or periodic gains, profits and income, such as royalties from sources within the United States, unless reduced or eliminated under an applicable tax treaty or provision of the Code. Generally, this tax is imposed by withholding 30% of the payments, or deemed payments, that are subject to this tax. We believe our subsidiaries are eligible for benefits under the U.S.-Ireland income tax treaty, and, under that treaty, are not subject to any U.S. withholding taxes on U.S.-source royalty, interest or other income payments.

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

Our outstanding Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. Potentially dilutive securities also include Class B ordinary shares contingently issuable to EPA Holdings related to Equity Performance Awards and RSUs issued under our 2020 Independent Director Equity Incentive Plan.

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

Shares Repurchases

Amounts paid to repurchase shares in excess of the par value are allocated between Additional paid-in capital and Retained earnings.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Available for Sale Debt Securities

Cytokinetics Commercial Launch Funding

On January 7, 2022, we entered into a long-term funding agreement, which was later amended in 2022, with Cytokinetics, Incorporated (“Cytokinetics”). We agreed to provide funding of up to $300 million (“Cytokinetics Commercial Launch Funding”) in five tranches. The initial tranche of $50 million was funded upon closing. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). Because the regulatory milestones for the second and third tranches were not met, $75 million of the optional funding is no longer available. For tranches one, four and five, we expect to receive a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter of the funding date of each tranche. In the fourth quarter of 2023, we began receiving quarterly payments on the return of the first tranche. As of December 31, 2023, $175 million remained available under the Cytokinetics Funding Commitments.

We elected the fair value option to account for the Cytokinetics Commercial Launch Funding due to the nature of the funding arrangement. The funded Cytokinetics Commercial Launch Funding is recorded within Available for sale debt securities on the consolidated balance sheets. The Cytokinetics Funding Commitments, which include options and forwards over the subsequent tranches, are recognized at fair value within Other liabilities on the consolidated balance sheets. The changes in the fair value of the funded Cytokinetics Commercial Launch Funding and the Cytokinetics Funding Commitments are recorded within (Gains)/losses on available for sale debt securities in the consolidated statements of operations.

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding agreement with MorphoSys AG (“MorphoSys”) to support its acquisition of Constellation Pharmaceuticals, Inc. which closed on July 15, 2021. As part of the funding agreement, we agreed to provide MorphoSys up to $350 million of capital (“Development Funding Bonds”), of which MorphoSys was required to draw a minimum of $150 million. In September 2022, we funded $300 million of the Development Funding Bonds, which represented $150 million in additional funding above the minimum funding commitment (“Additional Funding”), and settled our forward commitment. We expect to receive a return of 2.2 times the funded amount of the Development Funding Bonds, payable on a quarterly basis over nine years, with the first payment beginning in the fourth quarter of 2024.

We elected the fair value option to account for the funded amount of the Development Funding Bonds as it most accurately reflects the nature of the instruments. The funded amount of the Development Funding Bonds are recorded within Available for sale debt securities on the consolidated balance sheets. The changes in the fair value of the funded amount of the Development Funding Bonds are recorded within (Gains)/losses on available for sale debt securities in the consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes our available for sale debt securities recorded at fair value as of December 31, 2023 and 2022 (in thousands):

	Cost	Unrealized Gains/(Losses)	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of December 31, 2023
Debt securities (1)	$359,667	$95,733	$455,400	$18,300	$437,100	$—	$455,400
Funding commitments (2)	(7,300)	6,400	(900)	—	—	(900)	(900)
Total available for sale debt securities	$352,367	$102,133	$454,500	$18,300	$437,100	$(900)	$454,500

As of December 31, 2022
Debt securities (1)	$359,400	$(131,800)	$227,600	$1,300	$226,300	$—	$227,600
Funding commitments (2)	(9,400)	6,900	(2,500)	—	—	(2,500)	(2,500)
Total available for sale debt securities	$350,000	$(124,900)	$225,100	$1,300	$226,300	$(2,500)	$225,100
(1)The cost associated with the funded Cytokinetics Commercial Launch Funding reflects the fair value on the purchase date which is amortized as we receive quarterly repayments on the first tranche. The cost of the Development Funding Bonds represents the amount funded.
(2)Related to Cytokinetics Funding Commitments for which related tranches remain available as of the respective balance sheet dates. The cost associated with the Cytokinetics Funding Commitments represents the fair value on the purchase date.

4. Derivative Instruments

We have historically managed the impact of interest rate risk through various financial instruments, including derivative instruments such as treasury rate lock contracts. Our policy is to use derivatives strategically to hedge existing and future interest rate exposure and to minimize volatility in cash flow arising from our exposure to interest rate risk. We may also acquire other financial instruments that are classified as derivatives. We do not enter into derivative instruments for trading or speculative purposes. In 2023, 2022 and 2021, we did not hold any derivatives that were designated as hedging instruments.

Milestone Acceleration Option

On August 7, 2020, we entered into an expanded funding agreement with Biohaven to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones payable over time. Following Pfizer Inc.’s (“Pfizer”) acquisition of Biohaven on October 3, 2022, which was a change of control event, we elected to accelerate the payment of the zavegepant milestone payments into a lump sum amount (“Milestone Acceleration Option”). The Milestone Acceleration Option is an embedded derivative instrument for which the associated fair value was not material prior to the second quarter of 2022, when Pfizer announced its intended acquisition of Biohaven. In March 2023, the U.S. Food and Drug Administration (“FDA”) approved Zavzpret (zavegepant), a calcitonin gene-related peptide receptor antagonist nasal spray for the acute treatment of migraine with or without aura in adults, which triggered a milestone payment of $475 million that we received in the same month and resulted in a partial settlement of the derivative instrument attributable to Zavzpret. In November 2023, we received a one-time $50 million payment from Pfizer in relation to the oral formulation of zavegepant which was recorded within Other royalty income in the consolidated statements of operations. The Milestone Acceleration Option had no remaining fair value as of December 31, 2023.

As of December 31, 2022, the fair value of the Milestone Acceleration Option was $96.6 million, of which $86.2 million related to Zavzpret was recorded within Other current assets and $10.5 million related to the oral formulation of zavegepant was recorded within Other assets on the consolidated balance sheet.

Treasury Rate Lock Contracts

In June 2021, we entered into treasury rate lock contracts with notional amounts totaling $600 million to manage the impact of fluctuations in the underlying benchmark interest rate associated with the 2021 Notes (as further discussed and defined in Note 10–Borrowings). We paid $16.1 million in July 2021 to terminate our treasury rate lock contracts in connection with the issuance of the 2021 Notes.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in fair value by derivative instrument for 2023, 2022 and 2021 which were recorded within Losses/(gains) on derivative financial instruments in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2023	2022	2021
Milestone Acceleration Option	$2,290	$(96,610)	$—
Treasury rate lock contracts	—	—	16,093
Warrant (1)	—	—	5,439
(1)Related to a warrant to purchase 2.5 million shares of Epizyme, Inc. (“Epizyme”) common stock at $20 per share over a three-year term. The warrant was not exercised and was terminated in 2022 with de minims value upon Ipsen’s acquisition of Epizyme.

5. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2023				As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (1)	$157,420	$—	$—	$157,420	$5,068	$—	$—	$5,068
Marketable securities
Certificates of deposit	—	—	—	—	—	11,501	—	11,501
U.S. government securities	—	—	—	—	—	12,920	—	12,920
Available for sale debt securities (2)	—	—	18,300	18,300	—	—	1,300	1,300
Derivative instruments (3)	—	—	—	—	—	—	86,150	86,150
Total current assets	$157,420	$—	$18,300	$175,720	$5,068	$24,421	$87,450	$116,939

Equity securities	199,190	—	297	199,487	103,876	—	8,472	112,348
Available for sale debt securities (2)	—	—	437,100	437,100	—	—	226,300	226,300
Derivative instruments (3)	—	—	—	—	—	—	10,460	10,460
Royalty at fair value (4)	—	—	1,778	1,778	—	—	14,500	14,500
Total non-current assets	$199,190	$—	$439,175	$638,365	$103,876	$—	$259,732	$363,608

Liabilities:
Funding commitments (5)	—	—	(900)	(900)	—	—	(2,500)	(2,500)
Total non-current liabilities	$—	$—	$(900)	$(900)	$—	$—	$(2,500)	$(2,500)
(1)Recorded within Cash and cash equivalents on the consolidated balance sheets.
(2)Reflects the fair value of the funded portions of the Development Funding Bonds and the Cytokinetics Commercial Launch Funding.
(3)Reflects the fair value of the Milestone Acceleration Option.
(4)Recorded within Other assets on the consolidated balance sheets. See Note 8–Non-Consolidated Affiliates for additional discussion.
(5)Related to the fair value of the Cytokinetics Funding Commitments recorded within Other liabilities on the consolidated balance sheets.

For 2023, 2022 and 2021, we recognized gains of $87.1 million, losses of $39.1 million and $41.4 million, respectively, on equity securities still held as of December 31, 2023.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	Year Ended December 31, 2023
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$8,472	$227,600	$(2,500)	$96,610	$14,500
Losses on equity securities	(8,175)	—	—	—	—
Losses on derivative financial instruments	—	—	—	(2,290)	—
Gains on available for sale debt securities included in earnings	—	229,240	1,600	—	—
Other non-operating expense	—	—	—	—	(12,722)
Settlement (1)	—	—	—	(94,320)	—
Redemptions (2)	—	(1,440)	—	—	—
Balance at the end of the period	$297	$455,400	$(900)	$—	$1,778
(1)Represents the fair value of the Milestone Acceleration Option attributable to the intranasal formulation of zavegepant which was settled when the FDA approved Zavzpret in March 2023.
(2)Amount relates to the first quarterly repayment we received in the fourth quarter of 2023 on the first tranche of the Cytokinetics Commercial Launch Funding.

	Year Ended December 31, 2022
	Equity Securities	Debt Securities	Forwards	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$43,013	$253,700	$16,700	$—	$—	$—
Purchases (1)	28,785	479,559	—	—	—	21,215
Gains/(losses) on initial recognition (2)	—	600	—	(9,400)	—	—
Losses on equity securities	(22,634)	—	—	—	—	—
Gains on derivative financial instruments	—	—	—	—	96,610	—
Unrealized gains on available for sale debt securities included in other comprehensive losses	—	24,000	—	—	—	—
(Losses)/gains on available for sale debt securities included in earnings	—	(67,800)	62,885	6,900	—	—
Other non-operating expense	—	—	—	—	—	(6,715)
Settlements (3)	—	79,585	(79,585)	—	—	—
Transfer out of Level 3 (4)	(40,692)	—	—	—	—	—
Redemptions (1)	—	(542,044)	—	—	—	—
Balance at the end of the period	$8,472	$227,600	$—	$(2,500)	$96,610	$14,500
(1)We purchased all remaining unissued Series B Biohaven Preferred Share debt securities and received accelerated redemption payments for all outstanding Series A Biohaven Preferred Shares and Series B Biohaven Preferred Shares following Pfizer’s acquisition of Biohaven in October 2022.
(2)Represents purchase price allocation to arrive at the appropriate fair value on initial recognition. Amounts also reflect the initial recognition of debt securities related to the difference in (a) the fair value of the Additional Funding of the Development Funding Bonds and (b) the actual additional funded amount of $150 million.
(3)Reflects the fair value attributed to our commitment to purchase Series B Biohaven Preferred Shares that were settled simultaneously with the acquisition of the Series B Biohaven Preferred Shares. Amounts also reflect the fair value attributed to our forward commitment of the Development Funding Bonds which was settled upon funding the Development Funding Bonds in September 2022. Following Pfizer’s acquisition of Biohaven in October 2022, we purchased all remaining unissued Series B Biohaven Preferred Shares and we received accelerated redemption payments for all outstanding Series B Biohaven Preferred Shares.
(4)Related to the expiration of the transfer restriction on BioCryst common stock.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 2 and Level 3 measurements in the fair value hierarchy.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ApiJect Investment

We estimated the fair value of the equity securities and revenue participation right that we acquired from ApiJect Holdings, Inc. (“ApiJect”), a private company, as of December 31, 2023 and 2022 by utilizing a discounted cash flow calculation using Level 3 inputs, including forecasted cash flows and the weighted average cost of capital. Our estimate of the forecasted cash flows and the weighted average cost of capital could reasonably be different than those selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Refer to Note 8–Non-Consolidated Affiliates for additional discussion.

Cytokinetics Commercial Launch Funding and Cytokinetics Funding Commitments

We estimated the fair value of the funded Cytokinetics Commercial Launch Funding as of December 31, 2023 and 2022 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Commercial Launch Funding require significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of December 31, 2023 and 2022 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of December 31, 2023 and 2022 this methodology incorporates Level 3 fair value measurements and inputs, including the probability of a change of control event occurring during the investment term, an assumed risk-adjusted discount rate of 10.9% and 13.5%, respectively, and an assumed interest rate volatility of 37.5% and 30.0%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

MorphoSys Development Funding Bonds

We estimated the fair value of the Development Funding Bonds as of December 31, 2023 and 2022 based on a discounted cash flow calculation using estimated risk-adjusted discount rates, which are Level 3 fair value inputs. Our estimate of the risk adjusted discount rates could reasonably be different than the discount rates selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

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

Other Financial Instruments

As of December 31, 2023, we did not have any financial instruments recorded at fair value using Level 2 inputs. As of December 31, 2022, financial instruments whose fair values are measured on a recurring basis using Level 2 inputs primarily consisted of certificates of deposit and U.S. government securities. We measure the fair value of these financial instruments with the help of third-party pricing services that provide quoted market prices in active markets for similar securities or observable inputs for their pricing without applying significant adjustments.

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the consolidated balance sheets at amortized cost using the effective interest method. Management calculates the fair value of financial royalty assets using forecasted royalty receipts based on the projected product sales for all royalty bearing products which are estimated using sell-side equity research analysts’ consensus sales forecasts. These projected future royalty receipts by asset along with any projected incoming or outgoing milestone payments, are then discounted to a present value using appropriate individual discount rates. The fair value of financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. The estimated fair value of the current portion of financial royalty assets approximates the related carrying value at the end of each reporting period. The estimated fair values and related carrying values of the non-current portion of financial royalty assets as of December 31, 2023 and 2022 are presented below (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Fair Value	Carrying Value, net	Fair Value	Carrying Value, net
Financial royalty assets, net	$19,077,706	$14,088,655	$17,314,094	$13,493,106

6. Financial Royalty Assets

Financial royalty assets consist of contractual rights to cash flows relating to royalties derived from the expected sales of patent-protected biopharmaceutical products that entitle us and our subsidiaries to receive a portion of income from the sale of such products by third parties.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets as of December 31, 2023 and 2022 are as follows (in thousands):

		As of December 31, 2023
	Estimated Royalty Duration (1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 7)	Net Carrying Value (4)
Cystic fibrosis franchise	2037 (2)	$5,288,833	$(2,539)	$5,286,294
Evrysdi	2035-2036	1,793,088	—	1,793,088
Trelegy	2029-2030	1,208,807	—	1,208,807
Tysabri	(3)	1,511,957	(434,568)	1,077,389
Tremfya	2031-2032	927,488	(120,733)	806,755
Xtandi	2027-2028	911,045	(268,701)	642,344
Other	2024-2041	6,251,020	(2,100,897)	4,150,123
Total		$17,892,238	$(2,927,438)	$14,964,800
Less: Cumulative allowance for credit losses (Note 7)				(137,707)
Total current and non-current financial royalty assets, net				$14,827,093
(1)Durations shown represent our estimates as of the current reporting date of when a royalty will substantially end, which may vary by geography and may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of regulatory exclusivity and patent expiration dates (which may include estimated patent term extensions) or other factors. There can be no assurances that our royalties will expire when expected.
(2)Royalty is perpetual; year shown represents Trikafta’s expected patent expiration and potential sales decline based on timing of potential generic entry.
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

As of December 31, 2023, the balance of $14.8 billion above for total current and non-current financial royalty assets, net included $562.3 million in unapproved financial royalty assets held at cost primarily related to olpasiran, pelacarsen, KarXT, and seltorexant.

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
(1)Durations shown represent our estimates as of the current reporting date of when a royalty will substantially end, which may vary by geography and may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of regulatory exclusivity and patent expiration dates (which may include estimated patent term extensions) or other factors. There can be no assurances that our royalties will expire when expected.
(2)Royalty is perpetual; year shown represents Trikafta’s expected patent expiration and potential sales decline based on timing of potential generic entry.
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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In 2022, we recorded $160.1 million and $273.6 million of non-cash impairment charges for otilimab and gantenerumab, respectively, both unapproved financial royalty assets held at cost. The impairment charges were recorded as a result of GSK plc’s announcement that it has decided not to progress with regulatory submissions for otilimab and Roche’s statement that it would discontinue clinical trials of gantenerumab. Additionally, in 2022, we impaired our financial royalty asset related to Gavreto and recorded a non-cash impairment charge of $182.1 million due to the uncertainty of Gavreto’s commercial outlook. These impairment charges were recorded within Financial royalty asset impairment in the consolidated statement of operations.

7. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

The cumulative allowance for changes in expected future cash flows from financial royalty assets is presented net within the non-current portion of financial royalty assets on the consolidated balance sheets and includes the following:

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
The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses, as of the dates indicated (in thousands):

Activity for the Year
Balance at December 31, 2020 (1)	$(1,263,824)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(912,710)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	446,955
Write-off of cumulative allowance	21,721
Provision for credit losses, net (2)	12,913
Balance at December 31, 2021	$(1,694,945)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(1,394,679)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	296,637
Write-off of cumulative allowance	5,723
Write-off of credit loss allowance	1,584
Provision for credit losses, net (2)	193,798
Balance at December 31, 2022	$(2,591,882)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(1,006,933)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	468,562
Write-off of cumulative allowance	87,393
Provision for credit losses, net (2)	(22,285)
Balance at December 31, 2023	$(3,065,145)
(1)Includes $323.7 million related to cumulative allowance for credit losses.
(2)For 2021, the provision income for credit losses was primarily related to a significant decline in value of Tazverik, which was offset by increases in the value of zavegepant. For 2022, the provision income for credit losses was primarily related to further declines in the value of Tazverik and changes in the payors for certain products with stronger credit profiles, which were partially offset by the addition of Trelegy to our portfolio. For 2023, the provision expense for credit losses was primarily related to the additions of Adstiladrin and Skytrofa to our portfolio.

8. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ApiJect

In April 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment in ApiJect is recorded within Equity securities and the change in fair value is recorded within (Gains)/losses on equity securities. The fair value of the revenue participation right is recorded within Other assets and the change in fair value is recorded within Other non-operating expense, net. No amounts were due from ApiJect related to the revenue participation right as of December 31, 2023 and 2022.

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

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that report on a lag. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. Equity in earnings from the Legacy SLP Interest is recorded within Equity in (earnings)/losses of equity method investees. We recorded income allocations of $4.3 million, $3.0 million and $8.9 million in 2023, 2022 and 2021, respectively. We collected cash receipts from the Legacy SLP Interest of $14.3 million, $25.7 million and $21.0 million during 2023, 2022 and 2021, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. Equity in earnings from the Avillion Entities is recorded within Equity in (earnings)/losses of equity method investees. We recorded an income allocation of $24.6 million, and loss allocations of $12.0 million and $28.4 million in 2023, 2022 and 2021, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.6 million in 2023 and $13.4 million in each of 2022 and 2021.

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

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of December 31, 2023 and 2022, we had unfunded commitments related to the Avillion Entities of $16.3 million and $28.8 million, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Research & Development (“R&D”) Funding Expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. R&D funding expense includes development-stage funding payments that are made upfront or upon pre-approval milestones and development-stage funding payments that are made over time as the related product candidates undergo clinical trials with our counterparties. We did not enter into any new ongoing R&D funding arrangements in 2023, 2022 or 2021.

We recognized R&D funding expense of $52.0 million in 2023, primarily related to a $50.0 million clinical milestone payment that was triggered under the agreement with Cytokinetics.

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

10. Borrowings

Our borrowings as of December 31, 2023 and 2022 consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of December 31, 2023	As of December 31, 2022
Senior Unsecured Notes:
$1,000,000, 0.75% (issued at 99.322% of par)	9/2020	9/2023	$—	$1,000,000
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Unamortized debt discount and issuance costs			(164,715)	(183,678)
Total debt carrying value			6,135,285	7,116,322
Less: Current portion of long-term debt			—	(997,512)
Total long-term debt			$6,135,285	$6,118,810

Senior Unsecured Notes

We issued $1.3 billion and $6.0 billion of senior unsecured notes in 2021 (the “2021 Notes”) and 2020 (the “2020 Notes”), respectively. The 2021 Notes and 2020 Notes (the “Notes”) were issued at a total discount of $176.4 million and we capitalized approximately $52.7 million in debt issuance costs primarily composed of underwriting fees. The 2021 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06%, respectively. The 2020 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.13% and 2.50%, respectively. Interest on each series of the Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly-owned subsidiary. We are required to comply with certain covenants under our Notes and as of December 31, 2023, we were in compliance with all applicable covenants.

In September 2023, we repaid $1.0 billion of senior unsecured notes upon their maturity.

As of December 31, 2023 and 2022, the fair value of our outstanding Notes using Level 2 inputs was approximately $5.1 billion and $5.7 billion, respectively.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into to the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024, we entered into Amendment No. 4 to the Credit Agreement to make certain technical modifications. As of December 31, 2023 and 2022, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement, (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated with further adjustments as set forth in the Credit Agreement and (iii) a consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated with the ratio level calculated with further adjustments as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, portfolio cash flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of December 31, 2023, RP Holdings was in compliance with these covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Principal Payments on the Notes

The future principal payments for our Notes as of December 31, 2023 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
2024	$—
2025	1,000,000
2026	—
2027	1,000,000
2028	—
Thereafter	4,300,000
Total (1)	$6,300,000
(1)Excludes unamortized debt discount and issuance costs of $164.7 million as of December 31, 2023, which are amortized through interest expense over the remaining life of the underlying debt obligations.

11. Shareholders’ Equity

Capital Structure

We have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of December 31, 2023, we have 446,692 thousand Class A ordinary shares and 150,743 thousand Class B ordinary shares outstanding.

An exchange agreement entered into by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP and EPA Holdings (as amended from time to time, the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests indirectly held by the Continuing Investors Partnerships for our Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for our Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. As of December 31, 2023, we have 384,640 thousand deferred shares outstanding.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. The Class R redeemable shares may be redeemed at our option in the future. Any such redemption would be at the nominal value of £1 each.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027 and repurchases may be made in the open market or in privately negotiated transactions. We began repurchasing our Class A ordinary shares in April 2023. In 2023, we repurchased and retired 9,846 thousand shares at a cost of approximately $304.8 million.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-Controlling Interests

The changes in the balances of our non-controlling interests for 2023, 2022 and 2021 are as follows (in thousands):

	Legacy Investors Partnerships	RPSFT	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2020	$1,939,509	$12,436	$3,125,091	$—	$5,077,036
Contributions	35,148	—	13,391	—	48,539
Distributions	(425,050)	(56,490)	(133,433)	—	(614,973)
Other exchanges	—	—	(642,974)	—	(642,974)
Net income	266,570	57,582	297,321	—	621,473
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	2,038	—	3,227	—	5,265
Reclassification of unrealized gains on available for sale debt securities	(8,946)	—	(13,469)	—	(22,415)
December 31, 2021	$1,809,269	$13,528	$2,649,154	$—	$4,471,951
Contributions	6,343	—	5,253	—	11,596
Distributions	(435,446)	(24,687)	(144,115)	—	(604,248)
Other exchanges	—	—	(157,494)	—	(157,494)
Net Income	152,895	10,562	23,775	—	187,232
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	4,218	—	5,520	—	9,738
Reclassification of unrealized gains on available for sale debt securities	(9,392)	—	(12,160)	—	(21,552)
December 31, 2022	$1,527,887	$(597)	$2,369,933	$—	$3,897,223
Contributions	7,981	—	3,874	—	11,855
Distributions	(363,635)	(4,437)	(119,649)	—	(487,721)
Other exchanges	—	—	(428,808)	—	(428,808)
Net income	167,483	5,045	392,726	—	565,254
Purchase of non-controlling interest in RPCT	—	(11)	—	—	(11)
December 31, 2023	$1,339,716	$—	$2,218,076	$—	$3,557,792

Continuing Investors Partnerships

The Continuing Investors Partnerships hold the number of our Class B ordinary shares equal to the number of RP Holdings Class B Interests indirectly held by them. As the Continuing Investors Partnerships exchange RP Holdings Class B Interests indirectly held by them for Class A ordinary shares, the Continuing Investors Partnerships’ indirect ownership in RP Holdings decreases. We operate and control the business affairs of RP Holdings through our ownership of RP Holdings Class A Interests and RP Holdings Class B Interests. In connection with our repurchase of Class A ordinary shares in 2023, RP Holdings also began to retire RP Holdings Class A Interests held by us which reduces our ownership in RP Holdings. The change in RP Holdings ownership between the Continuing Investors Partnerships and us as a result of (1) the exchanges of RP Holding Class B Interests for Class A ordinary shares and (2) retirement of RP Holdings Class A Interests is reflected through Other exchanges in the above tables and in our consolidated statements of shareholders’ equity.

The Continuing Investors Partnerships indirectly owned approximately 25%, 27% and 29% of RP Holdings as of December 31, 2023, 2022 and 2021, respectively, with the remaining 75%, 73% and 71% of RP Holding as of December 31, 2023, 2022 and 2021, respectively, owned by Royalty Pharma plc.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RPSFT

We historically reported a non-controlling interest related to a de minimis interest in RPCT held by RPSFT. In December 2023, we acquired the remaining interest in RPCT held by RPSFT by effectively purchasing the net assets of RPSFT and its parent entities, which primarily consisted of cash and its right to receive a portion of royalties received by RPCT. The purchase price of approximately $11.4 million was recorded within Other current liabilities on the consolidated balance sheet as of December 31, 2023. The purchase price is subject to post-closing adjustments, which primarily relate to the final determination of net asset values and liquidation costs which is expected to occur in 2024. Following this transaction in December 2023, RPSFT no longer holds a non-controlling interest in RPCT.

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

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. During 2023, we declared and paid four quarterly cash dividends of $0.20 per Class A ordinary share for an aggregate amount of $358.3 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan and Share-based Compensation

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares were authorized for issuance in the form of RSUs to our independent directors. As of December 31, 2023, approximately 485 thousand shares remain available for future issuance under the plan. RSUs granted under the plan generally vest over one year with the associated share-based compensation expense recorded as part of General and administrative expenses in the consolidated statements of operations. In 2023, 2022 and 2021, respectively, we did not recognize material share-based compensation expense. As of December 31, 2023, the total unrecognized share-based compensation expense related to total outstanding RSUs was not material.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Earnings per Share

For the 2023, 2022 and 2021, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

The following table sets forth the reconciliation of the numerator and denominator used to calculate basic and diluted earnings per Class A ordinary share for 2023 (in thousands, except per share amounts):

Year Ended December 31,
2023
Numerator
Consolidated net income	$1,700,088
Less: Net income attributable to continuing non-controlling interests	392,726
Less: Net income attributable to legacy non-controlling interests	172,528
Net income attributable to Royalty Pharma plc - basic	1,134,834
Add: Reallocation of net income attributable to non-controlling interest from the assumed conversion of Class B ordinary shares	392,726
Net income attributable to Royalty Pharma plc - diluted	$1,527,560

Denominator
Weighted average Class A ordinary shares outstanding - basic	447,601
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	155,292
Unvested RSUs	7
Weighted average Class A ordinary shares outstanding - diluted	602,900

Earnings per Class A ordinary share - basic	$2.54
Earnings per Class A ordinary share - diluted	$2.53

Class B ordinary shares in issue were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive for 2022 and 2021, and therefore were excluded from the computation of diluted earnings per shares of Class A ordinary share. The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share for 2022 and 2021 (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021
Numerator
Consolidated net income	$230,064	$1,241,201
Less: Net income attributable to continuing non-controlling interests	23,775	297,321
Less: Net income attributable to legacy non-controlling interests	163,457	324,152
Net income attributable to Royalty Pharma plc - basic and diluted	$42,832	$619,728

Denominator
Weighted average Class A ordinary shares outstanding - basic	437,963	414,794
Add: Dilutive effect of unvested RSUs	9	8
Weighted average Class A ordinary shares outstanding - diluted	437,972	414,802

Earnings per Class A ordinary share - basic	$0.10	$1.49
Earnings per Class A ordinary share - diluted	$0.10	$1.49

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	Years Ended December 31,
	2023	2022	2021
Cash flow from operating activities:
Consolidated net income	$1,700,088	$230,064	$1,241,201
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(2,197,754)	(2,125,096)	(2,065,083)
Provision for changes in expected cash flows from financial royalty assets	560,656	904,244	452,842
Amortization of intangible assets	—	5,670	22,996
Amortization of debt discount and issuance costs	20,499	21,356	20,162
Losses/(gains) on derivative financial instruments	2,290	(96,610)	21,532
(Gains)/losses on equity securities	(87,139)	33,442	48,066
Equity in (earnings)/losses of equity method investees	(28,882)	8,973	19,490
Distributions from equity method investees	18,823	39,142	34,384
Loss on extinguishment of debt	—	419	358
Share-based compensation	2,357	2,170	2,443
Interest income accretion	—	(53,432)	(50,896)
(Gains)/losses on available for sale debt securities	(230,840)	6,815	(17,859)
Financial royalty asset impairment	—	615,827	—
Termination of derivative financial instruments	—	—	(16,093)
Other	20,912	11,098	4,461
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	3,201,410	2,507,236	2,315,854
Accrued royalty receivable	2,588	36,456	(20,131)
Other royalty income receivable	(1,521)	(4,744)	(9,012)
Other current assets	559	2,198	1,857
Accounts payable and accrued expenses	6,236	2,286	(4,586)
Interest payable	(2,480)	(3,534)	15,550
Net cash provided by operating activities	$2,987,802	$2,143,980	$2,017,536

Non-cash investing and financing activities are summarized below (in thousands):

	Years Ended December 31,
	2023	2022	2021
Milestone payable - Erleada (1)	$—	$12,400	$—
Purchase of non-controlling interest in RPCT (2)	11,375	—	—
(1)Related to the achievement of a sales-based milestone that was not paid as of December 31, 2022.
(2)Related to the purchase of the remaining interest in RPCT held by RPSFT that was not paid as of December 31, 2023. Refer to Note 11–Shareholders’ Equity for additional discussion.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies

Cytokinetics Funding Commitments

As of December 31, 2023, $125 million of the optional $200 million remained available under the Cytokinetics Funding Commitments and Cytokinetics is required to draw $50 million if a certain contingency is met.

Teva Development Funding Commitments

In November 2023, we entered into a funding agreement with Teva Pharmaceuticals International GmbH, a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”). Under the agreement, we agreed to provide Teva up to $100 million to fund the ongoing development of Teva’s olanzapine LAI (TEV-’749). We have an option with Teva upon mutual agreement to increase the total funding amount to $125 million. No funding has been provided as of December 31, 2023.

Other Commitments

We have commitments to advance funds to counterparties through our investment in the Avillion Entities. Please refer to Note 8–Non-Consolidated Affiliates for details of these arrangements. We also have requirements to make Operating and Personnel Payments (defined below) over the life of the Management Agreement as described in Note 15–Related Party Transactions.

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our consolidated balance sheets as of December 31, 2023 and 2022. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

15. Related Party Transactions

The Manager

The Manager is the investment manager of Royalty Pharma plc and its subsidiaries. The managing member of the Manager, Pablo Legorreta, holds an interest in us and serves as our Chief Executive Officer and Chairman of our board of directors.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Exchange Offer, the Manager entered into the Management Agreement with us and our subsidiaries, the Continuing Investors Partnerships, and with the Legacy Investors Partnerships. Pursuant to the Management Agreement, we pay a quarterly operating and personnel payment to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from Royalty Investments (as defined in the Management Agreement) for such quarter and 0.25% of the value of our security investments under GAAP as of the end of such quarter. The operating and personnel payment for Old RPI, an obligation of the Legacy Investors Partnerships and for which the expense is reflected on our consolidated net income, is calculated as the greater of $1 million per quarter and 0.3125% of royalties from Royalty Investments (as defined in the limited partnership agreements of the Legacy Investor Partnerships) during the previous twelve calendar months. Additionally, we also pay certain costs and expenses of the Manager.

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, are recognized within General and administrative expenses in the consolidated statements of operations. During 2023, 2022 and 2021, total operating and personnel payments incurred, including the amounts attributable to Old RPI, were $204.6 million, $188.4 million and $145.2 million, respectively.

Distributions Payable to Legacy Non-Controlling Interests

The distributions payable to legacy non-controlling interests represent the contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPI ICAV and RPSFT’s non-controlling interest in RPCT. The distributions payable to legacy non-controlling interests include the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Payable to Legacy Investors Partnerships	$83,155	$87,522
Payable to RPSFT	—	7,281
Total distributions payable to legacy non-controlling interests	$83,155	$94,803

Acquisition from Bristol Myers Squibb

In November 2017, RPI Acquisitions (Ireland), Limited (“RPI Acquisitions”), a consolidated subsidiary, entered into a purchase agreement with Bristol Myers Squibb (“BMS”) to acquire from BMS a percentage of its future royalties on worldwide sales of Onglyza, Farxiga and related diabetes products marketed by AstraZeneca (the “Purchase Agreement”). On December 8, 2017, RPI Acquisitions entered into a purchase, sale and assignment agreement (“Assignment Agreement”) with a wholly- owned subsidiary of BioPharma Credit PLC (“BPCR”), an entity related to us. Under the terms of the Assignment Agreement, RPI Acquisitions assigned the benefit of 50% of the payment stream acquired from BMS to BPCR in consideration for BPCR meeting 50% of the funding obligations owed to BMS under the Purchase Agreement.

As of December 31, 2023 and 2022, the financial royalty asset of $75.6 million and $103.4 million, respectively, on the consolidated balance sheets represented only our right to the future payment streams acquired from BMS.

Other Transactions

In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT held by RPSFT. Refer to Note 11–Shareholders’ Equity for additional discussion.

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI. On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both December 31, 2023 and 2022. The financial impact associated with this transaction has not been material to date.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.6 million and $1.5 million were held by non-controlling interests as of December 31, 2023 and 2022, respectively.

Each Continuing Investors Partnership pays a pro rata portion based on its indirect ownership percentage of RP Holdings of any costs and expenses in connection with the contemplation of, formation of, listing and ongoing operation of us and any of our subsidiaries, including any third-party expenses of managing us and any of our subsidiaries, such as accounting, audit, legal, reporting, compliance, administration (including directors’ fees), financial advisory, consulting, investor relations and insurance expenses relating to our affairs and those of any subsidiary.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934, as amended). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control-Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting as of December 31, 2023. Their report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following table describes the written plans for the sale of our Class A ordinary shares adopted or terminated by our executive officers and directors during the fourth quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”).

Name and Title	Action	Adoption/ Termination Date	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Terrance Coyne Executive Vice President & Chief Financial Officer	Adoption	November 22, 2023	October 17, 2024	480,000
Marshall Urist Executive Vice President, Research and Investments	Adoption	December 20, 2023	December 30, 2024	46,667
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

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following documents are filed as part of this Form 10-K:
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
•Notes to the Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements.

15(a)(3) Exhibits.

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date	Filed or Furnished Herewith
3.1	Articles of Association of Royalty Pharma plc	8-K	3.1	6/19/2020
3.2	Articles of Association of Royalty Pharma Holdings Ltd	8-K	3.2	3/24/2023
4.1	Form of Class A Ordinary Share Certificate	S-1/A	4.1	6/11/2020
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934				x
10.1	Amended and Restated Management and Services Agreement dated October 3, 2022, among the Company and RP Management, LLC	10-Q	10.1	11/08/2022
10.2	Exchange Agreement dated June 16, 2020, among the Company, Royalty Pharma Holdings Ltd, RPI US Partners 2019, LP, RPI International Holdings 2019, LP, RPI International Partners 2019, LP and RPI EPA Holdings, LP	8-K	10.1	6/19/2020
10.3	Registration Rights Agreement dated June 18, 2020, among the Company and the Persons listed on Schedule A and Schedule B thereto	8-K	10.4	6/19/2020
10.4†	Form of Deed of Indemnity	S-1/A	10.5	6/2/2020
10.5†	Director Appointment Agreement, dated June 9, 2020, between the Company and Mr. Germano Giuliani	S-1/A	10.6	6/11/2020
10.6#	Amended and Restated Purchase and Sale Agreement, dated November 14, 2014, with the Cystic Fibrosis Foundation Therapeutics Incorporated	S-1/A	10.7	6/2/2020
10.7#	Amendment No. 1 to the Amended and Restated Purchase and Sale Agreement, dated October 13, 2016 with the Cystic Fibrosis Foundation	S-1/A	10.8	6/2/2020
10.8#	Research, Development and Commercialization Agreement, dated May 24, 2004, between the Cystic Fibrosis Foundation Therapeutics Incorporated and Vertex Pharmaceuticals Incorporated, as amended	S-1	10.9	5/22/2020
10.9#	Amendment No. 1 to Research, Development and Commercialization Agreement, dated January 6, 2006 by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.10	5/22/2020

10.10	Amendment No. 2 to Research, Development and Commercialization Agreement, dated January 1, 2006, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.11	5/22/2020
10.11#	Amendment No. 5 to Research, Development and Commercialization Agreement, dated April 1, 2011, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.12	5/22/2020
10.12#	Amendment No. 7 to Research, Development and Commercialization Agreement, dated September 1, 2016, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.13	5/22/2020
10.13	Amended and Restated Management and Services Agreement dated October 3, 2022, among Royalty Pharma Holdings Ltd and RP Management, LLC	10-Q	10.2	11/08/2022
10.14	Second Amended and Restated Management and Services Agreement dated October 3, 2022, among Royalty Pharma Investments 2019 ICAV and RP Management, LLC	10-Q	10.3	11/08/2022
10.15†	Form of Independent Director Equity Incentive Plan	S-1/A	10.15	6/11/2020
10.16	Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.1	9/2/2020
10.17	First Supplemental Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.2	9/2/2020
10.18	Registration Rights Agreement, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd, BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC	8-K	4.9	9/2/2020
10.19#	Amendment No. 2 to the Amended and Restated Purchase and Sale Agreement, dated October 30, 2020, by and among RPI Finance Trust, RPI 2019 Intermediate Finance Trust and Cystic Fibrosis Foundation	8-K	10.1	11/5/2020
10.20	Second Supplemental Indenture, dated as of July 26, 2021, Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.2	7/26/2021
10.21
Amended and Restated Revolving Credit Agreement, dated as of September 15, 2021, as amended by Amendment No. 1, dated as of October 31, 2022, as amended by Amendment No. 2, dated as of May 16, 2023, as amended by Amendment No. 3, dated as of December 22, 2023, as amended by Amendment No. 4, dated as of January 24, 2024, among Royalty Pharma plc, Royalty Pharma Holdings Ltd., Bank of America, N.A., as Administrative Agent, the other parties thereto, and the lenders and issuing banks from time to time party thereto
					x
21.1	Subsidiaries of the Registrant				x
23.1	Consent of Independent Registered Public Accounting Firm				x
24.1	Power of Attorney (reference is made to the signature page hereto)				x
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x
32*	Certifications of Chief Executive Office and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
97.1	Financial Restatement Compensation Recoupment Policy	x
101.INS	XBRL Taxonomy Extension Instance Document	x
101.SCH	XBRL Taxonomy Extension Schema Document	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)	x

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

ROYALTY PHARMA PLC
(Registrant)

Date: February 15, 2024	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: February 15, 2024	/s/ Terrance Coyne
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

Signature	Title	Date
/s/ Pablo Legorreta	Chairman of the Board, Director & Chief Executive Officer (Principal Executive Officer and Royalty Pharma plc’s authorized representative in the United States)	February 15, 2024
Pablo Legorreta

/s/ Terrance Coyne	Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2024
Terrance Coyne

/s/ Bonnie Bassler	Director	February 15, 2024
Bonnie Bassler

/s/ Errol De Souza	Director	February 15, 2024
Errol De Souza

/s/ Catherine Engelbert	Director	February 15, 2024
Catherine Engelbert

/s/ Henry Fernandez	Director	February 15, 2024
Henry Fernandez

/s/ M. Germano Giuliani	Director	February 15, 2024
M. Germano Giuliani

/s/ David Hodgson	Director	February 15, 2024
David Hodgson

/s/ Ted Love	Director	February 15, 2024
Ted Love

/s/ Gregory Norden	Director	February 15, 2024
Gregory Norden

/s/ Rory Riggs	Director	February 15, 2024
Rory Riggs