Form 10-Q
period 2024-03-31
Royalty Pharma plc
filed 2024-05-09
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 3, 2024, Royalty Pharma plc had 450,981,030 Class A ordinary shares outstanding and 146,456,241 Class B ordinary shares outstanding.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of March 31,	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$843,000	$477,010
Financial royalty assets	660,482	738,438
Available for sale debt securities	29,000	18,300
Other royalty income receivable	22,227	22,405
Other current assets	5,010	18,040
Total current assets	1,559,719	1,274,193

Financial royalty assets, net	13,465,407	14,088,655
Equity securities	277,217	199,487
Available for sale debt securities	473,700	437,100
Equity method investments	350,355	375,894
Other assets	4,488	6,522
Total assets	$16,130,886	$16,381,851

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to legacy non-controlling interests	$91,409	$83,155
Accounts payable and accrued expenses	11,551	15,165
Interest payable	12,595	51,682
Other current liabilities	9,019	11,375
Total current liabilities	124,574	161,377

Long-term debt	6,139,376	6,135,285
Other liabilities	3,220	900
Total liabilities	6,267,170	6,297,562
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2024–450,981 and 2023–446,692	45	45
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2024–146,456 and 2023–150,743	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2024–50 and 2023–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2024–388,927 and 2023–384,640	—	—
Additional paid-in capital	4,074,849	4,011,435
Retained earnings	2,427,448	2,517,583
Non-controlling interests	3,363,965	3,557,792
Treasury interests	(2,654)	(2,629)
Total shareholders’ equity	9,863,716	10,084,289

Total liabilities and shareholders’ equity	$16,130,886	$16,381,851

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Income and other revenues
Income from financial royalty assets	$541,546	$664,687
Other royalty income and revenues	26,432	19,284
Total income and other revenues	567,978	683,971

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	583,600	118,804
Research and development funding expense	500	500
General and administrative expenses	57,652	85,695
Total operating expenses, net	641,752	204,999

Operating (loss)/income	(73,774)	478,972

Other expense/(income)
Equity in losses/(earnings) of equity method investees	14,149	(34,606)
Interest expense	44,232	46,950
Gains on derivative financial instruments	—	(7,090)
(Gains)/losses on equity securities	(77,730)	10,818
Gains on available for sale debt securities	(46,420)	(32,300)
Interest income	(7,417)	(16,702)
Other non-operating expense, net	3,685	2,813
Total other income, net	(69,501)	(30,117)
Consolidated net (loss)/income before tax	(4,273)	509,089
Income tax expense	—	—
Consolidated net (loss)/income	(4,273)	509,089

Net (loss)/income attributable to non-controlling interests	(9,051)	168,334

Net income attributable to Royalty Pharma plc	$4,778	$340,755

Earnings per Class A ordinary share:
Basic	$0.01	$0.76
Diluted	$0.01	$0.76
Weighted average Class A ordinary shares outstanding:
Basic	448,623	445,612
Diluted	597,479	607,251
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	446,692	$45	150,743	$—	50	$63	384,640	$—	$4,011,435	$2,517,583	$3,557,792	$(2,629)	$10,084,289
Contributions	—	—	—	—	—	—	—	—	—	—	2,412	—	2,412
Distributions	—	—	—	—	—	—	—	—	—	—	(124,411)	—	(124,411)
Dividends ($0.21 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(93,805)	—	—	(93,805)
Other exchanges	4,287	—	(4,287)	—	—	—	4,287	—	62,802	—	(62,777)	(25)	—
Share-based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	612	—	—	—	612
Net income/(loss)	—	—	—	—	—	—	—	—	—	4,778	(9,051)	—	(4,273)
Purchase of non-controlling interest in RPCT	—	—	—	—	—	—	—	—	—	(1,108)	—	—	(1,108)
Balance at March 31, 2024	450,981	$45	146,456	$—	50	$63	388,927	$—	$4,074,849	$2,427,448	$3,363,965	$(2,654)	$9,863,716

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	443,166	$44	164,058	$—	50	$63	371,325	$—	$3,666,160	$1,964,689	$3,897,223	$(2,806)	$9,525,373
Contributions	—	—	—	—	—	—	—	—	—	—	4,709	—	4,709
Distributions	—	—	—	—	—	—	—	—	—	—	(129,111)	—	(129,111)
Dividends ($0.20 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(88,633)	—	—	(88,633)
Other exchanges	5,119	1	(5,119)	—	—	—	5,119	—	72,925	—	(72,904)	(22)	—
Share-based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	573	—	—	—	573
Net income	—	—	—	—	—	—	—	—	—	340,755	168,334	—	509,089
Balance at March 31, 2023	448,287	$45	158,939	$—	50	$63	376,444	$—	$3,739,658	$2,216,811	$3,868,251	$(2,828)	$9,822,000

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Cash collections from financial royalty assets	$744,949	$1,151,635
Cash collections from intangible royalty assets	13,544	617
Other royalty cash collections	26,311	19,685
Distributions from equity method investees	13,396	16,267
Interest received	6,430	15,568
Development-stage funding payments - ongoing	(500)	(500)
Payments for operating and professional costs	(60,521)	(86,846)
Interest paid	(78,971)	(82,589)
Net cash provided by operating activities	664,638	1,033,837

Cash flows from investing activities:
Distributions from equity method investees	4,965	34,767
Investments in equity method investees	(6,971)	(3,579)
Proceeds from available for sale debt securities	1,440	—
Proceeds from sales and maturities of marketable securities	—	24,391
Acquisitions of financial royalty assets	(86,084)	(601,705)
Milestone payments	—	(12,400)
Net cash used in investing activities	(86,650)	(558,526)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(87,608)	(91,938)
Distributions to continuing non-controlling interests	(32,011)	(33,394)
Dividends to shareholders	(93,805)	(88,633)
Contributions from legacy non-controlling interests - R&D	88	279
Contributions from non-controlling interests - other	1,338	3,313
Net cash used in financing activities	(211,998)	(210,373)

Net change in cash and cash equivalents	365,990	264,938
Cash and cash equivalents, beginning of period	477,010	1,710,751
Cash and cash equivalents, end of period	$843,000	$1,975,689
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

RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management vehicle, and is the successor to Royalty Pharma Investments, an Irish unit trust (“Old RPI”). RP Holdings is owned by Royalty Pharma plc, and, indirectly, by RPI US Partners 2019, LP, a Delaware limited partnership, and RPI International Holdings 2019, LP, a Cayman Islands exempted limited partnership (together, the “Continuing Investors Partnerships”). Prior to the Exchange Offer (defined below), Old RPI was owned by various partnerships (the “Legacy Investors Partnerships”).

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

In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under GAAP. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K.

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

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Royalty Pharma and all majority-owned and controlled subsidiaries, as well as variable interest entities, where we are the primary beneficiary. We consolidate based upon evaluation of our power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance. For consolidated entities where we own or are exposed to less than 100% of the economics, we record Net (loss)/income attributable to non-controlling interests in our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT owned by RPSFT and, as such, RPSFT no longer holds a non-controlling interest in RPCT. Prior to December 2023, we reported non-controlling interest related to a de minimis interest in RPCT held by RPSFT (together with the Legacy Investors Partnership’s interest in Old RPI and RPI ICAV, the “legacy non-controlling interests”), which also existed prior to our IPO.

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

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available for sale debt securities, financial royalty assets and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents balances as of March 31, 2024 and December 31, 2023 were held with Bank of America, State Street, U.S. Bank, TD Bank, Citibank, DNB Bank and Scotiabank. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, GSK, Roche, Johnson & Johnson, Biogen, AbbVie, Astellas, Pfizer, Novartis and Gilead. As of March 31, 2024 and December 31, 2023, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 34% and 32% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant credit losses with respect to the collection of income or revenues on our royalty assets.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2023.

3. Available for Sale Debt Securities

Cytokinetics Commercial Launch Funding

On January 7, 2022, we entered into a long-term funding agreement, which was later amended in 2022, with Cytokinetics, Incorporated (“Cytokinetics”). We agreed to provide funding of up to $300 million (“Cytokinetics Commercial Launch Funding”) in five tranches. The initial tranche of $50 million was funded upon closing. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). Because the regulatory milestones for the second and third tranches were not met, $75 million of the optional funding is not available. For tranches one, four and five, we expect to receive a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter of the funding date of each tranche. In the fourth quarter of 2023, we began receiving quarterly payments on the return of the first tranche. As of March 31, 2024, $175 million remained available under the Cytokinetics Funding Commitments.

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

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term strategic funding agreement with MorphoSys AG (“MorphoSys”) to support its acquisition of Constellation Pharmaceuticals, Inc. In September 2022, we provided MorphoSys funding of $300 million (“Development Funding Bonds”). We expect to receive a return of 2.2 times the Development Funding Bonds, payable on a quarterly basis over nine years, with the first payment beginning in the fourth quarter of 2024.

We elected the fair value option to account for the Development Funding Bonds as it most accurately reflects the nature of these instruments. The Development Funding Bonds are recorded within Available for sale debt securities on the condensed consolidated balance sheets. The changes in the fair value of the Development Funding Bonds are recorded within Gains on available for sale debt securities in the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our available for sale debt securities recorded at fair value (in thousands):

	Cost	Unrealized Gains	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of March 31, 2024
Debt securities(1)	$359,923	$142,777	$502,700	$29,000	$473,700	$—	$502,700
Funding commitments(2)	(7,300)	4,080	(3,220)	—	—	(3,220)	(3,220)
Total available for sale debt securities	$352,623	$146,857	$499,480	$29,000	$473,700	$(3,220)	$499,480

As of December 31, 2023
Debt securities(1)	$359,667	$95,733	$455,400	$18,300	$437,100	$—	$455,400
Funding commitments(2)	(7,300)	6,400	(900)	—	—	(900)	(900)
Total available for sale debt securities	$352,367	$102,133	$454,500	$18,300	$437,100	$(900)	$454,500
(1)The cost associated with the funded Cytokinetics Commercial Launch Funding reflects the fair value on the purchase date which is amortized as we received quarterly repayments on the first tranche. The cost of the Development Funding Bonds represents the amount funded.
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

4. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$581,666	$—	$—	$581,666	$157,420	$—	$—	$157,420
Available for sale debt securities(2)	—	—	29,000	29,000	—	—	18,300	18,300
Total current assets	$581,666	$—	$29,000	$610,666	$157,420	$—	$18,300	$175,720

Equity securities(3)	277,217	—	—	277,217	199,190	—	297	199,487
Available for sale debt securities(2)	—	—	473,700	473,700	—	—	437,100	437,100
Royalty at fair value(3)	—	—	—	—	—	—	1,778	1,778
Total non-current assets	$277,217	$—	$473,700	$750,917	$199,190	$—	$439,175	$638,365

Liabilities:
Funding commitments(4)	—	—	(3,220)	(3,220)	—	—	(900)	(900)
Total non-current liabilities	$—	$—	$(3,220)	$(3,220)	$—	$—	$(900)	$(900)
(1)Recorded within Cash and cash equivalents on the condensed consolidated balance sheets.
(2)Reflects the fair value of the Development Funding Bonds and the funded Cytokinetics Commercial Launch Funding.
(3)Fair values reflected within Level 3 are related to equity securities and a revenue participation right acquired from ApiJect Holdings, Inc. (“ApiJect”). We estimated the fair values related to both instruments using a discounted cash flow with Level 3 inputs including forecasted cash flows and the weighted average cost of capital. The revenue participation right was recorded within Other assets on the condensed consolidated balance sheet as of December 31, 2023. See Note 7–Non-Consolidated Affiliates for additional discussion.
(4)Related to the fair value of the Cytokinetics Funding Commitments recorded within Other liabilities on the condensed consolidated balance sheets.

For the first quarter of 2024 and 2023, we recognized gains of $77.7 million and losses of $10.8 million, respectively, on equity securities still held as of March 31, 2024.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended March 31, 2024
	Equity Securities	Debt Securities	Funding Commitments	Royalty at Fair Value
Balance at the beginning of the period	$297	$455,400	$(900)	$1,778
Losses on equity securities	(297)	—	—	—
Gains/(losses) on available for sale debt securities included in earnings	—	48,740	(2,320)	—
Other non-operating expense	—	—	—	(1,778)
Redemptions(1)	—	(1,440)	—	—
Balance at the end of the period	$—	$502,700	$(3,220)	$—
(1)Amount relates to the quarterly repayment from the first tranche of the Cytokinetics Commercial Launch Funding.

	For the Three Months Ended March 31, 2023
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instruments(1)	Royalty at Fair Value
Balance at the beginning of the period	$8,472	$227,600	$(2,500)	$96,610	$14,500
Losses on equity securities	(437)	—	—	—	—
Gains on derivative financial instruments	—	—	—	7,090	—
Gains/(losses) on available for sale debt securities included in earnings	—	42,100	(9,800)	—	—
Other non-operating expense	—	—	—	—	(256)
Settlements	—	—	—	(94,320)	—
Balance at the end of the period	$8,035	$269,700	$(12,300)	$9,380	$14,244
(1)Represents the embedded derivative instruments related to our option to accelerate the zavegepant milestone payments into a single payment. In March 2023, the U.S. Food and Drug Administration (“FDA”) approved Zavzpret, the intranasal formulation of zavegepant, and we received a $475 million milestone payment which resulted in partial settlement of the derivative instruments.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 3 measurement as of March 31, 2024 and December 31, 2023 in the fair value hierarchy. As of March 31, 2024 and December 31, 2023, we did not have any financial instruments recorded at fair value using Level 2 inputs.

Cytokinetics Commercial Launch Funding and Cytokinetics Funding Commitments

We estimated the fair value of the funded Cytokinetics Commercial Launch Funding as of March 31, 2024 and December 31, 2023 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Commercial Launch Funding require significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We estimated the fair value of the Cytokinetics Funding Commitments as of March 31, 2024 and December 31, 2023 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of March 31, 2024 and December 31, 2023, this methodology incorporates Level 3 fair value measurements and inputs, including the probability of a change of control event occurring during the investment term, an assumed interest rate volatility of 37.5% as of each date and an assumed risk-adjusted discount rate of 11.7% and 10.9%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

MorphoSys Development Funding Bonds

We estimated the fair value of the Development Funding Bonds as of March 31, 2024 and December 31, 2023 based on a discounted cash flow calculation using estimated risk-adjusted discount rates, which are Level 3 fair value inputs. Our estimate of the risk adjusted discount rates could reasonably be different than the discount rates selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. Financial royalty assets do not include development stage products for which the purchase price was expensed as upfront research and development (“R&D”) upon acquisition, or for which we provide and expense ongoing R&D funding. Refer to Note 8–Research and Development Funding Expense for additional discussion.

The fair value of financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based on inputs that are both significant and unobservable. Management calculates the fair value of financial royalty assets using forecasted royalty receipts based on the projected product sales for all royalty bearing products which are estimated using sell-side equity research analysts’ consensus sales forecasts. These projected future royalty receipts by asset, along with any projected incoming or outgoing milestone payments, are then discounted to a present value using appropriate individual discount rates.

The current portion of financial royalty assets included approximately 13.2% and 10.1% attributable to legacy non-controlling interests as of March 31, 2024 and December 31, 2023, respectively. The fair value of the non-current portion of financial royalty assets included approximately 9.2% and 9.4% attributable to legacy non-controlling interests as of March 31, 2024 and December 31, 2023, respectively.

The estimated fair values and related carrying values of the current and non-current portions of financial royalty assets are presented below (in thousands):

	As of March 31, 2024		As of December 31, 2023
Financial Royalty Assets	Fair Value	Carrying Value, Net	Fair Value	Carrying Value, Net
Current	$660,482	$660,482	$738,438	$738,438
Non-current	18,546,190	13,465,407	19,077,706	14,088,655
Total financial royalty assets	$19,206,672	$14,125,889	$19,816,144	$14,827,093

5. Financial Royalty Assets

Financial royalty assets consist of contractual rights to cash flows relating to royalties derived from the expected sales of patent-protected biopharmaceutical products that entitle us and our subsidiaries to receive a portion of income from the sale of such products by third parties.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets are as follows (in thousands):

		As of March 31, 2024
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$5,266,693	$(393,000)	$4,873,693
Evrysdi	2035-2036	1,803,179	(24,931)	1,778,248
Trelegy	2029-2030	1,171,848	—	1,171,848
Tysabri	(3)	1,460,897	(451,755)	1,009,142
Tremfya	2031-2032	927,609	(137,217)	790,392
Xtandi	2027-2028	878,728	(252,310)	626,418
Other	2024-2041	6,265,680	(2,252,494)	4,013,186
Total		$17,774,634	$(3,511,707)	$14,262,927
Less: Cumulative allowance for credit losses (Note 6)				(137,038)
Total current and non-current financial royalty assets, net				$14,125,889
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
(2)Royalty is perpetual; range shown assumes approval of the vanzacaftor/tezacaftor/deutivacaftor combination product and represents expected patent expiration and potential sales decline based on timing of potential generic entry.
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

As of March 31, 2024, the balance of $14.1 billion above for total current and non-current financial royalty assets, net included $629.6 million in unapproved financial royalty assets held at cost primarily related to olpasiran, pelacarsen, KarXT and seltorexant.

		As of December 31, 2023
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value(4)
Cystic fibrosis franchise	2037(2)	$5,288,833	$(2,539)	$5,286,294
Evrysdi	2035-2036	1,793,088	—	1,793,088
Trelegy	2029-2030	1,208,807	—	1,208,807
Tysabri	(3)	1,511,957	(434,568)	1,077,389
Tremfya	2031-2032	927,488	(120,733)	806,755
Xtandi	2027-2028	911,045	(268,701)	642,344
Other	2024-2041	6,251,020	(2,100,897)	4,150,123
Total		$17,892,238	$(2,927,438)	$14,964,800
Less: Cumulative allowance for credit losses (Note 6)				(137,707)
Total current and non-current financial royalty assets, net				$14,827,093
(1)Durations shown represent our estimates as of December 31, 2023 of when a royalty will substantially end, which may vary by geography and may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of regulatory exclusivity and patent expiration dates (which may include estimated patent term extensions) or other factors. There can be no assurances that our royalties will expire when expected.
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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses (in thousands):

Activity for the Period
Balance at December 31, 2023(1)	$(3,065,145)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(635,801)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	51,532
Current period provision for credit losses, net	669
Balance at March 31, 2024	$(3,648,745)
(1)Includes $137.7 million related to cumulative allowance for credit losses.

7. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ApiJect

In April 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. No amounts were due from or to ApiJect as of March 31, 2024 and December 31, 2023. Our equity investment in ApiJect and the revenue participation right had no remaining fair value as of March 31, 2024.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that report on a lag. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. Equity in earnings from the Legacy SLP Interest is recorded within Equity in losses/(earnings) of equity method investees. We recorded a loss allocation of $9.4 million and an income allocation of $1.7 million in the first quarter of 2024 and 2023, respectively. We collected cash receipts from the Legacy SLP Interest of $5.0 million and $2.6 million in the first quarter of 2024 and 2023, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. Equity in earnings from the Avillion Entities is recorded within Equity in losses/(earnings) of equity method investees. During the first quarter of 2024 and 2023, we recorded a loss allocation of $4.8 million and an income allocation of $32.9 million, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million and $13.6 million in the first quarter of 2024 and 2023, respectively.

In May 2018, RPIFT entered into an agreement with Avillion II, which was subsequently amended, to fund a total of $155 million over multiple years for a portion of the costs of Phase 2 and 3 clinical trials to advance Airsupra, formerly known as PT027, which was approved by the FDA in January 2023. Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. In the first quarter of 2023, AstraZeneca notified Avillion II that it elected to pay a fee of $80 million to Avillion II to exercise an option to commercialize Airsupra in the United States and we received our pro rata portion of the exercise fee of $34.8 million from Avillion II.

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of March 31, 2024 and December 31, 2023, we had unfunded commitments related to the Avillion Entities of $14.3 million and $16.3 million, respectively.

8. Research and Development (R&D) Funding Expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. R&D funding expense includes development-stage funding payments made to counterparties on an upfront basis or upon pre-approval milestones, and development-stage funding payments that are made to counterparties over time as the related product candidates undergo clinical trials with our counterparties. During the first quarter of 2024 and 2023, we did not enter into any new ongoing R&D funding arrangements.

We recognized R&D funding expense of $0.5 million in each of the first quarter of 2024 and 2023 related to ongoing development-stage funding payments.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of March 31, 2024	As of December 31, 2023
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Unamortized debt discount and issuance costs			(160,624)	(164,715)
Total debt carrying value			6,139,376	6,135,285
Less: Current portion of long-term debt			—	—
Total long-term debt			$6,139,376	$6,135,285

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly-owned subsidiary. We are required to comply with certain covenants under our Notes and as of March 31, 2024, we were in compliance with all applicable covenants.

As of March 31, 2024 and December 31, 2023, the fair value of our outstanding Notes using Level 2 inputs was approximately $5.1 billion.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into to the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024, we entered into Amendment No. 4 to the Credit Agreement to make certain technical modifications. As of March 31, 2024 and December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, portfolio cash flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of March 31, 2024, RP Holdings was in compliance with these covenants.

Principal Payments on the Notes

The future principal payments for our borrowings as of March 31, 2024 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2024	$—
2025	1,000,000
2026	—
2027	1,000,000
2028	—
Thereafter	4,300,000
Total(1)	$6,300,000
(1)Excludes unamortized debt discount and issuance costs of $160.6 million as of March 31, 2024, which are amortized through interest expense over the remaining life of the underlying debt obligations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Shareholders’ Equity

Capital Structure

We have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of March 31, 2024, we have 450,981 thousand Class A ordinary shares and 146,456 thousand Class B ordinary shares outstanding.

An exchange agreement entered into by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP and EPA Holdings (as amended from time to time, the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests indirectly held by the Continuing Investors Partnerships for our Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for our Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. Such deferred shares are non-voting and do not confer a right to participate in the profits of the Company or any right to receive dividends. As of March 31, 2024, we have 388,927 thousand deferred shares outstanding.

In addition, we have in issue 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. As required by the U.K. Companies Act 2006, the Class R redeemable shares were issued to ensure Royalty Pharma Limited had sufficient sterling denominated share capital upon its re-registration in 2020 as Royalty Pharma plc, a public company. The Class R redeemable shares may be redeemed at our option in the future. Any such redemption would be at the nominal value of £1 each.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027 and repurchases may be made in the open market or in privately negotiated transactions. In the first quarter of 2024 and 2023, we did not repurchase any Class A ordinary shares.

Non-Controlling Interests

The changes in the balances of our non-controlling interests are as follows (in thousands):

	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2023	$1,339,716	$2,218,076	$—	$3,557,792
Contributions	1,293	1,119	—	2,412
Distributions	(92,400)	(32,011)	—	(124,411)
Other exchanges	—	(62,777)	—	(62,777)
Net (loss)/income	(10,590)	1,539	—	(9,051)
March 31, 2024	$1,238,019	$2,125,946	$—	$3,363,965

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2022	$(597)	$1,527,887	$2,369,933	$—	$3,897,223
Contributions	—	3,795	914	—	4,709
Distributions	(568)	(95,149)	(33,394)	—	(129,111)
Other exchanges	—	—	(72,904)	—	(72,904)
Net income	1,025	44,052	123,257	—	168,334
March 31, 2023	$(140)	$1,480,585	$2,387,806	$—	$3,868,251

Continuing Investors Partnerships

The Continuing Investors Partnerships hold the number of our Class B ordinary shares equal to the number of RP Holdings Class B Interests indirectly held by them. As the Continuing Investors Partnerships exchange RP Holdings Class B Interests indirectly held by them for Class A ordinary shares, the Continuing Investors Partnerships’ indirect ownership in RP Holdings decreases. We operate and control the business affairs of RP Holdings through our ownership of RP Holdings Class A Interests and RP Holdings Class B Interests. In connection with our repurchase of Class A ordinary shares that began in the second quarter of 2023, RP Holdings also began to retire RP Holdings Class A Interests held by us which reduces our ownership in RP Holdings. The change in RP Holdings ownership between the Continuing Investors Partnerships and us as a result of (1) the exchanges of RP Holding Class B Interests for Class A ordinary shares and (2) retirement of RP Holdings Class A Interests is reflected through Other exchanges in the above tables and in our condensed consolidated statements of shareholders’ equity.

As of March 31, 2024, the Continuing Investors Partnerships indirectly owned approximately 25% of RP Holdings with the remaining 75% owned by Royalty Pharma plc. As of March 31, 2023, the Continuing Investors Partnerships indirectly owned approximately 26% of RP Holdings with the remaining 74% owned by Royalty Pharma plc.

RPSFT

We historically reported a non-controlling interest related to a de minimis interest in RPCT held by RPSFT. In December 2023, we acquired the remaining interest in RPCT held by RPSFT by effectively purchasing the net assets of RPSFT and its parent entities, which primarily consisted of cash and RPSFT’s right to receive a portion of royalties received by RPCT. The purchase price of approximately $11.4 million was recorded within Other current liabilities on the condensed consolidated balance sheet as of December 31, 2023. The purchase price was subject to post-closing adjustments, primarily related to the final determination of net asset values and liquidation costs. In the first quarter of 2024, the purchase price was finalized at approximately $12.5 million and partially paid with $9.0 million remaining to be paid and recorded within Other current liabilities on the condensed consolidated balance sheet as of March 31, 2024. Following this transaction in December 2023, RPSFT no longer holds a non-controlling interest in RPCT.

RP Holdings Class C Special Interest Held by EPA Holdings

EPA Holdings, an affiliate of the Manager, is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period are grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, EPA Holdings is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards will be allocated to EPA Holdings, as the holder of the RP Holdings Class C Special Interest, and recorded as Net (loss)/income attributable to non-controlling interests in the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. EPA Holdings may also receive a periodic cash advance in respect of the RP Holdings Class C Special Interest to the extent necessary for EPA Holdings or any of its beneficial owners to pay when due any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest. The Equity Performance Awards will be reflected as a transaction between equity holders in the condensed consolidated statements of shareholders’ equity and related periodic cash distributions will presented as a financing activity in the condensed consolidated statements of cash flows. We do not expect any material Equity Performance Awards to be payable until certain performance conditions discussed above are met. Similarly, we do not expect any material income to be allocated to EPA Holdings until such performance conditions are met.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. In the first quarter of 2024, we declared and paid one quarterly cash dividend of $0.21 per Class A ordinary share in an aggregate amount of $93.8 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan and Share-based Compensation

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares were authorized for issuance in the form of RSUs to our independent directors. RSUs granted under the plan generally vest over one year with the associated share-based compensation expense recorded as part of General and administrative expenses in the condensed consolidated statements of operations. In the first quarter of 2024 and 2023, we did not recognize material share-based compensation expense.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Earnings per Share

In the first quarter of 2024 and 2023, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Numerator
Consolidated net (loss)/income	$(4,273)	$509,089
Less: Net income attributable to continuing non-controlling interests	1,539	123,257
Less: Net (loss)/income attributable to legacy non-controlling interests	(10,590)	45,077
Net income attributable to Royalty Pharma plc - basic	4,778	340,755
Add: Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B ordinary shares	1,539	123,257
Net income attributable to Royalty Pharma plc - diluted	$6,317	$464,012

Denominator
Weighted average Class A ordinary shares outstanding - basic	448,623	445,612
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	148,812	161,612
Unvested RSUs	44	27
Weighted average Class A ordinary shares outstanding - diluted	597,479	607,251

Earnings per Class A ordinary share - basic	$0.01	$0.76
Earnings per Class A ordinary share - diluted	$0.01	$0.76

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Indirect Cash Flow

Adjustments to reconcile consolidated net (loss)/income to net cash provided by operating activities are summarized below (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Consolidated net (loss)/income	$(4,273)	$509,089
Adjustments to reconcile consolidated net (loss)/income to net cash provided by operating activities:
Income from financial royalty assets	(541,546)	(664,687)
Provision for changes in expected cash flows from financial royalty assets	583,600	118,804
Amortization of debt discount and issuance costs	4,349	5,324
Gains on derivative financial instruments	—	(7,090)
(Gains)/losses on equity securities	(77,730)	10,818
Equity in losses/(earnings) of equity method investees	14,149	(34,606)
Distributions from equity method investees	13,396	16,267
Share-based compensation	612	573
Gains on available for sale debt securities	(46,420)	(32,300)
Other	3,047	3,147
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	744,949	1,151,635
Other royalty income receivable	178	(1,200)
Other current assets	13,028	275
Accounts payable and accrued expenses	(3,614)	(1,249)
Interest payable	(39,087)	(40,963)
Net cash provided by operating activities	$664,638	$1,033,837

13. Commitments and Contingencies

Cytokinetics Funding Commitments

As of March 31, 2024, $125 million remained available under the Cytokinetics Funding Commitments and Cytokinetics is required to draw $50 million if a certain contingency is met.

Teva Development Funding Commitments

In November 2023, we entered into a funding agreement with Teva Pharmaceuticals International GmbH, a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”) to acquire a royalty interest in olanzapine LAI (TEV-’749). Under this agreement, we are committed to fund up to $100 million of the ongoing development of TEV-’749, or $125 million upon mutual agreement with Teva. In the first quarter of 2024, we funded $35 million. Our funding to acquire the royalty interest is classified as a financial royalty asset. As of March 31, 2024, we had unfunded commitments of $65 million under this agreement.

Other Commitments

We have commitments to advance funds to counterparties through our investment in the Avillion Entities. Please refer to Note 7–Non-Consolidated Affiliates for details of these arrangements. We also have requirements to make Operating and Personnel Payments (defined below) over the life of the Management Agreement as described in Note 14–Related Party Transactions.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

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

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, are recognized within General and administrative expenses in the condensed consolidated statements of operations. During the first quarter of 2024 and 2023, total operating and personnel payments incurred, including the amounts attributable to Old RPI, were $48.3 million and $75.0 million, respectively.

Distributions Payable to Legacy Non-Controlling Interests

The contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPI ICAV are presented in the Distributions payable to legacy non-controlling interests on the condensed consolidated balance sheets.

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

As of March 31, 2024 and December 31, 2023, the financial royalty asset of $68.3 million and $75.6 million, respectively, on the condensed consolidated balance sheets represented only our right to the future payment streams acquired from BMS.

Other Transactions

In January 2024, we acquired a royalty interest in ecopipam which was previously owned by Psyadon Pharmaceuticals, Inc. (“Psyadon”). Errol De Souza, Ph.D., an independent director on our board of directors, was a shareholder of Psyadon. In connection with this transaction, Dr. De Souza received an upfront payment of $2.5 million and could receive milestone payments of up to $2.22 million in the future.

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI Inc. (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both March 31, 2024 and December 31, 2023. The financial impact associated with this transaction has not been material to date.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.6 million were held by non-controlling interests as of March 31, 2024 and December 31, 2023.

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

15. Subsequent Events

In May 2024, we announced that we will acquire royalties and milestones on frexalimab, which is owned by ImmuNext, Inc., for approximately $525 million, including estimated transaction costs. Following the closing of the transaction, we are entitled to receive royalties on the annual worldwide net sales of frexalimab and milestones related to the achievement of certain commercial and regulatory events. Frexalimab, in development by Sanofi, is a second generation anti-CD40 ligand monoclonal antibody. Frexalimab is being evaluated in Phase 3 clinical studies for the treatment of multiple sclerosis and is in Phase 2 clinical studies for systemic lupus erythematosus and Type 1 Diabetes.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations, cash flows, other changes in financial condition and business performance. MD&A is provided as a supplement to, and should be read in conjunction with, our 2023 Annual Report on Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Special Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in Part II, Item 1A. Risk Factors.

Royalty Pharma plc is a public limited company that was incorporated under the laws of England and Wales to facilitate our initial public offering (“IPO”) in 2020. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis.

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta, GSK’s Trelegy, Roche’s Evrysdi, Johnson & Johnson’s Tremfya, Biogen’s Tysabri and Spinraza, AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, Novartis’ Promacta, Pfizer’s Nurtec ODT, Gilead’s Trodelvy, among others, and 15 development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

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

In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT owned by RPSFT and, as such, RPSFT no longer holds a non-controlling interest in RPCT. Prior to December 2023, we reported non-controlling interest related to a de minimis interest in RPCT held by RPSFT, which also existed prior to our IPO.

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

As a result of the non-cash charges associated with applying the effective interest method accounting methodology to our financial royalty assets, our condensed consolidated statements of operations activity can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise and shortly after, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expense in our condensed consolidated statements of operations. Over the course of 10 quarters, we continued to recognize non-cash provision expense because of these changes in sales forecasts, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty, resulting in the reversal of the remaining $1.10 billion cumulative allowance. The recognition of the associated non-cash provision income of $1.10 billion in 2019 was not tied to royalty receipts, but rather to the increase in sales forecasts. This example illustrates the volatility caused by our accounting model in our condensed consolidated statements of operations.

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

2. A de minimis interest in RPCT held by RPSFT. In December 2023, we acquired the remaining interest in RPCT that was held by RPSFT and, as such, RPSFT no longer holds a non-controlling interest in RPCT.

The Legacy Investors Partnership together with RPSFT are referred to as the “legacy non-controlling interests.” The legacy non-controlling interests are the only historical non-controlling interests that existed prior to our IPO.

Additionally, following the consummation of our IPO, we also report non-controlling interests related to:

3. The Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests was approximately 25% as of March 31, 2024. RP Holdings Class B Interests are exchangeable into Class A ordinary shares. As the Continuing Investors Partnerships conduct exchanges, the Continuing Investors Partnerships’ ownership in RP Holdings decreases and the value of this non-controlling interest decreases. Additionally, RP Holdings began to retire RP Holdings Class A Interests held by us in connection with our repurchase of Class A ordinary shares. As RP Holdings retires RP Holdings Class A Interests, our ownership in RP Holdings decreases and the value of this non-controlling interest increases.

The Continuing Investors Partnerships are referred to as the “continuing non-controlling interests.”

4. RPI EPA Holdings, LP’s (“EPA Holdings”) ownership of RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”).

EPA Holdings is entitled to receive equity distributions through its RP Holdings Class C Special Interest (“Equity Performance Awards”). Equity Performance Awards owed to EPA Holdings will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interest related to the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. EPA Holdings may also receive a periodic cash advance in respect of the RP Holdings Class C Special Interest to the extent necessary for EPA Holdings or any of its beneficial owners to pay when due any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest. We currently expect Equity Performance Awards to become payable in the next two years when certain performance conditions are projected to be met.

Total income and other revenues

Total income and other revenues is primarily comprised of interest income from our financial royalty assets and royalty income generally arising from successful commercialization of products developed through research and development (“R&D”) funding arrangements. Most of our royalties are classified as financial assets as our ownership rights are generally protective and passive in nature. In certain instances, we may acquire a royalty that includes more substantial rights or ownership of the underlying intellectual property, we classify such royalties as intangible assets and recognize revenue from these intangible royalty assets.

The royalty payors that accounted for greater than 10% of our total income and other revenues are shown in the table below:

		For the Three Months Ended March 31,
Royalty Payor	Royalty	2024	2023
Vertex	Cystic fibrosis franchise	38%	30%
Roche	Evrysdi, Mircera, Gavreto	10%	*
Pfizer	Nurtec ODT, Zavzpret	*	23%
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

Variables affecting the recognition of interest income from financial royalty assets under the prospective effective interest method include any one of the following: (1) additional acquisitions, (2) changes in expected cash flows of the underlying pharmaceutical products, derived primarily from sell-side equity research analysts’ consensus sales forecasts, (3) regulatory approval of additional indications which leads to new cash flow streams, (4) changes to the estimated duration of the royalty (e.g., patent expiration date), (5) changes in amounts and timing of projected royalty receipts and milestone payments and (6) changes in the portion of sales that are subject to the royalty, which is referred to as royalty bearing sales. Our financial royalty assets are directly linked to sales of underlying pharmaceutical products whose life cycle typically peaks at a point in time, followed frequently by declining sales trends due to the entry of generic competition, resulting in natural declines in the asset balance and periodic interest income over the life of our royalties. The recognition of interest income from royalties requires management to make estimates and assumptions around many factors, including those impacting the variables noted above.

Other royalty income and revenues

Other royalty income and revenues primarily includes income from financial royalty assets that have been fully amortized and income from synthetic royalties and milestones arising out of R&D funding arrangements. Occasionally, a royalty asset may be amortized on an accelerated basis due to collectability concerns, which, if resolved, may result in future cash collections when no financial royalty asset remains. Similarly, we may continue to collect royalties on a fully amortized financial royalty asset beyond the estimated duration. In each scenario where a financial royalty asset has been fully amortized, income from such royalty is recognized as Other royalty income and revenues. Other royalty income and revenues also includes revenues from intangible royalty assets and income from royalties that are recorded at fair value on our condensed consolidated balance sheets.

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

As discussed above, income is accreted on our financial royalty assets using the effective interest method. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly in the statements of operations through the line item Provision for changes in expected cash flows from financial royalty assets. If, in a subsequent period, there is an increase in expected cash flows or if actual cash flows are greater than cash flows previously expected, we reverse the provision expense previously recorded in part or in full by recording a credit to the provision.

The same variables and management’s estimates affecting the recognition of interest income on our financial royalty assets noted above also directly impact the provision.

R&D funding expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. It includes development-stage funding payments to counterparties that are made upfront or upon pre-approval milestones, and development-stage funding payments that are made to counterparties over time as the related product candidates undergo clinical trials with our counterparties.

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

Net (loss)/income attributable to non-controlling interests

The net (loss)/income attributable to non-controlling interests includes (loss)/income attributable to the legacy non-controlling interests and the continuing non-controlling interests. Following our acquisition of the remaining non-controlling interest in RPCT held by RPSFT in December 2023, and since the Legacy Investors Partnerships no longer participate in investment opportunities, the related net income attributable to the legacy non-controlling interests is expected to decline over time as the assets held by Old RPI and RPI ICAV mature.

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

Results of Operations

The comparison of our historical results of operations is as follows (in thousands):

	For the Three Months Ended March 31,		Change
	2024	2023	$	%
Income and other revenues
Income from financial royalty assets	$541,546	$664,687	(123,141)	(18.5)
Other royalty income and revenues	26,432	19,284	7,148	37.1
Total income and other revenues	567,978	683,971	(115,993)	(17.0)
Operating expenses
Provision for changes in expected cash flows from financial royalty assets	583,600	118,804	464,796	391.2
Research and development funding expense	500	500	—	—
General and administrative expenses	57,652	85,695	(28,043)	(32.7)
Total operating expenses, net	641,752	204,999	436,753	213.1
Operating (loss)/income	(73,774)	478,972	(552,746)	*
Other expense/(income)
Equity in losses/(earnings) of equity method investees	14,149	(34,606)	48,755	*
Interest expense	44,232	46,950	(2,718)	(5.8)
Other income, net	(127,882)	(42,461)	(85,421)	201.2
Total other income, net	(69,501)	(30,117)	(39,384)	130.8
Consolidated net (loss)/income	(4,273)	509,089	(513,362)	*
Net (loss)/income attributable to non-controlling interests	(9,051)	168,334	(177,385)	*
Net income attributable to Royalty Pharma plc	$4,778	$340,755	(335,977)	(98.6)
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products is as follows, in order of contribution to income for the first quarter of 2024 (in thousands):

	For the Three Months Ended March 31,		Change
	2024	2023	$	%
Cystic fibrosis franchise	$217,434	$204,536	12,898	6.3
Evrysdi	54,993	17,768	37,225	209.5
Tremfya	36,290	39,770	(3,480)	(8.8)
Imbruvica	34,969	56,597	(21,628)	(38.2)
Trelegy	33,626	30,688	2,938	9.6
Tysabri	32,720	44,180	(11,460)	(25.9)
Other products	131,514	271,148	(139,634)	(51.5)
Total income from financial royalty assets	$541,546	$664,687	(123,141)	(18.5)

Income from financial royalty assets decreased by $123.1 million, or 18.5%, in the first quarter of 2024 compared to the first quarter of 2023, primarily due to the U.S. Food and Drug Administration (“FDA”) approval of Pfizer’s Zavzpret in March 2023. This FDA approval resulted in our receipt of a $475.0 million milestone payment and $153.6 million of interest income recognized in the first quarter of 2023 which were non-recurring. The decrease was partially offset by the increase in income from Evrysdi attributable to the incremental royalty that we acquired in the fourth quarter of 2023.

Other royalty income and revenues

Other royalty income and revenues increased by $7.1 million, or 37.1% in the first quarter of 2024 compared to the first quarter of 2023, primarily related to the sales growth of Trodelvy.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
Royalty		Royalty
Cystic fibrosis franchise	$390,462	Imbruvica	$198,081
Crysvita	127,989	Tremfya	63,894
Evrysdi	24,931	Tazverik	(37,938)
Cabozantinib	20,361	IDHIFA	(45,404)
Tysabri	17,187	Evrysdi	(46,077)
Other	3,339	Other	(21,167)
Total provision, exclusive of provision for credit losses	584,269	Total provision, exclusive of provision for credit losses	111,389
Provision for current expected credit losses	(669)	Provision for current expected credit losses	7,415
Total provision	$583,600	Total provision	$118,804

In the first quarter of 2024, we recorded provision expense of $583.6 million, comprised of $584.3 million in provision expense for changes in expected cash flows and $0.7 million in provision income for current expected credit losses. We recorded provision expense for changes in expected cash flows related to the cystic fibrosis franchise, primarily due to the inclusion of consensus estimates for Vertex’s new triple combination therapy following disclosure of the Phase III clinical data and the conservative assumption that royalties are only collected on the tezacaftor component of the new triple combination therapy and not the deuterated ivacaftor component. Although we believe that the deuterated ivacaftor component of Vertex’s new triple combination is the same as ivacaftor and is therefore royalty-bearing, Vertex has made public statements that it believes the deuterated ivacaftor component is not royalty-bearing. If deuterated ivacaftor is determined to be royalty-bearing, we may recognize provision income in our results of operations at that time. Additionally, we recorded provision expense for Crysvita due to declines in sales forecasts.

In the first quarter of 2023, we recorded provision expense of $118.8 million, comprised of $111.4 million in provision expense for changes in expected cash flows and $7.4 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows for Imbruvica and Tremfya, primarily due to significant declines in sell-side equity research analysts’ consensus sales forecasts, which was partially offset by provision income recorded for Evrysdi, IDHIFA and Tazverik due to significant increases in sell-side equity research analysts’ consensus forecasts. The provision expense for current expected credit losses was primarily driven by an increase in the financial asset value for Tazverik, which resulted in a corresponding impact to the related provision for current expected credit losses.

R&D funding expense

R&D funding expense was relatively flat in the first quarter of 2024 compared to the first quarter of 2023.

G&A expenses

G&A expenses decreased by $28.0 million, or 32.7%, in the first quarter of 2024 compared to the first quarter of 2023, primarily from lower Operating and Personnel Payments in the current period. The higher expense in the first quarter of 2023 was due to higher Portfolio Receipts which included the receipt of a $475.0 million Zavzpret milestone payment in the first quarter 2023, which was non-recurring.

Equity in losses/(earnings) of equity method investees

Equity in losses of equity method investees was $14.1 million in the first quarter of 2024 compared to equity in earnings of equity method investees of $34.6 million in the first quarter of 2023, primarily driven by a loss allocation from the Avillion Entities of $4.8 million in the first quarter of 2024 as compared to an income allocation of $32.9 million in the first quarter of 2023. The income allocation in the first quarter of 2023 from the Avillion Entities was primarily driven by an $80 million payment the Avillion Entities received related to AstraZeneca’s election to exercise an option to commercialize Airsupra in the United States.

Interest expense

Interest expense decreased by $2.7 million, or 5.8%, in the first quarter of 2024 compared to the first quarter of 2023, primarily due to the repayment of $1.0 billion of senior unsecured notes in September 2023 upon maturity. The weighted average coupon rate on our senior unsecured notes outstanding as of March 31, 2024 and 2023 was 2.48% and 2.24%, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of our debt financing arrangements.

Other income, net

Other income, net of $127.9 million in the first quarter of 2024 was primarily comprised of $77.7 million of gains on equity securities and $46.4 million of gains on available for sale debt securities. The gains on available for sale debt securities were primarily driven by the change in fair value of the Development Funding Bonds.

Other income, net of $42.5 million in the first quarter of 2023 was primarily comprised of $32.3 million of gains on available for sale debt securities and $16.7 million of interest income earned on cash held in banks. The gains on available for sale debt securities were primarily driven by the change in the fair value of the Development Funding Bonds.

Net (loss)/income attributable to non-controlling interests

Net loss attributable to the Legacy Investors Partnerships was $10.6 million in the first quarter of 2024 compared to net income attributable to the Legacy Investors Partnerships of $44.1 million in the first quarter of 2023. The net loss in the first quarter of 2024 was primarily driven by lower net income attributable to Old RPI as a result of increased provision expense.

Net income attributable to the Continuing Investors Partnerships decreased by $121.7 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to lower net income attributable to RP Holdings as a result of higher provision expense and lower interest income recognized in the first quarter of 2024. The higher interest income in the first quarter of 2023 was primarily driven by $153.6 million of interest income recognized following the FDA’s approval of Pfizer’s Zavzpret, which was non-recurring. Additionally, the exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT was $1.0 million in the first quarter of 2023. In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT owned by RPSFT and, as such, RPSFT no longer holds a non-controlling interest in RPCT.

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

Portfolio Receipts is defined as the sum of royalty receipts and milestones and other contractual receipts. Royalty receipts include variable payments based on sales of products, net of contractual payments to the legacy non-controlling interests, that are attributed to us (“Royalty Receipts”). Milestones and other contractual receipts include sales-based or regulatory milestones payments and other fixed contractual receipts, net of contractual payments to the legacy non-controlling interests, that are attributed to us. Portfolio Receipts does not include proceeds from equity securities or proceeds from purchases and sales of marketable securities, both of which are not central to our fundamental business strategy.

Portfolio Receipts is calculated as the sum of the following line items from our GAAP statements of cash flows: Cash collections from financial royalty assets, Cash collections from intangible royalty assets, Other royalty cash collections, Proceeds from available for sale debt securities and Distributions from equity method investees less Distributions to legacy non-controlling interests - Portfolio Receipts, which represent contractual distributions of Royalty Receipts, milestones and other contractual receipts to RPSFT and the Legacy Investors Partnerships.

Our portfolio consists of royalties on more than 35 marketed therapies and 15 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neuroscience, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including Royalty Receipts by product and milestones and other contractual receipts, in order of contribution to total Royalty Receipts for the first quarter of 2024 (in thousands):

Products	Marketer(s)	Therapeutic Area	For the Three Months Ended March 31,		Change
			2024	2023	$	%
Cystic fibrosis franchise(1)	Vertex	Rare disease	$218,453	$197,475	20,978	10.6
Trelegy	GSK	Respiratory	70,585	48,274	22,311	46.2
Tysabri	Biogen	Neuroscience	69,054	70,789	(1,735)	(2.5)
Imbruvica	AbbVie, Johnson & Johnson	Cancer	50,060	56,883	(6,823)	(12.0)
Evrysdi	Roche	Rare disease	44,952	17,533	27,419	156.4
Promacta	Novartis	Hematology	42,547	40,857	1,690	4.1
Xtandi	Pfizer, Astellas	Cancer	41,013	36,081	4,932	13.7
Tremfya	Johnson & Johnson	Immunology	36,170	31,588	4,582	14.5
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	17,827	15,590	2,237	14.3
Trodelvy	Gilead	Cancer	10,267	6,519	3,748	57.5
Erleada	Johnson & Johnson	Cancer	8,824	5,631	3,193	56.7
Orladeyo	BioCryst	Rare disease	8,718	6,792	1,926	28.4
Spinraza	Biogen	Rare disease	6,622	—	6,622	n/a
Nurtec ODT/Zavzpret	Pfizer	Neuroscience	6,257	4,484	1,773	39.5
Other products(2)			73,167	77,649	(4,482)	(5.8)
Royalty Receipts			$704,516	$616,145	88,371	14.3
Milestones and other contractual receipts			12,481	514,888	(502,407)	(97.6)
Portfolio Receipts			$716,997	$1,131,033	(414,036)	(36.6)
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Other products primarily include Royalty Receipts on the following products: Cimzia, Crysvita, Emgality, Entyvio, Farxiga/Onglyza, IDHIFA, Letairis, Lexiscan, Mircera, Nesina, Soliqua and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees on the statements of cash flows.

Analysis of Portfolio Receipts

Below we discuss the key drivers of Portfolio Receipts:

•Cystic fibrosis franchise – Royalty Receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, and which are marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $21.0 million in the first quarter of 2024 compared to the first quarter of 2023. The increase was primarily driven by the continued U.S. performance of Trikafta and the strong uptake of Kaftrio outside of the United States, including its uptake in younger age groups.

•Trelegy – Royalty Receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $22.3 million in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by increased patient demand, growth of the single inhaler triple therapy market and penetration of the class. The first quarter of 2024 also benefited from favorable returns and rebate adjustments.

•Tysabri – Royalty Receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $1.7 million in the first quarter of 2024 compared to the first quarter of 2023, primarily attributable to pricing pressure and competition.

•Imbruvica – Royalty Receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $6.8 million in the first quarter of 2024 compared to the first quarter of 2023. The decrease was largely due to competitive pressures.

•Evrysdi – Royalty Receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $27.4 million in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by strong performance in Europe and continued uptake in the United States and Japan, partially offset by lower sales in certain other international markets. We acquired an incremental royalty on Evrysdi in the fourth quarter of 2023, which contributed to Royalty Receipts beginning in the first quarter of 2024.

•Promacta – Royalty Receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, increased by $1.7 million in the first quarter of 2024 compared to the first quarter of 2023. This growth was primarily in the United States and driven by increased use in chronic ITP and severe aplastic anemia.

•Xtandi – Royalty Receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $4.9 million in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by growth in all regions excluding Greater China.

•Tremfya – Royalty Receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, increased by $4.6 million in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by favorable patient mix, market growth and market share gains.

•Cabometyx/Cometriq – Royalty Receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, increased by $2.2 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to the uptake in combination with Opdivo as a first-line treatment for patients with advanced renal cell carcinoma.

•Trodelvy – Royalty Receipts from Trodelvy, which is marketed by Gilead for the treatment of adult patients with metastatic triple-negative breast cancer and pre-treated hormone receptor (HR)-positive, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer, increased by $3.7 million in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by strong demand in second-line metastatic triple-negative breast cancer and pretreated HR+/HER2- metastatic breast cancer.

•Erleada – Royalty Receipts from Erleada, which is marketed by Johnson & Johnson for the treatment of patients with prostate cancer, increased by $3.2 million in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by continued share gains and market growth in metastatic castration-sensitive prostate cancer. We acquired an incremental royalty on Erleada in the second quarter of 2023.

•Orladeyo – Royalty Receipts from Orladeyo, which is marketed by BioCryst for the treatment of hereditary angioedema, increased by $1.9 million in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by continued strong patient uptake.

•Spinraza – Royalty Receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, were $6.6 million in the first quarter of 2024. Sales outside the United States were negatively impacted by the timing of shipments in certain markets, competition and pricing pressure, while U.S. sales were relatively consistent. We acquired the Spinraza royalty in the first quarter of 2023 and began receiving royalties in the second quarter of 2023.

•Nurtec ODT/Zavzpret – Royalty Receipts from Nurtec ODT, which is marketed by Pfizer for the acute treatment of migraine, increased by $1.8 million in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by volume growth.

•Other products – Royalty Receipts from other products decreased by $4.5 million in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by a decline in Lexiscan due to generic competition.

•Milestones and other contractual receipts decreased by $502.4 million in the first quarter of 2024 compared to the first quarter of 2023 primarily due to a $475.0 million milestone payment received following the FDA’s approval of Zavzpret in March 2023 and a $28.7 million payment from our joint venture investee, Avillion II, for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in United States in the first quarter of 2023.

Key Developments and Upcoming Events Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Cystic fibrosis franchise. In May 2024, Vertex announced that it submitted a New Drug Application and Marketing Authorization Application for the new triple combination therapy to the FDA and the European Medicines Agency, respectively, for approval. This follows positive Phase 3 results for the new triple combination therapy in February 2024.

In April 2024, Vertex announced that the European Commission had granted approval for the label expansion of Kalydeco for the treatment of infants down to one month of age with cystic fibrosis who have certain mutations in the cystic fibrosis transmembrane conductance regulator gene.

•Tremfya. In May 2024, Johnson & Johnson announced positive Phase 3 results for Tremfya in patients with moderately to severely active Crohn’s disease with inadequate response/intolerance to conventional therapies and/or biologics. Johnson & Johnson submitted applications to the European Medicines Agency seeking to expand the Marketing Authorization Application for Tremfya to include ulcerative colitis and Crohn’s disease.

•Xtandi. In April 2024, Astellas Pharma announced the European Commission approved a label extension for Xtandi as monotherapy or in combination with androgen deprivation therapy for the treatment of adult men with high-risk biochemical recurrent non-metastatic hormone-sensitive prostate cancer who are unsuitable for salvage-radiotherapy.

In January 2024, Pfizer announced that the European Commission had approved Talzenna (talazoparib), an oral poly ADP-ribose polymerase inhibitor, in combination with Xtandi, for the treatment of adult patients with metastatic castration-resistant prostate cancer in whom chemotherapy is not clinically indicated.

•Trodelvy. In January 2024, Gilead announced that the Phase 3 EVOKE-01 study evaluating Trodelvy compared to docetaxel did not meet its primary endpoint of overall survival in patients with previously treated metastatic non-small cell lung cancer.

Development-Stage Product Candidates

•TEV-’749. In May 2024, Teva Pharmaceuticals announced positive efficacy results from its Phase 3 trial evaluating TEV-’749, a once monthly subcutaneous long-acting injection of olanzapine, in adult patients with schizophrenia. Results demonstrated that TEV-’749 met its primary endpoint as measured by a change in the Positive and Negative Syndrome Scale (PANSS) total score from baseline after eight weeks compared to placebo. Additionally, no cases of Post-injection Delirium/Sedation Syndrome (PDSS) have been reported to date, after administration of approximately 80% of the minimal target injection number.

•KarXT. In March 2024, Bristol Myers Squibb announced that it completed its acquisition of Karuna. Bristol Myers acquired Karuna for $330 per share, for a total equity value of $14.0 billion. The New Drug Application for KarXT for the treatment of schizophrenia in adults was accepted for review by FDA, with a Prescription Drug User Fee Act date of September 26, 2024.

•Trontinemab. In March 2024, Roche held a neurology update event in which it announced that in people with Alzheimer’s Disease, trontinemab demonstrated rapid and robust amyloid plaque reduction at relatively low doses compared with standard Aβ monoclonal antibodies. The sustained low Amyloid Related Imaging Abnormalities incidence and overall favorable safety and tolerability profile support further investigation.

•Pelabresib. In February 2024, Novartis announced that it had entered into an agreement to make a voluntary public takeover offer to acquire MorphoSys for €68 per share, for a total equity value of €2.7 billion. The closing is expected in the first half of 2024.

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

During the first three months of 2024, we invested $93 million in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Royalty Acquisition Activities

•In May 2024, we announced that we will acquire royalties and milestones on frexalimab, which is owned by ImmuNext, Inc., for approximately $525 million, including estimated transaction costs. Following the closing of the transaction, we are entitled to receive royalties on the annual worldwide net sales of frexalimab and milestones related to the achievement of certain commercial and regulatory events. Frexalimab, in development by Sanofi, is a second generation anti-CD40 ligand monoclonal antibody. Frexalimab is being evaluated in Phase 3 clinical studies for the treatment of multiple sclerosis and is in Phase 2 clinical studies for systemic lupus erythematosus and Type 1 Diabetes.

•In January 2024, we acquired a royalty interest in ecopipam for an upfront payment of $49 million and up to $44 million in milestone payments contingent on the achievement of certain regulatory milestones. Ecopipam is in Phase 3 development by Emalex Biosciences for the treatment of Tourette Syndrome.

•In November 2023, we acquired a royalty interest in long-acting injectable olanzapine (TEV-’749) from Teva for up to $125 million to support the development of TEV-’749, a Phase 3 development-staged product for the treatment of schizophrenia.

•In October 2023, we acquired additional royalties on Roche’s Evrysdi, an approved product for the treatment of spinal muscular atrophy, from PTC for an upfront payment of $1 billion. Until December 31, 2025, PTC has an option to sell its retained royalties in five equal tranches for $500 million in the aggregate less royalties received by PTC in respect of its retained portion. If PTC exercises its options for fewer than three tranches, we have an option, until March 31, 2026, to acquire up to half of PTC’s retained royalties as of the October 2023 transaction (inclusive of any tranches for which PTC has exercised its options), for $250 million less royalties received by PTC and purchase prices paid for any tranches for which PTC has exercised its options.

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

•In March 2023, we acquired a royalty interest in KarXT from PureTech Health plc for an upfront payment of $100 million and up to $400 million in milestone payments contingent on the achievement of certain regulatory and commercial milestones. KarXT is in Phase 3 development by Karuna Therapeutics for the treatment of psychiatric and neurological conditions, including schizophrenia as a monotherapy and adjunctive therapy and psychosis in Alzheimer’s disease. Karuna Therapeutics was acquired by Bristol Myers Squibb in March 2024.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first quarter of 2024 and 2023, we generated $664.6 million and $1.0 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of March 31, 2024 and December 31, 2023, the par value of all of our outstanding senior unsecured notes was $6.3 billion. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility. A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 9–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activity (in thousands):

	For the Three Months Ended March 31,
	2024	2023	Change
Cash provided by (used in):
Operating activities	$664,638	$1,033,837	$(369,199)
Investing activities	(86,650)	(558,526)	471,876
Financing activities	(211,998)	(210,373)	(1,625)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities decreased by $369.2 million in the first quarter of 2024 compared to the first quarter of 2023, due to a decrease in cash collections from financial royalty assets of $406.7 million. In the first quarter 2023, we received a $475.0 million milestone payment related to Zavzpret. The decrease was partially offset by lower payments for operating and professional costs in the first quarter of 2024.

Investing Activities

Cash used in investing activities decreased by $471.9 million in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by a $515.6 million decrease in cash used for acquisitions of financial royalty assets.

Financing Activities

Cash used in financing activities was relatively flat in the first quarter of 2024 compared to the first quarter of 2023.

Sources of Capital

As of March 31, 2024 and December 31, 2023 our cash and cash equivalents totaled $843.0 million and $477.0 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings consisted of the following (in thousands):

	Date of Issuance	Maturity	As of March 31, 2024	As of December 31, 2023
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
Total senior unsecured debt			6,300,000	6,300,000
Unamortized debt discount and issuance costs			(160,624)	(164,715)
Total long-term debt			$6,139,376	$6,135,285

Senior Unsecured Notes

On July 26, 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) with a weighted average coupon rate of 2.80%. On September 2, 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes”) with a weighted average coupon rate of 2.13%. We refer to the 2020 Notes and 2021 Notes, collectively, as the “Notes.” The Notes require semi-annual interest payments. Indentures governing the Notes contain certain covenants with which we were in compliance as of March 31, 2024.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024, we entered into Amendment No. 4 to the Credit Agreement to make certain technical modifications. As of March 31, 2024, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement.

We were in compliance with the financial covenants as of March 31, 2024.

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

The table below presents Adjusted EBITDA and Portfolio Cash Flow, each as calculated according to their respective definition in our Credit Agreement (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Portfolio Receipts	$716,997	$1,131,033
Payments for operating and professional costs	(60,521)	(86,846)
Adjusted EBITDA (non-GAAP)	$656,476	$1,044,187
Interest paid, net	(72,541)	(67,021)
Portfolio Cash Flow (non-GAAP)	$583,935	$977,166

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

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities (GAAP)	$664,638	$1,033,837
Adjustments:
Proceeds from available for sale debt securities(1), (2)	1,440	—
Distributions from equity method investees(2)	4,965	34,767
Interest paid, net(2)	72,541	67,021
Development-stage funding payments - ongoing	500	500
Distributions to legacy non-controlling interests - Portfolio Receipts(2)	(87,608)	(91,938)
Adjusted EBITDA (non-GAAP)	$656,476	$1,044,187
Interest paid, net(2)	(72,541)	(67,021)
Portfolio Cash Flow (non-GAAP)	$583,935	$977,166
(1)In the fourth quarter of 2023, we began receiving quarterly payments on the return of the first tranche of the Cytokinetics Commercial Launch Funding (presented as Proceeds from available for sale debt securities on the statements of cash flows).
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

•Launch and Development Capital – Tailored supplemental funding solutions, generally included as a component within a transaction, increase the scale of our capital. Launch and development capital is generally provided in exchange for a long-term stream of fixed payments with a predetermined schedule around the launch of a drug. Launch and development capital may also include a direct investment in the public equity of a company.

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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $93.8 million and $88.6 million in the first quarter of 2024 and 2023, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027. Share repurchases may be made in the open market or in privately negotiated transactions. In the first quarter of 2024 and 2023, we did not repurchase any Class A ordinary shares.

Other Funding Arrangements

In January 2022, we entered into a long-term funding agreement, which was amended later in the same year, with Cytokinetics. We agreed to provide funding of up to $300 million (“Cytokinetics Commercial Launch Funding”) in five tranches. The initial tranche of $50 million was funded upon closing. Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $200 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). Because the regulatory milestones for the second and third tranches were not met, $75 million of the optional funding is no longer available. As of March 31, 2024, $125 million of the optional $200 million remains available under the Cytokinetics Funding Commitments and Cytokinetics is required to draw $50 million if a certain contingency is met.

In November 2023, we entered into a funding agreement with Teva to provide up to $100 million to fund the ongoing development of olanzapine LAI (TEV-’749). We have an option with Teva upon mutual agreement to increase the total funding amount to $125 million. As of March 31, 2024, we had unfunded commitments of $65 million related to the agreement with Teva.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which was approximately $24.3 million as of March 31, 2024.

We also have certain milestones payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. We did not pay any milestones in the first quarter of 2024. In the first quarter of 2023, we paid a $12.4 million sales-based milestone related to Erleada.

Debt Service

As of March 31, 2024, the future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
Remainder of 2024	$—	$78,175
2025	1,000,000	156,350
2026	—	144,350
2027	1,000,000	144,350
2028	—	126,850
Thereafter	4,300,000	1,799,050
Total(1)	$6,300,000	$2,449,125
(1)Excludes unamortized debt discount and issuance costs of $160.6 million as of March 31, 2024, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of March 31, 2024, the par value and carrying value of the total outstanding and guaranteed Notes was $6.3 billion and $6.1 billion, respectively.

The following financial information presents summarized combined balance sheet information as of March 31, 2024 and December 31, 2023 and summarized combined statement of operations information for the first quarter of 2024 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts (in thousands):

Summarized Combined Balance Sheets
	As of March 31, 2024	As of December 31, 2023
Current assets	$3,302	$42,474
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	13,444	13,086
Non-current assets	3,852	4,107
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	1,878,580	1,921,576
Current liabilities	14,766	53,390
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	3,088	13,086
Non-current liabilities	6,138,474	6,134,383
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,507,037	1,550,204

Summarized Combined Statement of Operations	For the Three Months Ended March 31, 2024

Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$21,036
Other income	516
Operating expenses	48,926
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	10,679
Net loss	38,053

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Certain of these policies are considered critical as they have the most significant impact on our financial condition and results of operations and require the most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of income and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the disclosures presented in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

General Risk Factors

•cyber-attacks or other failures in telecommunications or information technology systems; and
•the future outbreak of any infectious or contagious diseases, such as COVID-19 on our operations.
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
As of March 31, 2024, our total principal amount of senior unsecured notes outstanding was $6.3 billion. In addition, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). Except for RP Holdings, our subsidiaries that do not guarantee the senior unsecured notes will have no obligation, contingent or otherwise, to pay amounts due under the senior unsecured notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
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
While our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 64% of our Royalty Receipts in the year ended March 31, 2024. In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition or results of operations.

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
In the United States, pharmaceutical product pricing is subject to enhanced government regulation, public scrutiny and calls for reforms. For example, the drug pricing provisions of the Inflation Reduction Act (“IRA”), which was signed into law in August 2022 and began to be implemented in 2023 with implementation efforts to continue over the next several years. In August 2023, the Biden Administration unveiled the first round of medicines subject to the “Medicare Drug Price Negotiation Program,” which requires manufacturers of select drugs to engage in a process with the U.S. Federal government to set new Medicare prices which would go into effect in 2026. In addition, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”) was enacted by Congress in March 2010 and established a major expansion of healthcare coverage, financed in part by several new rebates, discounts and taxes that had a significant effect on the expenses and profitability on the companies that manufacture the products that generate our royalties. These companies and their products face uncertainty due to federal legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the IRA and the ACA.

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
Our subsidiaries expect to receive revenues from both U.S. and non-U.S. sources. We expect that our subsidiaries generally will be eligible for benefits under the applicable income tax treaties between Ireland and the jurisdictions where income is sourced. However, no assurances can be provided in this regard, and it is possible that a taxing authority could successfully assert that any of our subsidiaries does not qualify for treaty benefits as a result of its failure to satisfy the applicable requirements to be eligible to claim treaty benefits. If a taxing authority were to challenge our position regarding the application of an applicable income tax treaty, we could become subject to increased withholding taxes, and such taxes could be significant.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the first quarter of 2024 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1, 2024 - January 31, 2024	—	$—	—	$695,241
February 1, 2024 - February 29, 2024	—	—	—	695,241
March 1, 2024 - March 31, 2024	—	—	—	695,241
Total	—	—	—
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

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following table describes the written plans for the sale of our Class A ordinary shares adopted or terminated by our executive officers and directors during the first quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”):

Name and Title	Action	Adoption/ Termination Date	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
Terrance Coyne Executive Vice President & Chief Financial Officer	Termination	March 6, 2024	October 17, 2024	480,000
Marshall Urist Executive Vice President, Research and Investments	Termination	March 21, 2024	December 30, 2024	46,667
(1)A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

Item 6.         EXHIBITS

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32*	Certification of the Registrant’ Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALTY PHARMA PLC
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: May 9, 2024

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: May 9, 2024