Form 10-Q
period 2024-06-30
Royalty Pharma plc
filed 2024-08-08
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 2, 2024, Royalty Pharma plc had 448,131,556 Class A ordinary shares outstanding and 145,327,592 Class B ordinary shares outstanding.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of June 30,	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,764,644	$477,010
Financial royalty assets	750,098	738,438
Available for sale debt securities	38,500	18,300
Other royalty income receivable	23,580	22,405
Other current assets	2,292	18,040
Total current assets	2,579,114	1,274,193

Financial royalty assets, net	13,889,894	14,088,655
Equity securities	178,017	199,487
Available for sale debt securities	629,900	437,100
Equity method investments	352,099	375,894
Other assets	27,555	6,522
Total assets	$17,656,579	$16,381,851

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to legacy non-controlling interests	$98,540	$83,155
Accounts payable and accrued expenses	23,416	15,165
Interest payable	56,252	51,682
Other current liabilities	97,493	11,375
Total current liabilities	275,701	161,377

Long-term debt	7,602,019	6,135,285
Other liabilities	27,041	900
Total liabilities	7,904,761	6,297,562
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2024–449,065 and 2023–446,692	45	45
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2024–145,328 and 2023–150,743	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2024–50 and 2023–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2024–390,055 and 2023–384,640	—	—
Additional paid-in capital	4,100,554	4,011,435
Retained earnings	2,378,251	2,517,583
Non-controlling interests	3,275,566	3,557,792
Treasury interests	(2,661)	(2,629)
Total shareholders’ equity	9,751,818	10,084,289

Total liabilities and shareholders’ equity	$17,656,579	$16,381,851

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Income and other revenues
Income from financial royalty assets	$512,865	$501,345	$1,054,411	$1,166,032
Other royalty income and revenues	24,402	36,857	50,834	56,141
Total income and other revenues	537,267	538,202	1,105,245	1,222,173

Operating expenses
Provision for changes in expected cash flows from financial royalty assets	212,429	241,228	796,029	360,032
Research and development funding expense	500	500	1,000	1,000
General and administrative expenses	54,708	47,634	112,360	133,329
Total operating expenses, net	267,637	289,362	909,389	494,361

Operating income	269,630	248,840	195,856	727,812

Other (income)/expense
Equity in (earnings)/losses of equity method investees	(1,703)	770	12,446	(33,836)
Interest expense	49,013	46,949	93,245	93,899
Losses/(gains) on derivative financial instruments	—	700	—	(6,390)
Losses/(gains) on equity securities	47,124	(41,271)	(30,606)	(30,453)
Losses/(gains) on available for sale debt securities	200	(82,900)	(46,220)	(115,200)
Interest income	(13,381)	(25,653)	(20,798)	(42,355)
Other non-operating (income)/expenses, net	(6,000)	(1,091)	(2,315)	1,722
Total other expenses/(income), net	75,253	(102,496)	5,752	(132,613)
Consolidated net income before tax	194,377	351,336	190,104	860,425
Income tax expense	—	—	—	—
Consolidated net income	194,377	351,336	190,104	860,425

Net income attributable to non-controlling interests	92,373	123,711	83,322	292,045

Net income attributable to Royalty Pharma plc	$102,004	$227,625	$106,782	$568,380

Earnings per Class A ordinary share:
Basic	$0.23	$0.51	$0.24	$1.27
Diluted	$0.23	$0.50	$0.24	$1.27
Weighted average Class A ordinary shares outstanding:
Basic	451,020	450,405	449,822	448,022
Diluted	596,912	605,860	597,195	606,551
See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	450,981	$45	146,456	$—	50	$63	388,927	$—	$4,074,849	$2,427,448	$3,363,965	$(2,654)	$9,863,716
Contributions	—	—	—	—	—	—	—	—	—	—	2,141	—	2,141
Distributions	—	—	—	—	—	—	—	—	—	—	(129,728)	—	(129,728)
Dividends ($0.21 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(94,943)	—	—	(94,943)
Other exchanges	1,128	—	(1,128)	—	—	—	1,128	—	53,192	—	(53,185)	(7)	—
Share-based compensation and related issuances of Class A ordinary shares	73	—	—	—	—	—	—	—	681	—	—	—	681
Repurchases of Class A ordinary shares	(3,117)	—	—	—	—	—	—	—	(28,168)	(56,258)	—	—	(84,426)
Net income	—	—	—	—	—	—	—	—	—	102,004	92,373	—	194,377
Balance at June 30, 2024	449,065	$45	145,328	$—	50	$63	390,055	$—	$4,100,554	$2,378,251	$3,275,566	$(2,661)	$9,751,818

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	448,287	$45	158,939	$—	50	$63	376,444	$—	$3,739,658	$2,216,811	$3,868,251	$(2,828)	$9,822,000
Contributions	—	—	—	—	—	—	—	—	—	—	2,131	—	2,131
Distributions	—	—	—	—	—	—	—	—	—	—	(137,281)	—	(137,281)
Dividends ($0.20 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(90,605)	—	—	(90,605)
Other exchanges	6,043	1	(6,043)	—	—	—	6,043	—	324,593	—	(324,793)	199	—
Share-based compensation and related issuances of Class A ordinary shares	49	—	—	—	—	—	—	—	587	—	—	—	587
Repurchases of Class A ordinary shares	(4,027)	—	—	—	—	—	—	—	(33,596)	(100,886)	—	—	(134,482)
Net income	—	—	—	—	—	—	—	—	—	227,625	123,711	—	351,336
Balance at June 30, 2023	450,352	$46	152,896	$—	50	$63	382,487	$—	$4,031,242	$2,252,945	$3,532,019	$(2,629)	$9,813,686

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	446,692	$45	150,743	$—	50	$63	384,640	$—	$4,011,435	$2,517,583	$3,557,792	$(2,629)	$10,084,289
Contributions	—	—	—	—	—	—	—	—	—	—	4,553	—	4,553
Distributions	—	—	—	—	—	—	—	—	—	—	(254,139)	—	(254,139)
Dividends ($0.42 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(188,748)	—	—	(188,748)
Other exchanges	5,415	—	(5,415)	—	—	—	5,415	—	115,994	—	(115,962)	(32)	—
Share-based compensation and related issuances of Class A ordinary shares	75	—	—	—	—	—	—	—	1,293	—	—	—	1,293
Repurchases of Class A ordinary shares	(3,117)	—	—	—	—	—	—	—	(28,168)	(56,258)	—	—	(84,426)
Net income	—	—	—	—	—	—	—	—	—	106,782	83,322	—	190,104
Purchase of non-controlling interest in RPCT	—	—	—	—	—	—	—	—	—	(1,108)	—	—	(1,108)
Balance at June 30, 2024	449,065	$45	145,328	$—	50	$63	390,055	$—	$4,100,554	$2,378,251	$3,275,566	$(2,661)	$9,751,818

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	443,166	$44	164,058	$—	50	$63	371,325	$—	$3,666,160	$1,964,689	$3,897,223	$(2,806)	$9,525,373
Contributions	—	—	—	—	—	—	—	—	—	—	6,840	—	6,840
Distributions	—	—	—	—	—	—	—	—	—	—	(266,391)	—	(266,391)
Dividends ($0.40 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(179,238)	—	—	(179,238)
Other exchanges	11,162	2	(11,162)	—	—	—	11,162	—	397,519	—	(397,698)	177	—
Share-based compensation and related issuances of Class A ordinary shares	51	—	—	—	—	—	—	—	1,159	—	—	—	1,159
Repurchases of Class A ordinary shares	(4,027)	—	—	—	—	—	—	—	(33,596)	(100,886)	—	—	(134,482)
Net income	—	—	—	—	—	—	—	—	—	568,380	292,045	—	860,425
Balance at June 30, 2023	450,352	$46	152,896	$—	50	$63	382,487	$—	$4,031,242	$2,252,945	$3,532,019	$(2,629)	$9,813,686

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Cash collections from financial royalty assets	$1,414,324	$1,746,391
Cash collections from intangible royalty assets	14,030	817
Other royalty cash collections	49,523	59,553
Distributions from equity method investees	13,396	18,510
Interest received	20,914	34,513
Development-stage funding payments - ongoing	(1,000)	(1,000)
Payments for operating and professional costs	(108,572)	(133,878)
Interest paid	(79,768)	(83,252)
Net cash provided by operating activities	1,322,847	1,641,654

Cash flows from investing activities:
Distributions from equity method investees	8,908	34,767
Investments in equity method investees	(10,955)	(6,566)
Purchases of equity securities	(50,000)	—
Proceeds from equity securities	98,575	—
Purchases of available for sale debt securities	(150,000)	—
Proceeds from available for sale debt securities	4,320	—
Proceeds from sales and maturities of marketable securities	—	24,391
Acquisitions of financial royalty assets	(814,712)	(662,151)
Acquisitions of other financial assets	(18,000)	—
Milestone payments	(50,000)	(12,400)
Other	2,038	—
Net cash used in investing activities	(979,826)	(621,959)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(179,523)	(184,391)
Distributions to continuing non-controlling interests	(62,693)	(63,923)
Dividends to shareholders	(188,748)	(179,238)
Repurchases of Class A ordinary shares	(79,999)	(134,442)
Contributions from legacy non-controlling interests - R&D	308	367
Contributions from non-controlling interests - other	2,288	4,258
Proceeds from issuance of long-term debt, net of discount	1,471,235	—
Debt issuance costs and other	(9,228)	—
Other	(9,027)	—
Net cash provided by/(used in) financing activities	944,613	(557,369)

Net change in cash and cash equivalents	1,287,634	462,326
Cash and cash equivalents, beginning of period	477,010	1,710,751
Cash and cash equivalents, end of period	$1,764,644	$2,173,077
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

In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under GAAP. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K.

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

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available for sale debt securities, financial royalty assets, derivatives and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents balances as of June 30, 2024 and December 31, 2023 were held with Bank of America, TD Bank, State Street, U.S. Bank, DNB Bank, Citibank, and Scotiabank. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, GSK, Roche, Johnson & Johnson, Biogen, AbbVie, Astellas, Pfizer, Novartis and Gilead. As of June 30, 2024 and December 31, 2023, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 34% and 32% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

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

3. Available for Sale Debt Securities

Funding Arrangements with Cytokinetics

Cytokinetics Development Funding

In May 2024, as part of an expanded funding collaboration of up to $575 million with Cytokinetics, Incorporated (“Cytokinetics”), we provided funding of $100 million (“Cytokinetics Development Funding”) for Cytokinetics’ Phase 3 clinical trial of omecamtiv mecarbil. If the Phase 3 clinical trial is successful and approval by the U.S. Food and Drug Administration (“FDA”) is received within a specific timeframe, we will receive a return of $100 million and the greater of an incremental 2.0% royalty on annual net sales of omecamtiv mecarbil or quarterly fixed payments for 18 quarters and an incremental 2.0% royalty thereafter. If FDA approval is not received within a specific timeframe, we will receive a return of 2.4 times the Cytokinetics Development Funding over 18 quarters. If the Phase 3 clinical trial is not successful within a specific timeframe, we will receive a return of 2.3 times the Cytokinetics Development Funding over 22 quarters.

Cytokinetics Commercial Launch Funding

In January 2022, we entered into a long-term funding agreement with Cytokinetics which was later amended in the same year. In May 2024, as part of the expanded funding collaboration with Cytokinetics described above, we amended the funding agreement to provide for additional funding through tranches six and seven. Under the amended funding agreement, we will provide funding of up to $525 million in seven tranches (“Cytokinetics Commercial Launch Funding”). We funded the initial tranche of $50 million in January 2022 and the sixth tranche of $50 million in May 2024.

For the remaining tranches, Cytokinetics is required to draw $50 million if a certain contingency is met and has the option to draw the remaining $375 million upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). Because the regulatory milestones for the second and third tranches were not met, $75 million of the optional funding is no longer available. In April 2024, the contingency for the fourth tranche was met, triggering the requirement that Cytokinetics draw at least $50 million, with the ability to draw an additional $25 million within one year. The contingency for the fifth and seventh tranches of respective drawing capacity of $100 million and $175 million was not met as of June 30, 2024. For all available tranches, we expect to receive a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter of the funding date of each tranche. In the fourth quarter of 2023, we began receiving quarterly repayments on the first tranche.

As of June 30, 2024, $350 million remained available under the Cytokinetics Funding Commitments.

We elected the fair value option to account for the Cytokinetics Development Funding and Cytokinetics Commercial Launch Funding (collectively the “Cytokinetics Funding Arrangements”) as it most accurately reflects the nature of the funding arrangements. The funded Cytokinetics Funding Arrangements are recorded within Available for sale debt securities on the condensed consolidated balance sheets. The Cytokinetics Funding Commitments, which include options and forwards over the subsequent tranches, are recognized at fair value within Other liabilities on the condensed consolidated balance sheets. The changes in the fair value of the funded Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments are recorded within Losses/(gains) on available for sale debt securities in the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MorphoSys Development Funding Bonds

On June 2, 2021, we announced a long-term funding agreement with MorphoSys AG (“MorphoSys”) to support its acquisition of Constellation Pharmaceuticals, Inc. In September 2022, we provided MorphoSys funding of $300 million (“MorphoSys Development Funding Bonds”). We expect to receive a return of 2.2 times the MorphoSys Development Funding Bonds, payable on a quarterly basis over nine years, with the first payment beginning in the fourth quarter of 2024.

We elected the fair value option to account for the MorphoSys Development Funding Bonds as it most accurately reflects the nature of the instrument. The MorphoSys Development Funding Bonds are recorded within Available for sale debt securities on the condensed consolidated balance sheets. The changes in the fair value of the MorphoSys Development Funding Bonds are recorded within Losses/(gains) on available for sale debt securities in the condensed consolidated statements of operations.

The table below summarizes our available for sale debt securities recorded at fair value (in thousands):

	Cost	Unrealized Gains/(Losses)	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of June 30, 2024
Debt securities(1)	$513,746	$154,654	$668,400	$38,500	$629,900	$—	$668,400
Funding commitments(2)	(12,300)	(9,700)	(22,000)	—	—	(22,000)	(22,000)
Total	$501,446	$144,954	$646,400	$38,500	$629,900	$(22,000)	$646,400

As of December 31, 2023
Debt securities(1)	$359,667	$95,733	$455,400	$18,300	$437,100	$—	$455,400
Funding commitments(2)	(7,300)	6,400	(900)	—	—	(900)	(900)
Total	$352,367	$102,133	$454,500	$18,300	$437,100	$(900)	$454,500
(1)The cost related to the first and sixth tranches of the Cytokinetics Commercial Launch Funding and the Cytokinetics Development Funding reflects the fair values on their respective funding dates. The cost related to the first tranche of the Cytokinetics Commercial Launch Funding is amortized as quarterly repayments are received. The cost of the MorphoSys Development Funding Bonds represent the amounts funded.
(2)Related to Cytokinetics Funding Commitments for which certain tranches remain available as of the respective balance sheet dates. The costs associated with the Cytokinetics Funding Commitments represent the fair values on the transaction dates.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$501,035	$—	$—	$501,035	$157,420	$—	$—	$157,420
Available for sale debt securities(2)	—	—	38,500	38,500	—	—	18,300	18,300
Total current assets	$501,035	$—	$38,500	$539,535	$157,420	$—	$18,300	$175,720

Equity securities(3)	125,695	—	52,322	178,017	199,190	—	297	199,487
Available for sale debt securities(2)	—	—	629,900	629,900	—	—	437,100	437,100
Derivative instrument(4)	—	—	18,000	18,000	—	—	—	—
Royalty at fair value(3)	—	—	5,323	5,323	—	—	1,778	1,778
Total non-current assets	$125,695	$—	$705,545	$831,240	$199,190	$—	$439,175	$638,365

Liabilities:
Funding commitments(5)	—	—	(22,000)	(22,000)	—	—	(900)	(900)
Total non-current liabilities	$—	$—	$(22,000)	$(22,000)	$—	$—	$(900)	$(900)
(1)Recorded within Cash and cash equivalents on the condensed consolidated balance sheets.
(2)Related to the fair values of the initial tranche of Cytokinetics Commercial Launch Funding and MorphoSys Development Funding Bonds. As of June 30, 2024, amounts also include fair value of the sixth tranche of the Cytokinetics Commercial Launch Funding and the Cytokinetics Development Funding.
(3)The fair values reflected within Level 3 are related to equity securities and a revenue participation right acquired from ApiJect Holdings, Inc. (“ApiJect”), a private company. We estimated the fair values related to the instruments acquired from ApiJect using a discounted cash flow with Level 3 inputs including forecasted cash flows and the weighted average cost of capital. The revenue participation right was recorded within Other assets on the condensed consolidated balance sheets. See Note 7–Non-Consolidated Affiliates for additional discussion. As of June 30, 2024, the amount reflected within Level 3 also includes the fair value of Cytokinetics common stock that we purchased as part of the expanded funding collaboration described in Note 3–Available for Sale Debt Securities.
(4)Related to the Cytokinetics R&D Funding Derivative (as defined below) recorded within Other assets on the condensed consolidated balance sheet.
(5)Related to the fair value of the Cytokinetics Funding Commitments recorded within Other liabilities on the condensed consolidated balance sheets.

For the second quarter and first six months of 2024, we recognized losses of $48.6 million and $17.5 million, respectively, on equity securities still held as of June 30, 2024. For the second quarter and first six months of 2023, we recognized gains of $22.8 million and $9.7 million, respectively, on equity securities still held as of June 30, 2024.

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended June 30, 2024
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument(3)	Royalty at Fair Value
Balance at the beginning of the period	$—	$502,700	$(3,220)	$—	$—
Purchases	46,500	150,000	—	18,000	—
Gains/(losses) on initial recognition(1)	—	5,000	(5,000)	—	—
Gains on equity securities	5,822	—	—	—	—
Gains/(losses) on available for sale debt securities included in earnings	—	13,580	(13,780)	—	—
Other non-operating income	—	—	—	—	5,323
Redemptions(2)	—	(2,880)	—	—	—
Balance at the end of the period	$52,322	$668,400	$(22,000)	$18,000	$5,323
(1)Represents purchase price allocation to arrive at the appropriate fair value on initial recognition.
(2)Amount relates to the quarterly repayment on the first tranche of the Cytokinetics Commercial Launch Funding.
(3)Related to the Cytokinetics R&D Funding Derivative (as defined below).

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended June 30, 2023
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$8,035	$269,700	$(12,300)	$9,380	$14,244
Losses on equity securities	(2,317)	—	—	—	—
Losses on derivative financial instruments	—	—	—	(700)	—
Gains on available for sale debt securities included in earnings	—	79,100	3,800	—	—
Other non-operating income	—	—	—	—	2,339
Balance at the end of the period	$5,718	$348,800	$(8,500)	$8,680	$16,583

	For the Six Months Ended June 30, 2024
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument(3)	Royalty at Fair Value
Balance at the beginning of the period	$297	$455,400	$(900)	$—	$1,778
Purchases	46,500	150,000	—	18,000	—
Gains/(losses) on initial recognition(1)	—	5,000	(5,000)	—	—
Gains on equity securities	5,525	—	—	—	—
Gains/(losses) on available for sale debt securities included in earnings	—	62,320	(16,100)	—	—
Other non-operating income	—	—	—	—	3,545
Redemptions(2)	—	(4,320)	—	—	—
Balance at the end of the period	$52,322	$668,400	$(22,000)	$18,000	$5,323
(1)Represents purchase price allocation to arrive at the appropriate fair value on initial recognition.
(2)Amount relates to the quarterly repayment on the first tranche of the Cytokinetics Commercial Launch Funding.
(3)Related to the Cytokinetics R&D Funding Derivative (as defined below).

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
(1)Represents the embedded derivative instruments related to our option to accelerate the zavegepant milestone payments into a single payment. In March 2023, the FDA approved Zavzpret, the intranasal formulation of zavegepant, and we received a $475 million milestone payment which resulted in partial settlement of the derivative instruments.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 3 measurement as of June 30, 2024 and December 31, 2023 in the fair value hierarchy. As of June 30, 2024 and December 31, 2023, we did not have any financial instruments recorded at fair value using Level 2 inputs.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cytokinetics Common Stock

In May 2024, we purchased approximately 980 thousand shares of Cytokinetics common stock, calculated based on the purchase price of Cytokinetics common stock paid by public investors in a public offering announced concurrently with the announcement of this May 2024 transaction. As part of the transaction, we are restricted from selling the Cytokinetics common stock for six months following the close of the transaction. The fair value of the Cytokinetics common stock as of June 30, 2024 was based on the closing stock price and adjusted for the transfer restriction, which was determined by calculating the value of a put option over the Cytokinetics common stock to match the duration of the transfer restriction. This methodology incorporates Level 3 inputs, including the estimated volatility of the Cytokinetics common stock, which requires the use of significant judgement. Our estimated volatility could be reasonably different than the actual volatility for the Cytokinetics common stock which would mean that the estimated fair value for the Cytokinetics common stock could be significantly higher or lower than the fair value determined by management at any particular date.

Cytokinetics R&D Funding Derivative

In May 2024, as part of the expanded funding collaboration with Cytokinetics described in Note 3–Available for Sale Debt Securities, we agreed to fund the clinical trial for CK-586. We funded $50 million upfront in exchange for a royalty on CK-586. We have an option to fund up to an additional $150 million for which we would be eligible to receive milestone payments of up to $150 million upon regulatory approvals and an incremental royalty on CK-586. Upon a change of control event, we have the option to cause Cytokinetics to pay us 1.5 times the initial and additional funding amounts in a lump sum in exchange for our rights to receive royalties and milestone payment. Our funding arrangement on CK-586 is accounted for as a derivative instrument and is recorded at fair value (“Cytokinetics R&D Funding Derivative”).

We estimated the fair value of the Cytokinetics R&D Funding Derivative as of June 30, 2024 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including the probabilities of us exercising the additional funding option, regulatory approvals and the occurrence of a change of control event during the duration of the arrangement. We also assumed a risk-adjusted discount rate of 14.3% as of June 30, 2024. Our estimate of expectation of timing and probabilities of us exercising the additional funding option, regulatory approvals and a change of control event, the risk-adjusted discount rate and the interest rate volatility could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments

We estimated the fair values of the Cytokinetics Funding Arrangements as of June 30, 2024 and December 31, 2023 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Funding Arrangements require significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of June 30, 2024 and December 31, 2023 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of June 30, 2024 and December 31, 2023, this methodology incorporates Level 3 inputs, including the probability of a change of control event occurring during the investment term, an assumed interest rate volatility of 37.5% as of each date and an assumed risk-adjusted discount rate of 14.3% and 10.9%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MorphoSys Development Funding Bonds

We estimated the fair value of the MorphoSys Development Funding Bonds as of June 30, 2024 and December 31, 2023 based on a discounted cash flow calculation using estimated risk-adjusted discount rates, which are Level 3 inputs. Our estimate of the risk adjusted discount rates could reasonably be different than the discount rates selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. Financial royalty assets do not include development stage products for which the funding was treated as a derivative instrument (e.g. CK-586), the purchase price was expensed as upfront research and development (“R&D”) upon acquisition (e.g. Trodelvy and Nurtec ODT), or for which we provide and expense ongoing R&D funding (e.g., historically, Soliqua from our co-funding agreement with Sanofi). Refer to Note 8–Research and Development Funding Expense for additional discussion. Financial royalty assets also do not include funding arrangements such as the MorphoSys Development Funding Bonds and the Cytokinetics Funding Arrangements, which are accounted for as available for sale debt securities. Refer to Note 3–Available for Sale Debt Securities for additional discussion.

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

Of the current portion of financial royalty assets, approximately 12.6% and 10.1% was attributable to legacy non-controlling interests as of June 30, 2024 and December 31, 2023, respectively. The fair value of the non-current portion of financial royalty assets included approximately 8.8% and 9.4% attributable to legacy non-controlling interests as of June 30, 2024 and December 31, 2023, respectively.

The estimated fair values and related carrying values of the current and non-current portions of financial royalty assets are presented below (in thousands):

	As of June 30, 2024		As of December 31, 2023
Financial Royalty Assets	Fair Value	Carrying Value, Net	Fair Value	Carrying Value, Net
Current	$750,098	$750,098	$738,438	$738,438
Non-current	18,685,207	13,889,894	19,077,706	14,088,655
Total financial royalty assets	$19,435,305	$14,639,992	$19,816,144	$14,827,093

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets are as follows (in thousands):

		As of June 30, 2024
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$5,227,108	$(235,035)	$4,992,073
Evrysdi	2035-2036	2,074,582	(244,726)	1,829,856
Trelegy	2029-2030	1,162,412	(46,822)	1,115,590
Tysabri	(3)	1,414,071	(425,581)	988,490
Tremfya	2031-2032	933,261	(113,406)	819,855
Xtandi	2027-2028	848,888	(295,072)	553,816
Other	2024-2041	6,840,844	(2,332,595)	4,508,249
Total		$18,501,166	$(3,693,237)	$14,807,929
Less: Cumulative allowance for credit losses (Note 6)				(167,937)
Total current and non-current financial royalty assets, net				$14,639,992
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

As of June 30, 2024, the balance of $14.6 billion above for total current and non-current financial royalty assets, net included $1.3 billion in unapproved financial royalty assets held at cost related to frexalimab of $523.0 million and other assets, including olpasiran, pelacarsen, KarXT, seltorexant, olanzapine LAI (TEV-’749), aficamten and ecopipam.

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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses (in thousands):

Activity for the Period
Balance at December 31, 2023(1)	$(3,065,145)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(1,043,735)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	277,936
Current period provision for credit losses, net(2)	(30,230)
Balance at June 30, 2024	$(3,861,174)
(1)Includes $137.7 million related to cumulative allowance for credit losses.
(2)The provision expense for credit losses was primarily related to our contingent obligation to fund the acquisition of Voranigo (vorasidenib) as discussed in Note 13–Commitments and Contingencies.

7. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ApiJect

In April 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment in ApiJect is recorded within Equity securities and the change in fair value is recorded within Losses/(gains) on equity securities. The fair value of the revenue participation right is recorded within Other assets and the change in fair value is recorded within Other non-operating (income)/expenses, net. No amounts were due from or to ApiJect related to the revenue participation right as of June 30, 2024 and December 31, 2023.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that report on a lag. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. Equity in earnings from the Legacy SLP Interest is recorded within Equity in (earnings)/losses of equity method investees. We recorded an income allocation of $4.7 million and a loss allocation $4.7 million in the second quarter and first six months of 2024, respectively. We recorded income allocations of $1.2 million and $2.8 million in the second quarter and first six months of 2023, respectively. We collected cash receipts from the Legacy SLP Interest of $3.9 million and $8.9 million in the second quarter and first six months of 2024, respectively. We collected cash receipts from the Legacy SLP Interest of $2.2 million and $4.9 million in the second quarter and first six months of 2023, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. Equity in earnings from the Avillion Entities is recorded within Equity in (earnings)/losses of equity method investees. We recorded loss allocations of $3.0 million and $7.8 million in the second quarter and first six months of 2024, respectively. We recorded a loss allocation of $1.9 million and an income allocation of $31.0 million in the second quarter and first six months of 2023, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million and $13.6 million in the first six months of 2024 and 2023, respectively.

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

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of June 30, 2024 and December 31, 2023, we had unfunded commitments related to the Avillion Entities of $10.3 million and $16.3 million, respectively.

8. Research and Development (R&D) Funding Expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. R&D funding expense includes development-stage funding payments made to counterparties on an upfront basis or upon pre-approval milestones, and development-stage funding payments that are made to counterparties over time as the related product candidates undergo clinical trials with our counterparties. During the first six months of 2024 and 2023, we did not enter into any new ongoing R&D funding arrangements.

We recognized R&D funding expense of $0.5 million in each of the second quarter of 2024 and 2023. We recognized R&D funding expense of $1.0 million in each of the first six months of 2024 and 2023. The R&D expenses are related to ongoing development-stage funding payments.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of June 30, 2024	As of December 31, 2023
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	—
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	—
Unamortized debt discount and issuance costs			(197,981)	(164,715)
Total debt carrying value			7,602,019	6,135,285
Less: Current portion of long-term debt			—	—
Total long-term debt			$7,602,019	$6,135,285

Senior Unsecured Notes

In June 2024, we issued $1.5 billion of senior unsecured notes (the “2024 Notes”). The 2024 Notes were issued at a total discount of $28.8 million and we capitalized approximately $12.9 million in debt issuance costs primarily composed of underwriting fees. The 2024 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 5.48% and 5.92%, respectively.

We issued $1.3 billion and $6.0 billion of senior unsecured notes in 2021 (the “2021 Notes”) and 2020 (the “2020 Notes”), respectively. The 2021 Notes and 2020 Notes were issued at a total discount of $176.4 million and we capitalized approximately $52.7 million in debt issuance costs primarily composed of underwriting fees. The 2021 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06%, respectively. The 2020 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.13% and 2.50%, respectively. In September 2023, we repaid $1.0 billion of the 2020 Notes upon maturity.

Interest on each series of the 2024 Notes, 2021 Notes and 2020 Notes (the “Notes”) accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year. The first interest payment date for the 2024 Notes will be March 2, 2025.
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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly-owned subsidiary. We are required to comply with certain covenants under our Notes and as of June 30, 2024, we were in compliance with all applicable covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2024 and December 31, 2023, the fair value of our outstanding Notes using Level 2 inputs was approximately $6.5 billion and $5.1 billion, respectively.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into to the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024, we entered into Amendment No. 4 to the Credit Agreement to make certain technical modifications. As of June 30, 2024 and December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, portfolio cash flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of June 30, 2024, RP Holdings was in compliance with these covenants.

Principal Payments on the Notes

The future principal payments for our borrowings as of June 30, 2024 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2024	$—
2025	1,000,000
2026	—
2027	1,000,000
2028	—
Thereafter	5,800,000
Total(1)	$7,800,000
(1)Excludes unamortized debt discount and issuance costs of $198.0 million as of June 30, 2024, which are amortized through interest expense over the remaining life of the underlying debt obligations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. Shareholders’ Equity

Capital Structure

We have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of June 30, 2024, we have 449,065 thousand Class A ordinary shares and 145,328 thousand Class B ordinary shares outstanding.

An exchange agreement entered into by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP and EPA Holdings (as amended from time to time, the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests indirectly held by the Continuing Investors Partnerships for our Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for our Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. Such deferred shares are non-voting and do not confer a right to participate in the profits of the Company or any right to receive dividends. As of June 30, 2024, we have 390,055 thousand deferred shares outstanding.

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

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027 and repurchases may be made in the open market or in privately negotiated transactions. In the first quarter of 2024 and 2023, we did not repurchase any Class A ordinary shares. In the second quarter of 2024, we repurchased and retired 3.1 million shares at a cost of approximately $84.4 million. In the second quarter of 2023, we repurchased and retired 4.0 million shares at a cost of approximately $134.5 million. As of June 30, 2024, approximately $610.8 million remained available under the share repurchase program.

Non-Controlling Interests

The changes in the balances of our non-controlling interests are as follows (in thousands):

	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
March 31, 2024	$1,238,019	$2,125,946	$—	$3,363,965
Contributions	1,279	862	—	2,141
Distributions	(99,046)	(30,682)	—	(129,728)
Other exchanges	—	(53,185)	—	(53,185)
Net income	59,467	32,906	—	92,373
June 30, 2024	$1,199,719	$2,075,847	$—	$3,275,566

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
March 31, 2023	$(140)	$1,480,585	$2,387,806	$—	$3,868,251
Contributions	—	1,406	725	—	2,131
Distributions	(3,339)	(103,413)	(30,529)	—	(137,281)
Other exchanges	—	—	(324,793)	—	(324,793)
Net income	3,376	42,286	78,049	—	123,711
June 30, 2023	$(103)	$1,420,864	$2,111,258	$—	$3,532,019

	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2023	$1,339,716	$2,218,076	$—	$3,557,792
Contributions	2,572	1,981	—	4,553
Distributions	(191,446)	(62,693)	—	(254,139)
Other exchanges	—	(115,962)	—	(115,962)
Net income	48,877	34,445	—	83,322
June 30, 2024	$1,199,719	$2,075,847	$—	$3,275,566

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2022	$(597)	$1,527,887	$2,369,933	$—	$3,897,223
Contributions	—	5,201	1,639	—	6,840
Distributions	(3,907)	(198,562)	(63,922)	—	(266,391)
Other exchanges	—	—	(397,698)	—	(397,698)
Net income	4,401	86,338	201,306	—	292,045
June 30, 2023	$(103)	$1,420,864	$2,111,258	$—	$3,532,019

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

As of June 30, 2024, the Continuing Investors Partnerships indirectly owned approximately 24% of RP Holdings with the remaining 76% owned by Royalty Pharma plc. As of June 30, 2023, the Continuing Investors Partnerships indirectly owned approximately 25% of RP Holdings with the remaining 75% owned by Royalty Pharma plc.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RPSFT

We historically reported a non-controlling interest related to a de minimis interest in RPCT held by RPSFT. In December 2023, we acquired the remaining interest in RPCT held by RPSFT by effectively purchasing the net assets of RPSFT and its parent entities, which primarily consisted of cash and RPSFT’s right to receive a portion of royalties received by RPCT. The purchase price of approximately $11.4 million was recorded within Other current liabilities on the condensed consolidated balance sheet as of December 31, 2023. The finalized purchase price of approximately $12.5 million, which was subject to post-closing adjustments primarily related to the final determination of net asset values and liquidation costs, was fully paid as of June 30, 2024. Following this transaction in December 2023, RPSFT no longer holds a non-controlling interest in RPCT.

RP Holdings Class C Special Interest Held by EPA Holdings

EPA Holdings, an affiliate of the Manager, is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period are grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, EPA Holdings is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards will be allocated to EPA Holdings, as the holder of the RP Holdings Class C Special Interest, and recorded as Net income attributable to non-controlling interests in the condensed consolidated statements of operations.

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

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. In the first six months of 2024, we declared and paid two quarterly cash dividends of $0.21 per Class A ordinary share in an aggregate amount of $188.7 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan and Share-based Compensation

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares were authorized for issuance in the form of RSUs to our independent directors. RSUs granted under the plan generally vest over one year with the associated share-based compensation expense recorded as part of General and administrative expenses in the condensed consolidated statements of operations. In the second quarter and first six months of 2024 and 2023, we did not recognize material share-based compensation expenses.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Earnings per Share

In the second quarter and first six months of 2024 and 2023, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Consolidated net income	$194,377	$351,336	$190,104	$860,425
Less: Net income attributable to continuing non-controlling interests	32,906	78,049	34,445	201,306
Less: Net income attributable to legacy non-controlling interests	59,467	45,662	48,877	90,739
Net income attributable to Royalty Pharma plc - basic	102,004	227,625	106,782	568,380
Add: Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B ordinary shares	32,906	78,049	34,445	201,306
Net income attributable to Royalty Pharma plc - diluted	$134,910	$305,674	$141,227	$769,686

Denominator
Weighted average Class A ordinary shares outstanding - basic	451,020	450,405	449,822	448,022
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	145,849	155,419	147,330	158,499
Unvested RSUs	43	36	43	30
Weighted average Class A ordinary shares outstanding - diluted	596,912	605,860	597,195	606,551

Earnings per Class A ordinary share - basic	$0.23	$0.51	$0.24	$1.27
Earnings per Class A ordinary share - diluted	$0.23	$0.50	$0.24	$1.27

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Consolidated net income	$190,104	$860,425
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,054,411)	(1,166,032)
Provision for changes in expected cash flows from financial royalty assets	796,029	360,032
Amortization of debt discount and issuance costs	8,908	10,647
Gains on derivative financial instruments	—	(6,390)
Gains on equity securities	(30,606)	(30,453)
Equity in losses/(earnings) of equity method investees	12,446	(33,836)
Distributions from equity method investees	13,396	18,510
Share-based compensation	1,293	1,159
Gains on available for sale debt securities	(46,220)	(115,200)
Other	(3,004)	1,906
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	1,414,324	1,746,391
Other royalty income receivable	(1,175)	2,014
Other current assets	15,772	(5,382)
Accounts payable and accrued expenses	(3,620)	(2,137)
Interest payable	4,570	—
Other liabilities	5,041	—
Net cash provided by operating activities	$1,322,847	$1,641,654

Non-cash investing and financing activities are summarized below (in thousands):

	For the Six Months Ended June 30,
	2024	2023
Accrued purchase obligation - frexalimab(1)	97,493	—
(1)Related to transaction costs from the acquisition of frexalimab that were unpaid and recorded within Other current liabilities as of June 30, 2024 on the condensed consolidated balance sheet.

13. Commitments and Contingencies

Cytokinetics Funding Commitments

As of June 30, 2024, $350 million remained available under the Cytokinetics Funding Commitments and Cytokinetics is required to draw a minimum of $50 million.

Teva Development Funding Commitments

In November 2023, we entered into a funding agreement with Teva Pharmaceuticals International GmbH, a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”) to acquire a royalty interest in TEV-’749. Under this agreement, we are committed to fund up to $100 million of the ongoing development of TEV-’749, or $125 million upon mutual agreement with Teva. In the second quarter and first six months of 2024, we funded $27.4 million and $62.4 million, respectively. Our funding to acquire the royalty interest is classified as a financial royalty asset. As of June 30, 2024, we had unfunded commitments of $37.6 million under this agreement.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Commitments

In May 2024, we entered into an agreement to acquire a royalty interest in Voranigo (vorasidenib) from Agios Pharmaceuticals for an upfront payment of $905 million contingent on FDA approval, which occurred in August 2024.

Additionally, we have commitments to advance funds to counterparties through our investment in the Avillion Entities. Please refer to Note 7–Non-Consolidated Affiliates for details of these arrangements. We also have requirements to make Operating and Personnel Payments (defined below) over the life of the Management Agreement as described in Note 14–Related Party Transactions.

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

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

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, are recognized within General and administrative expenses in the condensed consolidated statements of operations. During the second quarter and first six months of 2024, total operating and personnel payments incurred, including the amounts attributable to Old RPI, were $41.1 million and $89.4 million, respectively. During the second quarter and first six months of 2023, total operating and personnel payments incurred, including the amounts attributable to Old RPI, were $37.0 million and $111.9 million, respectively.

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

As of June 30, 2024 and December 31, 2023, the financial royalty asset of $60.7 million and $75.6 million, respectively, on the condensed consolidated balance sheets represented only our right to the future payment streams acquired from BMS.

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

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI Inc. (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both June 30, 2024 and December 31, 2023. The financial impact associated with this transaction has not been material to date.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.6 million were held by non-controlling interests as of June 30, 2024 and December 31, 2023.

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

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta, GSK’s Trelegy, Roche’s Evrysdi, Johnson & Johnson’s Tremfya, Biogen’s Tysabri and Spinraza, AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, Novartis’ Promacta, Pfizer’s Nurtec ODT, Gilead’s Trodelvy, among others, and 16 development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

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

Additionally, following the consummation of our IPO, we also report non-controlling interests related to:

3. The Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests was approximately 24% as of June 30, 2024. RP Holdings Class B Interests are exchangeable into Class A ordinary shares. As the Continuing Investors Partnerships conduct exchanges, the Continuing Investors Partnerships’ ownership in RP Holdings decreases and the value of this non-controlling interest decreases. Additionally, RP Holdings began to retire RP Holdings Class A Interests held by us in connection with our repurchase of Class A ordinary shares. As RP Holdings retires RP Holdings Class A Interests, our ownership in RP Holdings decreases and the value of this non-controlling interest increases.

The Continuing Investors Partnerships are referred to as the “continuing non-controlling interests.”

4. RPI EPA Holdings, LP’s (“EPA Holdings”) ownership of RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”).

EPA Holdings is entitled to receive equity distributions through its RP Holdings Class C Special Interest (“Equity Performance Awards”). Equity Performance Awards owed to EPA Holdings will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interest related to the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. EPA Holdings may also receive a periodic cash advance in respect of the RP Holdings Class C Special Interest to the extent necessary for EPA Holdings or any of its beneficial owners to pay when due any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest. We currently expect Equity Performance Awards to become payable in 2025 when certain performance conditions are projected to be met.

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

The royalty payors that accounted for greater than 10% of our total income and other revenues are shown in the table below:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Royalty Payor	Royalty	2024	2023	2024	2023
Vertex	Cystic fibrosis franchise	36%	39%	37%	34%
Roche	Evrysdi, Mircera, Gavreto	10%	*	10%	*
Pfizer	Nurtec ODT, Zavzpret	*	*	*	13%
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

Other expenses/(income), net

Other expenses/(income), net primarily includes the changes in fair market value of our equity securities, derivative instruments and available for sale debt securities, including related forwards and funding commitments, and interest income.

Net income attributable to non-controlling interests

The net income attributable to non-controlling interests includes income attributable to the legacy non-controlling interests and the continuing non-controlling interests. Following our acquisition of the remaining non-controlling interest in RPCT held by RPSFT in December 2023, and since the Legacy Investors Partnerships no longer participate in investment opportunities, the related net income attributable to the legacy non-controlling interests is expected to continue to decline over time as the assets held by Old RPI and RPI ICAV mature.

Net income attributable to the continuing non-controlling interests includes RP Holdings Class B Interests held by the Continuing Investors Partnerships and will include net income attributable to the RP Holdings Class C Special Interest held by EPA Holdings once certain performance conditions have been met, which is expected to occur in 2025. Future net income attributable to the non-controlling interest related to RP Holdings Class B Interests held by the Continuing Investors Partnerships will decline over time if the investors who indirectly own RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

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

Results of Operations

The comparison of our historical results of operations is as follows (in thousands):

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Income and other revenues
Income from financial royalty assets	$512,865	$501,345	11,520	2.3	$1,054,411	$1,166,032	(111,621)	(9.6)
Other royalty income and revenues	24,402	36,857	(12,455)	(33.8)	50,834	56,141	(5,307)	(9.5)
Total income and other revenues	537,267	538,202	(935)	(0.2)	1,105,245	1,222,173	(116,928)	(9.6)
Operating expenses
Provision for changes in expected cash flows from financial royalty assets	212,429	241,228	(28,799)	(11.9)	796,029	360,032	435,997	121.1
Research and development funding expense	500	500	—	—	1,000	1,000	—	—
General and administrative expenses	54,708	47,634	7,074	14.9	112,360	133,329	(20,969)	(15.7)
Total operating expenses, net	267,637	289,362	(21,725)	(7.5)	909,389	494,361	415,028	84.0
Operating income	269,630	248,840	20,790	8.4	195,856	727,812	(531,956)	(73.1)
Other (income)/expense
Equity in (earnings)/losses of equity method investees	(1,703)	770	(2,473)	*	12,446	(33,836)	46,282	*
Interest expense	49,013	46,949	2,064	4.4	93,245	93,899	(654)	(0.7)
Other expenses/(income), net	27,943	(150,215)	178,158	*	(99,939)	(192,676)	92,737	(48.1)
Total other expenses/(income), net	75,253	(102,496)	177,749	*	5,752	(132,613)	138,365	*
Consolidated net income	194,377	351,336	(156,959)	(44.7)	190,104	860,425	(670,321)	(77.9)
Net income attributable to non-controlling interests	92,373	123,711	(31,338)	(25.3)	83,322	292,045	(208,723)	(71.5)
Net income attributable to Royalty Pharma plc	$102,004	$227,625	(125,621)	(55.2)	$106,782	$568,380	(461,598)	(81.2)
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products is as follows, in order of contribution to income for the first six months of 2024 (in thousands):

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Cystic fibrosis franchise	$195,978	$208,338	(12,360)	(5.9)	$413,413	$412,874	539	0.1
Evrysdi	54,538	19,718	34,820	176.6	109,530	37,486	72,044	192.2
Trelegy	39,053	33,649	5,404	16.1	72,679	64,337	8,342	13.0
Tremfya	35,554	37,715	(2,161)	(5.7)	71,843	77,485	(5,642)	(7.3)
Imbruvica	33,171	41,725	(8,554)	(20.5)	68,141	98,322	(30,181)	(30.7)
Tysabri	30,647	43,796	(13,149)	(30.0)	63,367	87,976	(24,609)	(28.0)
Other products	123,924	116,404	7,520	6.5	255,438	387,552	(132,114)	(34.1)
Total income from financial royalty assets	$512,865	$501,345	11,520	2.3	$1,054,411	$1,166,032	(111,621)	(9.6)

Three months ended June 30, 2024 and 2023

Income from financial royalty assets increased by $11.5 million, or 2.3%, in the second quarter of 2024 as compared to the second quarter of 2023, primarily due to increased income from Evrysdi attributable to the incremental royalty that we acquired in the fourth quarter of 2023. The increase was partially offset by the declines in sell-side equity research analysts’ consensus sales forecast for cystic fibrosis franchise and Tysabri.

Six months ended June 30, 2024 and 2023

Income from financial royalty assets decreased by $111.6 million, or 9.6%, in the first six months of 2024 as compared to the first six months of 2023, primarily due to the March 2023 U.S. Food and Drug Administration (“FDA”) approval of Pfizer’s Zavzpret. This FDA approval resulted in our receipt of a $475.0 million milestone payment and $153.6 million of interest income recognized in the first quarter of 2023 which were non-recurring. The decrease was partially offset by the increase in income from Evrysdi in 2024 attributable to the incremental royalty that we acquired in the fourth quarter of 2023.

Other royalty income and revenues

Three months ended June 30, 2024 and 2023

Other royalty income and revenues decreased by $12.5 million, or 33.8%, in the second quarter of 2024 as compared to the second quarter of 2023, primarily related to the decrease in the income from fully amortized financial royalty assets, partially offset by the sales growth of Trodelvy.

Six months ended June 30, 2024 and 2023

Other royalty income and revenues decreased by $5.3 million, or 9.5%, in the first six months of 2024 as compared to the first six months of 2023, primarily related to the decrease in the income from fully amortized financial royalty assets, partially offset by the sales growth of Trodelvy.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023
Royalty		Royalty
Evrysdi	$219,795	Trelegy	$63,666
Trelegy	46,822	Tremfya	41,795
Promacta	43,264	Xtandi	38,673
Xtandi	42,762	Imbruvica	29,121
Cystic fibrosis franchise	(157,965)	Cabozantinib	20,223
Other	(13,149)	Other	53,673
Total provision, exclusive of provision for credit losses	181,529	Total provision, exclusive of provision for credit losses	247,151
Provision for current expected credit losses	30,900	Provision for current expected credit losses	(5,923)
Total provision	$212,429	Total provision	$241,228

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
Royalty		Royalty
Evrysdi	$244,726	Imbruvica	$227,202
Cystic fibrosis franchise	232,497	Tremfya	105,690
Crysvita	133,079	Trelegy	39,540
Promacta	56,790	IDHIFA	(37,771)
Trelegy	46,822	Evrysdi	(46,077)
Other	51,885	Other	69,955
Total provision, exclusive of provision for credit losses	765,799	Total provision, exclusive of provision for credit losses	358,539
Provision for current expected credit losses	30,230	Provision for current expected credit losses	1,493
Total provision	$796,029	Total provision	$360,032

Three months ended June 30, 2024 and 2023

In the second quarter of 2024, we recorded provision expense of $212.4 million, comprised of $181.5 million in provision expense for changes in expected cash flows and $30.9 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Evrysdi, Trelegy, Promacta and Xtandi due to declines in sell-side equity research analysts’ consensus sales forecasts. This was partially offset by provision income for changes in expected cash flows primarily from the cystic fibrosis franchise due to increases in sales forecasts. The provision expense for credit losses was primarily driven by our contingent obligation to fund the acquisition of Voranigo (vorasidenib).

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

Six months ended June 30, 2024 and 2023

In the first six months of 2024, we recorded provision expense of $796.0 million, comprised of $765.8 million in provision expense for changes in expected cash flows and $30.2 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Evrysdi due to declines in sell-side equity research analysts’ consensus sales forecasts. We recorded provision expense for changes in expected cash flows related to the cystic fibrosis franchise, primarily due to the inclusion of consensus estimates for Vertex’s new triple combination therapy following disclosure of the Phase 3 clinical data and the conservative assumption that royalties are only collected on the tezacaftor component of the new triple combination therapy and not the deuterated ivacaftor component. Although we believe that the deuterated ivacaftor component of Vertex’s new triple combination is the same as ivacaftor and is therefore royalty-bearing, Vertex has made public statements that it believes the deuterated ivacaftor component is not royalty-bearing. If deuterated ivacaftor is determined to be royalty-bearing, we may recognize provision income in our results of operations at that time. Additionally, we recorded provision expense for Crysvita due to declines in sales forecasts. The provision expense for credit losses was primarily driven by our contingent obligation to fund the acquisition of Voranigo (vorasidenib).

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

R&D funding expense

Three months ended June 30, 2024 and 2023

R&D funding expense was relatively flat in the second quarter of 2024 as compared to the second quarter of 2023.

Six months ended June 30, 2024 and 2023

R&D funding expense was relatively flat in the first six months of 2024 as compared to the first six months of 2023.

G&A expenses

Three months ended June 30, 2024 and 2023

G&A expenses increased by $7.1 million, or 14.9% in the second quarter of 2024 as compared to the second quarter of 2023, primarily driven by higher Operating and Personnel Payments due to higher Portfolio Receipts.

Six months ended June 30, 2024 and 2023

G&A expenses decreased by $21.0 million, or 15.7%, in the first six months of 2024 as compared to the first six months of 2023, primarily from lower Operating and Personnel Payments in the current period. The higher expense in 2023 was due to higher Portfolio Receipts, which included the one-time receipt of a $475.0 million Zavzpret milestone payment in the first quarter 2023.

Equity in (earnings)/losses of equity method investees

Three months ended June 30, 2024 and 2023

Equity in earnings of equity method investees was relatively flat in the second quarter of 2024 as compared to the second quarter of 2023.

Six months ended June 30, 2024 and 2023

Equity in losses of equity method investees was $12.4 million in the first six months of 2024 as compared to equity in earnings of equity method investees of $33.8 million in the first six months of 2023, primarily driven by a loss allocation from the Avillion Entities of $7.8 million in the first six months of 2024 as compared to an income allocation of $31.0 million in the first six months of 2023. The income allocation in the first six months of 2023 from the Avillion Entities was primarily driven by an $80 million payment the Avillion Entities received related to AstraZeneca’s election to exercise an option to commercialize Airsupra in the United States.

Interest expense

Three months ended June 30, 2024 and 2023

Interest expense increase by $2.1 million, or 4.4%, in the second quarter of 2024 as compared to the second quarter of 2023, primarily driven by the issuance of the $1.5 billion of senior unsecured notes in June 2024. The increase was partially offset by the repayment of $1.0 billion of senior unsecured notes in September 2023 upon maturity.

Six months ended June 30, 2024 and 2023

Interest expense was relatively flat in the first six months of 2024 as compared to the first six months of 2023. The weighted average coupon rate on our senior unsecured notes outstanding as of June 30, 2024 and 2023 was 3.06% and 2.24%, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of our debt financing arrangements.

Other expenses/(income), net

Three months ended June 30, 2024 and 2023

Other expense, net of $27.9 million in the second quarter of 2024 was primarily comprised of $47.1 million of losses on equity securities and $13.4 million of interest income.

Other income, net of $150.2 million in the second quarter of 2023 was primarily comprised of $82.9 million of gains on available for sale debt securities, $41.3 million of gains on equity securities and $25.7 million of interest income. The gains on available for sale debt securities were primarily driven by the changes in fair value of the MorphoSys Development Funding Bonds.

Six months ended June 30, 2024 and 2023

Other income, net of $99.9 million in the first six months of 2024 was primarily comprised of $46.2 million of gains on available for sale debt securities, $30.6 million of gains on equity securities and $20.8 million of interest income. The gains on available for sale debt securities were primarily driven by the changes in fair value of the MorphoSys Development Funding Bonds.

Other income, net of $192.7 million in the first six months of 2023 was primarily comprised of $115.2 million of gains on available for sale debt securities, $42.4 million of interest income and $30.5 million of gains on equity securities. The gains on available for sale debt securities were primarily driven by the changes in fair value of the MorphoSys Development Funding Bonds.

Net income attributable to non-controlling interests

Three months ended June 30, 2024 and 2023

Net income attributable to the Legacy Investors Partnerships increased by $17.2 million in the second quarter of 2024 as compared to the second quarter of 2023, primarily driven by higher net income attributable to Old RPI and RPI ICAV.

Net income attributable to the Continuing Investors Partnerships decreased by $45.1 million in the second quarter of 2024 as compared to the second quarter of 2023, primarily driven by lower net income attributable to RP Holdings in the second quarter of 2024 and a decline in the Continuing Investors Partnerships’ ownership of RP Holdings resulting from the exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares.

Net income attributable to RPSFT was $3.4 million in the second quarter of 2023. In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT owned by RPSFT and, as such, RPSFT no longer holds a non-controlling interest in RPCT.

Six months ended June 30, 2024 and 2023

Net income attributable to the Legacy Investors Partnerships decreased by $37.5 million in the first six months of 2024 as compared to the first six months of 2023, primarily driven by lower income attributable to Old RPI as a result of higher provision expense.

Net income attributable to the Continuing Investors Partnerships decreased by $166.9 million in the first six months of 2024 as compared to the first six months of 2023, primarily due to lower net income attributable to RP Holdings as a result of higher provision expense and lower interest income recognized in 2024. The higher interest income in 2023 was primarily driven by $153.6 million of interest income recognized following the FDA’s approval of Pfizer’s Zavzpret, which was non-recurring. Additionally, the exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT was $4.4 million in the first six months of 2023. In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT owned by RPSFT and, as such, RPSFT no longer holds a non-controlling interest in RPCT.

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

Our portfolio consists of royalties on more than 35 marketed therapies and 16 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neuroscience, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including Royalty Receipts by product and milestones and other contractual receipts, in order of contribution to total Royalty Receipts for the first six months of 2024 (in thousands):

Products	Marketer(s)	Therapeutic Area	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
			2024	2023	$	%	2024	2023	$	%
Cystic fibrosis franchise(1)	Vertex	Rare disease	$194,777	$169,822	24,955	14.7	$413,230	$367,297	45,933	12.5
Tysabri	Biogen	Neuroscience	63,855	69,518	(5,663)	(8.1)	132,909	140,306	(7,397)	(5.3)
Trelegy	GSK	Respiratory	48,490	36,598	11,892	32.5	119,074	84,871	34,203	40.3
Imbruvica	AbbVie, Johnson & Johnson	Cancer	49,130	51,685	(2,555)	(4.9)	99,191	108,568	(9,377)	(8.6)
Xtandi	Pfizer, Astellas	Cancer	38,616	33,357	5,259	15.8	79,628	69,438	10,190	14.7
Promacta	Novartis	Hematology	30,498	31,910	(1,412)	(4.4)	73,045	72,767	278	0.4
Evrysdi	Roche	Rare disease	24,927	13,036	11,891	91.2	69,879	30,569	39,310	128.6
Tremfya	Johnson & Johnson	Immunology	29,902	22,335	7,567	33.9	66,072	53,923	12,149	22.5
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	16,738	15,350	1,388	9.0	34,565	30,939	3,626	11.7
Trodelvy	Gilead	Cancer	10,389	7,557	2,832	37.5	20,656	14,077	6,579	46.7
Erleada	Johnson & Johnson	Cancer	9,381	5,439	3,942	72.5	18,205	11,070	7,135	64.5
Orladeyo	BioCryst	Rare disease	8,515	6,562	1,953	29.8	17,234	13,354	3,880	29.1
Spinraza	Biogen	Rare disease	9,614	12,562	(2,948)	(23.5)	16,236	12,562	3,674	29.2
Nurtec ODT/Zavzpret	Pfizer	Neuroscience	3,925	3,563	362	10.2	10,182	8,048	2,134	26.5
Other products(2)			66,344	65,320	1,024	1.6	139,511	142,970	(3,459)	(2.4)
Royalty Receipts			$605,101	$544,614	60,487	11.1	$1,309,617	$1,160,759	148,858	12.8
Milestones and other contractual receipts			2,880	—	2,880	n/a	15,361	514,888	(499,527)	(97.0)
Portfolio Receipts			$607,981	$544,614	63,367	11.6	$1,324,978	$1,675,647	(350,669)	(20.9)
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio.
(2)Other products primarily include Royalty Receipts on the following products: Cimzia, Crysvita, Emgality, Entyvio, Farxiga/Onglyza, IDHIFA, Lexiscan, Prevymis, Nesina, Soliqua and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees on the statements of cash flows.

Analysis of Portfolio Receipts

The key drivers of Portfolio Receipts are discussed below:

•Cystic fibrosis franchise – Royalty Receipts from the cystic fibrosis franchise, which includes Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, and is marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $45.9 million in the first six months of 2024 as compared to the first six months of 2023. The increase was primarily driven by the continued U.S. performance of Trikafta and the strong uptake of Kaftrio outside of the United States, including its uptake in younger age groups.

•Tysabri – Royalty Receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $7.4 million in the first six months of 2024 as compared to the first six months of 2023, due to pricing pressure and competition.

•Trelegy – Royalty Receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $34.2 million in the first six months of 2024 as compared to the first six months of 2023, primarily driven by strong patient demand, single inhaler triple therapy class growth and increased market share.

•Imbruvica – Royalty Receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $9.4 million in the first six months of 2024 as compared to the first six months of 2023, primarily due to competitive pressures.

•Xtandi – Royalty Receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $10.2 million in the first six months of 2024 as compared to the first six months of 2023, primarily driven by growth in all regions.

•Promacta – Royalty Receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, increased by $0.3 million in the first six months of 2024 as compared to the first six months of 2023. Performance was driven by an increased use of Promacta in chronic ITP and severe aplastic anemia in the United States, partially offset by higher revenue deductions.

•Evrysdi – Royalty Receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $39.3 million in the first six months of 2024 as compared to the first six months of 2023, driven by strong performance in Europe, the United States and Japan, partially offset by lower international sales. Incremental royalties acquired on Evrysdi in the fourth quarter of 2023 yielded royalties beginning in the first quarter of 2024.

•Tremfya – Royalty Receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, increased by $12.1 million in the first six months of 2024 as compared to the first six months of 2023, due to market growth, market share gains and favorable patient mix.

•Cabometyx/Cometriq – Royalty Receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, increased by $3.6 million in the first six months of 2024 as compared to the first six months of 2023, primarily due to continued revenue and demand growth in the United States and globally by broad uptake in combination with Opdivo in first-line renal cell carcinoma across clinical risk groups and practice settings.

•Trodelvy – Royalty Receipts from Trodelvy, which is marketed by Gilead for the treatment of adult patients with metastatic triple-negative breast cancer and pre-treated hormone receptor (HR)-positive, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer, increased by $6.6 million in the first six months of 2024 as compared to the first six months of 2023. The increase was primarily driven by continued demand in second-line metastatic triple-negative breast cancer and pretreated HR+/HER2- metastatic breast cancer.

•Erleada – Royalty Receipts from Erleada, which is marketed by Johnson & Johnson for the treatment of patients with prostate cancer, increased by $7.1 million in the first six months of 2024 as compared to the first six months of 2023, primarily driven by continued share gains and market growth in metastatic castration-sensitive prostate cancer. We acquired incremental royalties on Erleada in the second quarter of 2023 and began receiving these additional royalties in the third quarter of 2023.

•Orladeyo – Royalty Receipts from Orladeyo, which is marketed by BioCryst for the treatment of hereditary angioedema, increased by $3.9 million in the first six months of 2024 as compared to the first six months of 2023, primarily driven by continued strong patient uptake.

•Spinraza – Royalty Receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, increased by $3.7 million in the first six months of 2024 as compared to the first six months of 2023. Sales of Spinraza in the United States were relatively consistent, while performance outside the United States was impacted by the timing of shipments, competition and pricing pressure. We acquired the Spinraza royalty in the first quarter of 2023 and began receiving royalties in the second quarter of 2023.

•Nurtec ODT/Zavzpret – Royalty Receipts from Nurtec ODT, which is marketed by Pfizer for the acute treatment of migraine, increased by $2.1 million in the first six months of 2024 as compared to the first six months of 2023. The increase was primarily driven by strong patient demand in the United States, largely offset by lower net price due to unfavorable changes in channel mix. Recent launches in markets outside the United States also contributed to growth.

•Other products – Royalty Receipts from other products decreased by $3.5 million in the first six months of 2024 as compared to the first six months of 2023, primarily driven by a decline in Lexiscan due to generic competition.

•Milestones and other contractual receipts decreased by $499.5 million in the first six months of 2024 as compared to the first six months of 2023, primarily due to a $475.0 million milestone payment received following the FDA’s approval of Zavzpret in March 2023 and a $28.7 million payment from our joint venture investee, Avillion II, for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in United States, both of which occurred in the first quarter of 2023.

Key Developments and Upcoming Events Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Voranigo (vorasidenib). In August 2024, Servier announced the FDA approval of Voranigo, a first-in-class targeted therapy for patients with isocitrate dehydrogenase 1 and 2 (IDH1/2) mutant diffuse glioma. Following this approval, we will pay $905 million upfront in exchange for a 15% royalty on annual U.S. net sales of Voranigo up to $1 billion and a 12% royalty on annual U.S. net sales greater than $1 billion.

•Trodelvy. In May 2024, Gilead announced that the confirmatory Phase 3 TROPiCS-04 study evaluating Trodelvy versus single-agent chemotherapy in patients with locally advanced or metastatic urothelial cancer did not meet the primary endpoint of overall survival. Gilead is continuing to analyze the data and will discuss the results and next steps with the FDA. In the United States, Trodelvy has an accelerated approval in this indication and continued approval may be contingent upon verification and description of clinical benefit in confirmatory trials, including the TROPiCS-04 study.

•Tremfya. In May 2024, Johnson and Johnson announced the first Phase 3 results for Tremfya in adult patients with moderate to severely active Crohn’s disease, which demonstrated superiority versus placebo and Stelara. Data showed that both maintenance doses of Tremfya met the composite co-primary endpoints compared to placebo in each individual study. In results versus Stelara, both doses of Tremfya demonstrated statistically significant and clinically meaningful differences on all prespecified pooled endoscopic endpoints.

In May 2024, Johnson and Johnson announced positive Phase 3 results for Tremfya in patients with moderate to severely active Crohn’s disease with inadequate response/intolerance to conventional therapies and/or biologics. Johnson and Johnson submitted a supplemental Biologics License Application to the FDA seeking approval of Tremfya for Crohn’s disease and an application to the European Medicines Agency for ulcerative colitis and Crohn’s disease.

•Cystic fibrosis franchise. In May 2024, Vertex announced that it submitted a New Drug Application and Marketing Authorization Application for the new triple combination therapy to the FDA and the European Medicines Agency, respectively, for approval. This followed positive Phase 3 results for the new triple combination therapy in February 2024.

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

Development-Stage Product Candidates

•BCX10013. In August 2024, BioCryst announced that it plans to discontinue development of its oral Factor D inhibitor, BCX10013, as the level of clinical activity observed was less than other therapies on the market.

•Seltorexant. In May 2024, Johnson and Johnson announced positive results from the pivotal Phase 3 MDD3001 clinical trial evaluating the efficacy and safety of seltorexant as an adjunctive treatment in patients with major depressive disorder (MDD) with insomnia symptoms. The study achieved all primary and secondary endpoints, with seltorexant demonstrating both a statistically significant and clinically meaningful improvement in depressive symptoms, and improved sleep disturbance outcomes, in patients who had a prior inadequate response to SSRI/SNRI antidepressants alone.

•Pelabresib. In May 2024, Novartis announced that it met all tender offer conditions to acquire MorphoSys for €68 per share. The acquisition of MorphoSys by Novartis has been completed.

•TEV-’749. In May 2024, Teva Pharmaceuticals announced positive efficacy results from its Phase 3 trial evaluating TEV-’749, a once monthly subcutaneous long-acting injection of olanzapine, in adult patients with schizophrenia. Results demonstrated that TEV-’749 met its primary endpoint as measured by a change in the Positive and Negative Syndrome Scale (PANSS) total score from baseline after eight weeks compared to placebo. Additionally, no cases of Post-injection Delirium/Sedation Syndrome (PDSS) had been reported by that date, after administration of approximately 80% of the minimum target injection number.

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

During the first six months of 2024, we invested $1.0 billion in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Royalty Acquisition Activities

•In June 2024, PTC Therapeutics, Inc. (“PTC”) exercised its option to sell half of its retained royalties on Roche’s Evrysdi, an approved product for the treatment of spinal muscular atrophy for approximately $242 million. This option arose from the Evrysdi royalty transaction with PTC that was announced in October 2023, in which we acquired additional royalties on Evrysdi for $1 billion. PTC has an option to sell its remaining 9.5% of the Evrysdi royalty for $250 million less royalties received until December 31, 2025.

•In May 2024, we announced a transaction to acquire a royalty interest in Voranigo (vorasidenib) from Agios Pharmaceuticals for an upfront payment of $905 million contingent on FDA approval, which occurred in August 2024.

•In May 2024, we expanded our strategic funding collaboration with Cytokinetics, Incorporated (“Cytokinetics”) to provide up to $575 million, including $250 million in upfront payments, in exchange for royalties and fixed payments. This collaboration includes the following key components: a royalty restructuring on aficamten for hypertrophic cardiomyopathy; amended commercial launch funding with two additional tranches for aficamten of $50 million upfront with the option to draw an additional $175 million following approval of aficamten in oHCM; development funding of $100 million upfront for the confirmatory Phase 3 clinical trial of omecamtiv mecarbil for heart failure with reduced ejection fraction and $50 million upfront for the Phase 2 clinical trial of CK-586 for heart failure with preserved ejection fraction, which includes an option to invest an additional $150 million to fund Phase 3 development of CK-586; and the purchase of $50 million of Cytokinetics’ common stock.

•In May 2024, we acquired royalties and milestones on frexalimab, which was owned by ImmuNext, Inc., for approximately $525 million, including estimated transaction costs. We are entitled to receive royalties on annual worldwide net sales of frexalimab and milestones related to the achievement of certain commercial and regulatory events. Frexalimab, which is in development by Sanofi, is a second generation anti-CD40 ligand monoclonal antibody. Frexalimab is being evaluated in Phase 3 clinical studies for the treatment of multiple sclerosis and is in Phase 2 clinical studies for systemic lupus erythematosus and Type 1 Diabetes.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first six months of 2024 and 2023, we generated $1.3 billion and $1.6 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of June 30, 2024 and December 31, 2023, the par value of all of our outstanding senior unsecured notes was $7.8 billion and $6.3 billion, respectively. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility. A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 9–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activity (in thousands):

	For the Six Months Ended June 30,
	2024	2023	Change
Cash provided by (used in):
Operating activities	$1,322,847	$1,641,654	$(318,807)
Investing activities	(979,826)	(621,959)	(357,867)
Financing activities	944,613	(557,369)	1,501,982

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities decreased by $318.8 million in the first six months of 2024 as compared to the first six months of 2023, due to a decrease in cash collections from financial royalty assets of $332.1 million. In the first quarter of 2023, cash collections from financial royalty assets included a $475.0 million milestone payment related to Zavzpret. The decrease was partially offset by lower payments for operating and professional costs in the first six months of 2024.

Investing Activities

Cash used in investing activities increased by $357.9 million in the first six months of 2024 as compared to the first six months of 2023, primarily driven by higher use of cash for purchases of financial royalty assets, available for sales debt securities and equity securities. The higher use of cash was partially offset by proceeds from equity securities.

Financing Activities

Cash provided by financing activities in the first six months of 2024 was $944.6 million as compared to cash used in financing activities of $557.4 million in the first six months of 2023. In the first six months of 2024, cash provided by financing activities was primarily driven by the net proceeds of $1.5 billion from issuance of the 2024 Notes (as further described below).

Sources of Capital

As of June 30, 2024 and December 31, 2023 our cash and cash equivalents totaled $1.8 billion and $477.0 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings consisted of the following (in thousands):

	Date of Issuance	Maturity	As of June 30, 2024	As of December 31, 2023
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	—
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	—
Total senior unsecured debt			7,800,000	6,300,000
Unamortized debt discount and issuance costs			(197,981)	(164,715)
Total long-term debt			$7,602,019	$6,135,285

Senior Unsecured Notes

In June 2024, we issued $1.5 billion of senior unsecured notes (the “2024 Notes”) with a weighted average coupon rate 5.48%. In July 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) with a weighted average coupon rate of 2.80%. In September 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes”) with a weighted average coupon rate of 2.13%. We refer to the 2020 Notes, 2021 Notes and 2024 Notes, collectively, as the “Notes.” The Notes require semi-annual interest payments. The first interest payment date for the 2024 Notes will be March 2, 2025. Indentures governing the Notes contain certain covenants with which we were in compliance as of June 30, 2024.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024, we entered into Amendment No. 4 to the Credit Agreement to make certain technical modifications. As of June 30, 2024, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

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

We were in compliance with the financial covenants as of June 30, 2024.

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

The table below presents Adjusted EBITDA and Portfolio Cash Flow, each as calculated according to its respective definition in our Credit Agreement (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Portfolio Receipts	$607,981	$544,614	$1,324,978	$1,675,647
Payments for operating and professional costs	(48,051)	(47,032)	(108,572)	(133,878)
Adjusted EBITDA (non-GAAP)	$559,930	$497,582	$1,216,406	$1,541,769
Interest received/(paid), net	13,687	18,282	(58,854)	(48,739)
Portfolio Cash Flow (non-GAAP)	$573,617	$515,864	$1,157,552	$1,493,030

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

	For the three months ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by operating activities (GAAP)	$658,209	$607,817	$1,322,847	$1,641,654
Adjustments:
Proceeds from available for sale debt securities(1), (2)	2,880	—	4,320	—
Distributions from equity method investees(2)	3,943	—	8,908	34,767
Interest (received)/paid, net(2)	(13,687)	(18,282)	58,854	48,739
Development-stage funding payments - ongoing	500	500	1,000	1,000
Distributions to legacy non-controlling interests - Portfolio Receipts(2)	(91,915)	(92,453)	(179,523)	(184,391)
Adjusted EBITDA (non-GAAP)	$559,930	$497,582	$1,216,406	$1,541,769
Interest received/(paid), net(2)	13,687	18,282	(58,854)	(48,739)
Portfolio Cash Flow (non-GAAP)	$573,617	$515,864	$1,157,552	$1,493,030
(1)In the fourth quarter of 2023, we began receiving quarterly repayments on the first tranche of the Cytokinetics Commercial Launch Funding (presented as Proceeds from available for sale debt securities on the statements of cash flows).
(2)The table below shows the line item for each adjustment and the direct location for such line item on the statements of cash flows.

Reconciling Adjustment	Statements of Cash Flows Classification
Interest received/paid, net	Operating activities (Interest paid less Interest received)
Distributions from equity method investees	Investing activities
Proceeds from available for sale debt securities	Investing activities
Distributions to legacy non-controlling interests - Portfolio Receipts	Financing activities

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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $188.7 million and $179.2 million in the first six months of 2024 and 2023, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027. Share repurchases may be made in the open market or in privately negotiated transactions. In the first quarter of 2024 and 2023, we did not repurchase any Class A ordinary shares. In the second quarter of 2024, we repurchased 3.1 million shares at a cost of approximately $84.4 million. In the second quarter of 2023, we repurchased 4.0 million shares at a cost of approximately $134.5 million. As of June 30, 2024, approximately $610.8 million remained available under the share repurchase program.

Other Funding Arrangements

As part of the expanded funding collaboration we entered into with Cytokinetics in May 2024, we agreed to fund the clinical trial for CK-586. We funded $50 million upfront in May 2024. We have an option to fund up to an additional $150 million which we have not exercised as of June 30, 2024.

We have a long-term funding arrangement with Cytokinetics which is comprised of seven tranches of up to $525 million in total funding (“Cytokinetics Commercial Launch Funding”). As of June 30, 2024, $350 million remained available under Cytokinetics Commercial Launch Funding of which Cytokinetics is required to draw a minimum of $50 million.

In November 2023, we entered into a funding agreement with Teva to provide up to $100 million to fund the ongoing development of olanzapine LAI (TEV-’749). We have an option with Teva upon mutual agreement to increase the total funding amount to $125 million. As of June 30, 2024, we had unfunded commitments of $38 million related to the agreement with Teva.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which was approximately $19.3 million as of June 30, 2024.

In May 2024, we entered into an agreement to acquire a royalty interest in Voranigo (vorasidenib) from Agios Pharmaceuticals for an upfront payment of $905 million contingent on FDA approval, which occurred in August 2024.

We also have certain milestones payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In the first six months of 2024, we paid a $50.0 million regulatory milestone related to olpasiran. In the first six months of 2023, we paid a $12.4 million sales-based milestone related to Erleada.

Debt Service

As of June 30, 2024, the future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
Remainder of 2024	$—	$78,175
2025	1,000,000	257,792
2026	—	226,600
2027	1,000,000	226,600
2028	—	209,100
Thereafter	5,800,000	2,753,800
Total(1)	$7,800,000	$3,752,067
(1)Excludes unamortized debt discount and issuance costs of $198.0 million as of June 30, 2024, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of June 30, 2024, the par value and carrying value of the total outstanding and guaranteed Notes was $7.8 billion and $7.6 billion, respectively.

The following financial information presents summarized combined balance sheet information as of June 30, 2024 and December 31, 2023 and summarized combined statement of operations information for the first six months of 2024 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts (in thousands):

Summarized Combined Balance Sheets
	As of June 30, 2024	As of December 31, 2023
Current assets	$3,129	$42,474
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	34,922	13,086
Non-current assets	3,595	4,107
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,261,200	1,921,576
Current liabilities	66,660	53,390
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	13,745	13,086
Non-current liabilities	7,601,115	6,134,383
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,852,157	1,550,204

Summarized Combined Statement of Operations	For the Six Months Ended June 30, 2024

Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$43,783
Other income	726
Operating expenses	102,614
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	22,605
Net loss	80,710

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2024, our total principal amount of senior unsecured notes outstanding was $7.8 billion. In addition, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). Except for RP Holdings, our subsidiaries that do not guarantee the senior unsecured notes will have no obligation, contingent or otherwise, to pay amounts due under the senior unsecured notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
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
While our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 64% of our Royalty Receipts in the first six months of June 30, 2024. In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition or results of operations.

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
We are a public limited company incorporated under the laws of England and Wales. English law provides that a board of directors may only allot shares (or rights to subscribe for or convert into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and valid for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. We obtained shareholder authority to allot additional shares until the end of the next annual general meeting of the Company or, if earlier, the close of business on the date that is 15 months after June 6, 2024. The Company intends to seek renewal of this authorization at each year’s annual general meeting of shareholders.
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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the second quarter of 2024 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2024 - April 30, 2024	—	$—	—	$695,241
May 1, 2024 - May 31, 2024	299	26.83	299	687,201
June 1, 2024 - June 30, 2024	2,818	27.11	2,818	610,822
Total	3,117	27.08	3,117
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

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the second quarter of 2024, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

Item 6.         EXHIBITS

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
31.1*	Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
31.2*	Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
32*	Certification of the Registrant’ Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALTY PHARMA PLC
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: August 8, 2024

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: August 8, 2024