Form 10-Q
period 2024-09-30
Royalty Pharma plc
filed 2024-11-06
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, Royalty Pharma plc had 444,301,661 Class A ordinary shares outstanding and 144,881,122 Class B ordinary shares outstanding.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of September 30,	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$950,052	$477,010
Financial royalty assets	765,773	738,438
Available for sale debt securities	48,500	18,300
Other royalty income receivable	24,901	22,405
Other current assets	4,969	18,040
Total current assets	1,794,195	1,274,193

Financial royalty assets, net	14,968,074	14,088,655
Equity securities	228,867	199,487
Available for sale debt securities	657,300	437,100
Equity method investments	351,017	375,894
Other assets	42,789	6,522
Total assets	$18,042,242	$16,381,851

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to legacy non-controlling interests	$79,149	$83,155
Accounts payable and accrued expenses	22,055	15,165
Interest payable	38,412	51,682
Current portion of long-term debt	996,942	—
Other current liabilities	31,200	11,375
Total current liabilities	1,167,758	161,377

Long-term debt	6,610,437	6,135,285
Other liabilities	5,580	900
Total liabilities	7,783,775	6,297,562
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2024–446,038 and 2023–446,692	45	45
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2024–144,881 and 2023–150,743	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2024–50 and 2023–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2024–390,502 and 2023–384,640	—	—
Additional paid-in capital	4,107,742	4,011,435
Retained earnings	2,764,685	2,517,583
Non-controlling interests	3,388,589	3,557,792
Treasury interests	(2,657)	(2,629)
Total shareholders’ equity	10,258,467	10,084,289

Total liabilities and shareholders’ equity	$18,042,242	$16,381,851

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Income and other revenues
Income from financial royalty assets	$533,166	$508,657	$1,587,577	$1,674,689
Other royalty income and revenues	31,524	27,656	82,358	83,797
Total income and other revenues	564,690	536,313	1,669,935	1,758,486

Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(227,604)	277,137	568,425	637,169
Research and development funding expense	500	50,500	1,500	51,500
General and administrative expenses	56,720	57,234	169,080	190,563
Total operating (income)/expense, net	(170,384)	384,871	739,005	879,232

Operating income	735,074	151,442	930,930	879,254

Other (income)/expense
Equity in (earnings)/losses of equity method investees	(10,407)	5,222	2,039	(28,614)
Interest expense	66,506	46,033	159,751	139,932
(Gains)/losses on derivative financial instruments	(3,000)	8,680	(3,000)	2,290
Gains on equity securities	(50,849)	(1,541)	(81,455)	(31,994)
Gains on available for sale debt securities	(57,680)	(7,300)	(103,900)	(122,500)
Interest income	(17,508)	(23,436)	(38,306)	(65,791)
Other non-operating expenses/(income), net	1,654	1,707	(661)	3,429
Total other (income)/expense, net	(71,284)	29,365	(65,532)	(103,248)
Consolidated net income before tax	806,358	122,077	996,462	982,502
Income tax expense	—	—	—	—
Consolidated net income	806,358	122,077	996,462	982,502

Net income attributable to non-controlling interests	262,371	49,963	345,693	342,008

Net income attributable to Royalty Pharma plc	$543,987	$72,114	$650,769	$640,494

Earnings per Class A ordinary share:
Basic	$1.22	$0.16	$1.45	$1.43
Diluted	$1.21	$0.16	$1.44	$1.43
Weighted average Class A ordinary shares outstanding:
Basic	447,628	448,439	449,085	448,162
Diluted	592,726	601,138	595,683	604,717

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	449,065	$45	145,328	$—	50	$63	390,055	$—	$4,100,554	$2,378,251	$3,275,566	$(2,661)	$9,751,818
Contributions	—	—	—	—	—	—	—	—	—	—	2,245	—	2,245
Distributions	—	—	—	—	—	—	—	—	—	—	(113,182)	—	(113,182)
Dividends ($0.21 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(94,061)	—	—	(94,061)
Other exchanges	447	—	(447)	—	—	—	447	—	38,407	—	(38,411)	4	—
Share-based compensation and related issuances of Class A ordinary shares	3	—	—	—	—	—	—	—	525	—	—	—	525
Repurchases of Class A ordinary shares	(3,477)	—	—	—	—	—	—	—	(31,744)	(63,492)	—	—	(95,236)
Net income	—	—	—	—	—	—	—	—	—	543,987	262,371	—	806,358
Balance at September 30, 2024	446,038	$45	144,881	$—	50	$63	390,502	$—	$4,107,742	$2,764,685	$3,388,589	$(2,657)	$10,258,467

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	450,352	$46	152,896	$—	50	$63	382,487	$—	$4,031,242	$2,252,945	$3,532,019	$(2,629)	$9,813,686
Contributions	—	—	—	—	—	—	—	—	—	—	2,850	—	2,850
Distributions	—	—	—	—	—	—	—	—	—	—	(120,198)	—	(120,198)
Dividends ($0.20 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(89,751)	—	—	(89,751)
Other exchanges	350	—	(350)	—	—	—	350	—	18,454	—	(18,459)	5	—
Share-based compensation and related issuances of Class A ordinary shares	3	—	—	—	—	—	—	—	581	—	—	—	581
Repurchases of Class A ordinary shares	(4,862)	(1)	—	—	—	—	—	—	(43,519)	(100,628)	—	—	(144,148)
Net income	—	—	—	—	—	—	—	—	—	72,114	49,963	—	122,077
Balance at September 30, 2023	445,843	$45	152,546	$—	50	$63	382,837	$—	$4,006,758	$2,134,680	$3,446,175	$(2,624)	$9,585,097

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	446,692	$45	150,743	$—	50	$63	384,640	$—	$4,011,435	$2,517,583	$3,557,792	$(2,629)	$10,084,289
Contributions	—	—	—	—	—	—	—	—	—	—	6,797	—	6,797
Distributions	—	—	—	—	—	—	—	—	—	—	(367,320)	—	(367,320)
Dividends ($0.63 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(282,809)	—	—	(282,809)
Other exchanges	5,862	1	(5,862)	—	—	—	5,862	—	154,400	—	(154,373)	(28)	—
Share-based compensation and related issuances of Class A ordinary shares	78	—	—	—	—	—	—	—	1,819	—	—	—	1,819
Repurchases of Class A ordinary shares	(6,594)	(1)	—	—	—	—	—	—	(59,912)	(119,750)	—	—	(179,663)
Net income	—	—	—	—	—	—	—	—	—	650,769	345,693	—	996,462
Purchase of non-controlling interest in RPCT	—	—	—	—	—	—	—	—	—	(1,108)	—	—	(1,108)
Balance at September 30, 2024	446,038	$45	144,881	$—	50	$63	390,502	$—	$4,107,742	$2,764,685	$3,388,589	$(2,657)	$10,258,467

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	443,166	$44	164,058	$—	50	$63	371,325	$—	$3,666,160	$1,964,689	$3,897,223	$(2,806)	$9,525,373
Contributions	—	—	—	—	—	—	—	—	—	—	9,690	—	9,690
Distributions	—	—	—	—	—	—	—	—	—	—	(386,590)	—	(386,590)
Dividends ($0.60 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(268,989)	—	—	(268,989)
Other exchanges	11,512	2	(11,512)	—	—	—	11,512	—	415,972	—	(416,156)	182	—
Share-based compensation and related issuances of Class A ordinary shares	54	—	—	—	—	—	—	—	1,740	—	—	—	1,740
Repurchases of Class A ordinary shares	(8,889)	(1)	—	—	—	—	—	—	(77,114)	(201,514)	—	—	(278,629)
Net income	—	—	—	—	—	—	—	—	—	640,494	342,008	—	982,502
Balance at September 30, 2023	445,843	$45	152,546	$—	50	$63	382,837	$—	$4,006,758	$2,134,680	$3,446,175	$(2,624)	$9,585,097

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Cash collections from financial royalty assets	$2,205,933	$2,454,054
Cash collections from intangible royalty assets	14,420	1,067
Other royalty cash collections	79,334	84,275
Distributions from equity method investees	13,396	18,823
Interest received	37,447	63,135
Development-stage funding payments - ongoing	(1,500)	(1,500)
Development-stage funding payments - upfront and milestone	—	(50,000)
Payments for operating and professional costs	(163,804)	(188,839)
Interest paid	(158,765)	(165,841)
Net cash provided by operating activities	2,026,461	2,215,174

Cash flows from investing activities:
Distributions from equity method investees	20,397	39,225
Investments in equity method investees	(10,955)	(10,550)
Purchases of equity securities	(62,500)	—
Proceeds from equity securities	98,575	—
Purchases of available for sale debt securities	(150,000)	—
Proceeds from available for sale debt securities	7,200	—
Proceeds from sales and maturities of marketable securities	—	24,391
Acquisitions of financial royalty assets	(2,009,283)	(1,113,283)
Acquisitions of other financial assets	(18,000)	—
Milestone payments	(50,000)	(12,400)
Other	2,039	—
Net cash used in investing activities	(2,172,527)	(1,072,617)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(281,078)	(284,637)
Distributions to continuing non-controlling interests	(93,711)	(95,045)
Dividends to shareholders	(282,809)	(268,989)
Repurchases of Class A ordinary shares	(177,044)	(274,559)
Contributions from legacy non-controlling interests - R&D	527	455
Contributions from non-controlling interests - other	3,329	5,915
Repayment of long-term debt	—	(1,000,000)
Proceeds from issuance of long-term debt, net of discount	1,471,235	—
Debt issuance costs and other	(12,316)	—
Other	(9,025)	—
Net cash provided by/(used in) financing activities	619,108	(1,916,860)

Net change in cash and cash equivalents	473,042	(774,303)
Cash and cash equivalents, beginning of period	477,010	1,710,751
Cash and cash equivalents, end of period	$950,052	$936,448

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available for sale debt securities, financial royalty assets, derivatives and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents balances as of September 30, 2024 and December 31, 2023 were held with Bank of America, State Street, TD Bank, Citibank, U.S. Bank, DNB Bank and Scotiabank. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, GSK, Roche, Johnson & Johnson, Biogen, AbbVie, Astellas, Pfizer, Novartis and Gilead. As of September 30, 2024 and December 31, 2023, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 33% and 32% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

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

3. Available for Sale Debt Securities

Funding Arrangements with Cytokinetics

In May 2024, we expanded our funding collaboration with Cytokinetics, Incorporated (“Cytokinetics”) to provide up to $575 million. As part of the expanded funding collaboration, we provided funding of $100 million (“Cytokinetics Development Funding”) for Cytokinetics’ Phase 3 clinical trial of omecamtiv mecarbil and amended the funding agreement that we entered into with Cytokinetics in 2022 to provide two additional funding tranches (as amended, “Cytokinetics Commercial Launch Funding”). Following the amendment in May 2024, the Cytokinetics Commercial Launch Funding is comprised of seven tranches with a total funding of up to $525 million.

Our return on the Cytokinetics Development Funding depends on the outcome of omecamtiv mecarbil’s Phase 3 clinical trial and approval by the U.S. Food and Drug Administration (the “FDA”). If omecamtiv mecarbil’s Phase 3 clinical trial is successful and approval by the FDA is received within a specific timeframe, we will receive a return of $100 million and the greater of an incremental 2.0% royalty on annual net sales of omecamtiv mecarbil or quarterly fixed payments for 18 quarters and an incremental 2.0% royalty thereafter. If FDA approval is not received within a specific timeframe, we will receive a return of 2.4 times the Cytokinetics Development Funding over 18 quarters. If the Phase 3 clinical trial is not successful within a specific timeframe, we will receive a return of 2.3 times the Cytokinetics Development Funding over 22 quarters.

Out of the seven tranches of the Cytokinetics Commercial Launch Funding, tranches one and six have been funded. Tranches two and three are no longer available because the related regulatory milestones were not met. Tranches four, five and seven are available for draw upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”). In April 2024, the contingency for the fourth tranche was met, triggering the requirement that Cytokinetics draws at least $50 million, with the ability to draw an additional $25 million within one year. For tranches one, four, five, six and seven, we expect to receive a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter of the funding date of each tranche. In the fourth quarter of 2023, we began receiving quarterly repayments on the first tranche.

We elected the fair value option to account for the Cytokinetics Development Funding and the Cytokinetics Commercial Launch Funding (collectively the “Cytokinetics Funding Arrangements”) as it most accurately reflects the nature of the funding arrangements. The funded Cytokinetics Funding Arrangements are recorded within Available for sale debt securities on the condensed consolidated balance sheets. The Cytokinetics Funding Commitments, which include options and forwards, are recognized at fair value within Other liabilities on the condensed consolidated balance sheets. The changes in the fair value of the funded Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments are recorded within Gains on available for sale debt securities in the condensed consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Further, as part of the expanded funding collaboration in May 2024, we provided funding for the clinical trials of CK-586 in exchange for a royalty and purchased Cytokinetics common stock, both of which are further described in Note 4–Fair Value Measurements and Financial Instruments. Lastly, the funding collaboration also included a royalty restructuring on aficamten.

The table below summarizes the components of our funding collaboration with Cytokinetics and related funding status as of September 30, 2024 (in thousands):

	Funded	Required Future Draw	Potential Future Draw	Total
Cytokinetics Commercial Launch Funding(1)	$100,000	$50,000	$300,000	$450,000
Cytokinetics Development Funding	100,000	—	—	100,000
Cytokinetics R&D Funding Derivative(2)	50,000	—	150,000	200,000
Cytokinetics Common Stock	50,000	—	—	50,000
Total	$300,000	$50,000	$450,000	$800,000
(1)Total excludes $75 million for two tranches that are no longer available. Total reflects $225 million for two additional tranches under the expanded funding collaboration in May 2024.
(2)Related to our funding for the clinical trials of CK-586. We have the option to fund up to an additional $150 million. See Note 4–Fair Value Measurements and Financial Instruments for additional discussion.

MorphoSys Development Funding Bonds

In September 2022, we provided MorphoSys AG (“MorphoSys”) funding of $300 million (“MorphoSys Development Funding Bonds”). We expect to receive a return of 2.2 times the MorphoSys Development Funding Bonds, payable on a quarterly basis over nine years, with the first payment beginning in the fourth quarter of 2024.

We elected the fair value option to account for the MorphoSys Development Funding Bonds as it most accurately reflects the nature of the instrument. The MorphoSys Development Funding Bonds are recorded within Available for sale debt securities on the condensed consolidated balance sheets. The changes in the fair value of the MorphoSys Development Funding Bonds are recorded within Gains on available for sale debt securities in the condensed consolidated statements of operations.

The table below summarizes our available for sale debt securities recorded at fair value (in thousands):

	Cost	Unrealized Gains	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of September 30, 2024
Debt securities(1)	$512,554	$193,246	$705,800	$48,500	$657,300	$—	$705,800
Funding commitments(2)	(12,300)	7,700	(4,600)	—	—	(4,600)	(4,600)
Total	$500,254	$200,946	$701,200	$48,500	$657,300	$(4,600)	$701,200

As of December 31, 2023
Debt securities(1)	$359,667	$95,733	$455,400	$18,300	$437,100	$—	$455,400
Funding commitments(2)	(7,300)	6,400	(900)	—	—	(900)	(900)
Total	$352,367	$102,133	$454,500	$18,300	$437,100	$(900)	$454,500
(1)The cost related to tranches one and six of the Cytokinetics Commercial Launch Funding and the cost for the Cytokinetics Development Funding reflect the fair values on their respective funding dates. The cost related to tranche one of the Cytokinetics Commercial Launch Funding is amortized as quarterly repayments are received. The cost of the MorphoSys Development Funding Bonds represents the amounts funded.
(2)Related to Cytokinetics Funding Commitments for which certain tranches remain available as of the respective balance sheet dates. The costs associated with the Cytokinetics Funding Commitments represent the fair values on their respective transaction dates.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$354,930	$—	$—	$354,930	$157,420	$—	$—	$157,420
Available for sale debt securities(2)	—	—	48,500	48,500	—	—	18,300	18,300
Total current assets	$354,930	$—	$48,500	$403,430	$157,420	$—	$18,300	$175,720

Equity securities(3)	175,968	—	52,899	228,867	199,190	—	297	199,487
Available for sale debt securities(2)	—	—	657,300	657,300	—	—	437,100	437,100
Derivative instrument(4)	—	—	21,000	21,000	—	—	—	—
Royalty at fair value(3)	—	—	5,323	5,323	—	—	1,778	1,778
Total non-current assets	$175,968	$—	$736,522	$912,490	$199,190	$—	$439,175	$638,365

Liabilities:
Funding commitments(5)	—	—	(4,600)	(4,600)	—	—	(900)	(900)
Total non-current liabilities	$—	$—	$(4,600)	$(4,600)	$—	$—	$(900)	$(900)
(1)Recorded within Cash and cash equivalents on the condensed consolidated balance sheets.
(2)Related to tranche one of the Cytokinetics Commercial Launch Funding and the MorphoSys Development Funding Bonds. As of September 30, 2024, amount also includes tranche six of the Cytokinetics Commercial Launch Funding and the Cytokinetics Development Funding.
(3)The amounts reflected within Level 3 are related to equity securities and a revenue participation right acquired from ApiJect Holdings, Inc. (“ApiJect”), a private company. We estimated the fair values related to the instruments acquired from ApiJect using a discounted cash flow with Level 3 inputs including forecasted cash flows and the weighted average cost of capital. The revenue participation right was recorded within Other assets on the condensed consolidated balance sheets. See Note 7–Non-Consolidated Affiliates for additional discussion. As of September 30, 2024, the amount reflected within Level 3 also includes the Cytokinetics common stock that we purchased as part of the expanded funding collaboration described in Note 3–Available for Sale Debt Securities.
(4)Related to the Cytokinetics R&D Funding Derivative (as defined below) recorded within Other assets on the condensed consolidated balance sheet.
(5)Related to the Cytokinetics Funding Commitments recorded within Other liabilities on the condensed consolidated balance sheets.

For the third quarter and first nine months of 2024, we recognized gains of $50.8 million and $33.3 million, respectively, on equity securities still held as of September 30, 2024. For the third quarter and first nine months of 2023, we recognized gains of $4.7 million and $14.4 million, respectively, on equity securities still held as of September 30, 2024.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended September 30, 2024
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument(2)	Royalty at Fair Value
Balance at the beginning of the period	$52,322	$668,400	$(22,000)	$18,000	$5,323
Gains on equity securities	577	—	—	—	—
Gains on derivative financial instruments	—	—	—	3,000	—
Gains on available for sale debt securities	—	40,280	17,400	—	—
Redemption(1)	—	(2,880)	—	—	—
Balance at the end of the period	$52,899	$705,800	$(4,600)	$21,000	$5,323
(1)Amount relates to the quarterly repayment on tranche one of the Cytokinetics Commercial Launch Funding.
(2)Related to the Cytokinetics R&D Funding Derivative (as defined below).

	For the Three Months Ended September 30, 2023
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$5,718	$348,800	$(8,500)	$8,680	$16,583
Losses on equity securities	(1,546)	—	—	—	—
Losses on derivative financial instruments	—	—	—	(8,680)	—
Gains/(losses) on available for sale debt securities	—	10,100	(2,800)	—	—
Other non-operating expense	—	—	—	—	(252)
Balance at the end of the period	$4,172	$358,900	$(11,300)	$—	$16,331

	For the Nine Months Ended September 30, 2024
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument(3)	Royalty at Fair Value
Balance at the beginning of the period	$297	$455,400	$(900)	$—	$1,778
Purchases	46,500	150,000	—	18,000	—
Gains/(losses) on initial recognition(1)	—	5,000	(5,000)	—	—
Gains on equity securities	6,102	—	—	—	—
Gains on derivative financial instruments	—	—	—	3,000	—
Gains on available for sale debt securities	—	102,600	1,300	—	—
Other non-operating income	—	—	—	—	3,545
Redemptions(2)	—	(7,200)	—	—	—
Balance at the end of the period	$52,899	$705,800	$(4,600)	$21,000	$5,323
(1)Represents purchase price allocation to arrive at the appropriate fair value on initial recognition.
(2)Amount relates to the quarterly repayment on tranche one of the Cytokinetics Commercial Launch Funding.
(3)Related to the Cytokinetics R&D Funding Derivative (as defined below).

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2023
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instruments(1)	Royalty at Fair Value
Balance at the beginning of the period	$8,472	$227,600	$(2,500)	$96,610	$14,500
Losses on equity securities	(4,300)	—	—	—	—
Losses on derivative financial instruments	—	—	—	(2,290)	—
Gains/(losses) on available for sale debt securities	—	131,300	(8,800)	—	—
Other non-operating income	—	—	—	—	1,831
Settlements	—	—	—	(94,320)	—
Balance at the end of the period	$4,172	$358,900	$(11,300)	$—	$16,331
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

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 3 measurement as of September 30, 2024 and December 31, 2023 in the fair value hierarchy. As of September 30, 2024 and December 31, 2023, we did not have any financial instruments recorded at fair value using Level 2 inputs.

Cytokinetics Common Stock

In May 2024, we purchased approximately 980 thousand shares of Cytokinetics common stock. As part of the transaction, we are restricted from selling the Cytokinetics common stock for six months following the close of the transaction. The fair value of the Cytokinetics common stock as of September 30, 2024 was based on the closing stock price and adjusted for the transfer restriction, which was determined by calculating the value of a put option over the Cytokinetics common stock to match the duration of the transfer restriction. This methodology incorporates Level 3 inputs, including the estimated volatility of the Cytokinetics common stock, which requires the use of significant judgement. Our estimated volatility could be reasonably different than the actual volatility for the Cytokinetics common stock which would mean that the estimated fair value for the Cytokinetics common stock could be significantly higher or lower than the fair value determined by management at any particular date.

Cytokinetics Research & Development (“R&D”) Funding Derivative

In May 2024, we funded $50 million upfront in exchange for a royalty on CK-586. We have an option to fund up to an additional $150 million for which we would be eligible to receive milestone payments of up to $150 million upon regulatory approvals and an incremental royalty on CK-586. Upon a change of control event, we have the option to cause Cytokinetics to pay us 1.5 times the initial and additional funding amounts in a lump sum to terminate our rights to receive royalties and milestone payments. Our funding arrangement on CK-586 is accounted for as a derivative instrument and is recorded at fair value (“Cytokinetics R&D Funding Derivative”).

We estimated the fair value of the Cytokinetics R&D Funding Derivative as of September 30, 2024 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including the probabilities of us exercising the additional funding option, regulatory approvals and the occurrence of a change of control event during the duration of the arrangement. We also assumed a risk-adjusted discount rate of 11.2% as of September 30, 2024. Our estimate of expectation of timing and probabilities of us exercising the additional funding option, regulatory approvals and a change of control event, the risk-adjusted discount rate and the interest rate volatility could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments

We estimated the fair values of the funded Cytokinetics Funding Arrangements as of September 30, 2024 and December 31, 2023 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Funding Arrangements require significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of September 30, 2024 and December 31, 2023 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of September 30, 2024 and December 31, 2023, this methodology incorporates Level 3 inputs, including the probability of a change of control event occurring during the investment term, an assumed interest rate volatility of 40.0% and 37.5%, respectively, and an assumed risk-adjusted discount rate of 11.2% and 10.9%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

MorphoSys Development Funding Bonds

We estimated the fair value of the MorphoSys Development Funding Bonds as of September 30, 2024 and December 31, 2023 based on a discounted cash flow calculation using estimated risk-adjusted discount rates, which are Level 3 inputs. Our estimate of the risk adjusted discount rates could reasonably be different than the discount rates selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the condensed consolidated balance sheets at amortized cost using the effective interest method. Financial royalty assets do not include our entire portfolio of investments, and specifically exclude the following:

1.development-stage product candidates where the funding was (i) expensed as upfront R&D upon acquisition (e.g., Trodelvy and Nurtec ODT), (ii) expensed as ongoing R&D (e.g., historically, Soliqua from our co-funding agreement with Sanofi) or (iii) treated as a derivative instrument (e.g., CK-586); and
2.contractual funding arrangements (e.g., the MorphoSys Development Funding Bonds and the Cytokinetics Funding Arrangements), which are accounted for as available for sale debt securities.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Of the current portion of financial royalty assets, approximately 9.8% and 10.1% was attributable to legacy non-controlling interests as of September 30, 2024 and December 31, 2023, respectively. The fair value of the non-current portion of financial royalty assets included approximately 8.1% and 9.4% attributable to legacy non-controlling interests as of September 30, 2024 and December 31, 2023, respectively.

The estimated fair values and related carrying values of the current and non-current portions of financial royalty assets are presented below (in thousands):

	As of September 30, 2024		As of December 31, 2023
Financial Royalty Assets	Fair Value	Carrying Value, Net	Fair Value	Carrying Value, Net
Current	$765,773	$765,773	$738,438	$738,438
Non-current	20,909,498	14,968,074	19,077,706	14,088,655
Total	$21,675,271	$15,733,847	$19,816,144	$14,827,093

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

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets are as follows (in thousands):

		As of September 30, 2024
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$5,182,429	$(190,534)	$4,991,895
Evrysdi	2035-2036	2,083,375	(208,212)	1,875,163
Trelegy	2029-2030	1,109,464	(21,937)	1,087,527
Tysabri	(3)	1,361,608	(349,093)	1,012,515
Voranigo	2038	921,142	—	921,142
Tremfya	2031-2032	936,289	(100,798)	835,491
Other	2025-2042	7,764,785	(2,553,010)	5,211,775
Total		$19,359,092	$(3,423,584)	$15,935,508
Less: Cumulative allowance for credit losses (Note 6)				(201,661)
Total current and non-current financial royalty assets, net				$15,733,847
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
(2)Royalty is perpetual; range shown assumes approval of Vertex’s vanzacaftor/tezacaftor/deutivacaftor (“vanzacaftor triple”) and represents expected patent expiration and potential sales decline based on timing of potential generic entry.
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

As of September 30, 2024, the balance of $15.7 billion above for total current and non-current financial royalty assets, net included $1.2 billion in unapproved financial royalty assets held at cost related to frexalimab of $521.5 million and other assets, primarily olpasiran, pelacarsen and olanzapine LAI (TEV-’749).

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

6. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

The cumulative allowance for changes in expected cash flows from financial royalty assets is presented net within the non-current portion of financial royalty assets on the condensed consolidated balance sheets and includes the following:

•the movement in the cumulative allowance related to changes in forecasted royalty payments to be received based on royalty bearing products’ projected sales which are primarily derived from sell-side equity research analysts’ consensus sales forecasts,
•the write-off of cumulative allowance at the end of a royalty asset’s life which only impacts the condensed consolidated balance sheets, and
•the movement in the cumulative allowance for current expected credit losses, primarily associated with new financial royalty assets with limited protective rights and changes in the underlying cash flow forecasts of financial royalty assets with limited protective rights.

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses (in thousands):

Activity for the Period
Balance at December 31, 2023(1)	$(3,065,145)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(1,083,352)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	578,881
Write-off of cumulative allowance	8,325
Current period provision for credit losses, net(2)	(63,954)
Balance at September 30, 2024	$(3,625,245)
(1)Includes $137.7 million related to cumulative allowance for credit losses.
(2)The provision expense for credit losses was primarily related to the additions of Yorvipath, Voranigo and ecopipam to our portfolio.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ApiJect

In April 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment in ApiJect is recorded within Equity securities and the change in fair value is recorded within Gains on equity securities. The fair value of the revenue participation right is recorded within Other assets and the change in fair value is recorded within Other non-operating expenses/(income), net. No amounts were due from or to ApiJect related to the revenue participation right as of September 30, 2024 and December 31, 2023.

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

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that report on a lag. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. Equity in earnings from the Legacy SLP Interest is recorded within Equity in (earnings)/losses of equity method investees. We recorded income allocations of $10.2 million and $5.5 million in the third quarter and first nine months of 2024, respectively. We recorded a loss allocation of $2.3 million and an income allocation of $0.6 million in the third quarter and first nine months of 2023, respectively. We collected cash receipts from the Legacy SLP Interest of $11.0 million and $19.9 million in the third quarter and first nine months of 2024, respectively. We collected cash receipts from the Legacy SLP Interest of $4.8 million and $9.7 million in the third quarter and first nine months of 2023, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. Equity in earnings from the Avillion Entities is recorded within Equity in (earnings)/losses of equity method investees. We recorded an income allocation of $0.2 million and a loss allocation of $7.6 million in the third quarter and first nine months of 2024, respectively. We recorded a loss allocation of $3.0 million and an income allocation of $28.0 million in the third quarter and first nine months of 2023, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million and $13.6 million in the first nine months of 2024 and 2023, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2018, RPIFT entered into an agreement with Avillion II, which was subsequently amended, to fund a total of $155 million over multiple years for a portion of the costs of Phase 2 and 3 clinical trials to advance Airsupra, formerly known as PT027, which was approved by the FDA in January 2023. Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. In the first quarter of 2023, AstraZeneca notified Avillion II that it elected to pay a fee of $80 million to Avillion II to exercise an option to commercialize Airsupra in the United States and we received our pro rata portion of the exercise fee of $34.8 million from Avillion II. In the third quarter of 2024, we received a distribution of $0.5 million from Avillion II, which was the first distribution related to the Airsupra royalty.

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of September 30, 2024 and December 31, 2023, we had unfunded commitments related to the Avillion Entities of $10.3 million and $16.3 million, respectively.

8. Research and Development Funding Expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. R&D funding expense includes development-stage funding payments made to counterparties on an upfront basis or upon pre-approval milestones, and development-stage funding payments that are made to counterparties over time as the related product candidates undergo clinical trials with our counterparties. During the first nine months of 2024 and 2023, we did not enter into any new ongoing R&D funding arrangements.

We recognized R&D funding expense of $0.5 million and $1.5 million in the third quarter and first nine months of 2024, respectively, related to ongoing development-stage funding payments. We recognized R&D funding expense of $50.5 million and $51.5 million in the third quarter and first nine months of 2023, respectively, primarily related to a $50.0 million clinical milestone payment to Cytokinetics for aficamten.

9. Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of September 30, 2024	As of December 31, 2023
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	—
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	—
Unamortized debt discount and issuance costs			(192,621)	(164,715)
Total debt carrying value			7,607,379	6,135,285
Less: Current portion of long-term debt			(996,942)	—
Total long-term debt			$6,610,437	$6,135,285

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Unsecured Notes

In June 2024, we issued $1.5 billion of senior unsecured notes (the “2024 Notes”). The 2024 Notes were issued at a total discount of $28.8 million and we capitalized approximately $12.6 million in debt issuance costs primarily composed of underwriting fees. The 2024 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 5.48% and 5.92%, respectively.

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly-owned subsidiary. We are required to comply with certain covenants under our Notes and as of September 30, 2024, we were in compliance with all applicable covenants.

As of September 30, 2024 and December 31, 2023, the fair value of our outstanding Notes using Level 2 inputs was approximately $6.8 billion and $5.1 billion, respectively.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into to the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024, we entered into Amendment No. 4 to the Credit Agreement to make certain technical modifications. As of September 30, 2024 and December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, portfolio cash flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of September 30, 2024, RP Holdings was in compliance with these covenants.

Principal Payments on the Notes

The future principal payments for our borrowings as of September 30, 2024 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2024	$—
2025	1,000,000
2026	—
2027	1,000,000
2028	—
Thereafter	5,800,000
Total(1)	$7,800,000
(1)Excludes unamortized debt discount and issuance costs of $192.6 million as of September 30, 2024, which are amortized through interest expense over the remaining life of the underlying debt obligations.

10. Shareholders’ Equity

Capital Structure

We have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of September 30, 2024, we have 446,038 thousand Class A ordinary shares and 144,881 thousand Class B ordinary shares outstanding.

An exchange agreement entered into by us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP and EPA Holdings (as amended from time to time, the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests indirectly held by the Continuing Investors Partnerships for our Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B interests are exchangeable on a one-for-one basis for our Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. Such deferred shares are non-voting and do not confer a right to participate in the profits of the Company or any right to receive dividends. As of September 30, 2024, we have 390,502 thousand deferred shares outstanding.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027 and repurchases may be made in the open market or in privately negotiated transactions. In the first nine months of 2024, we repurchased 6.6 million shares at a cost of approximately $179.7 million. In the first nine months of 2023, we repurchased 8.9 million shares at a cost of approximately $278.6 million. As of September 30, 2024, approximately $515.6 million remained available under the share repurchase program.

Non-Controlling Interests

The changes in the balances of our non-controlling interests are as follows (in thousands):

	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
June 30, 2024	$1,199,719	$2,075,847	$—	$3,275,566
Contributions	1,291	954	—	2,245
Distributions	(82,163)	(31,019)	—	(113,182)
Other exchanges	—	(38,411)	—	(38,411)
Net income	86,972	175,399	—	262,371
September 30, 2024	$1,205,819	$2,182,770	$—	$3,388,589

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
June 30, 2023	$(103)	$1,420,864	$2,111,258	$—	$3,532,019
Contributions	—	1,413	1,437	—	2,850
Distributions	(848)	(88,112)	(31,238)	—	(120,198)
Other exchanges	—	—	(18,459)	—	(18,459)
Net income	285	25,623	24,055	—	49,963
September 30, 2023	$(666)	$1,359,788	$2,087,053	$—	$3,446,175

	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2023	$1,339,716	$2,218,076	$—	$3,557,792
Contributions	3,863	2,934	—	6,797
Distributions	(273,609)	(93,711)	—	(367,320)
Other exchanges	—	(154,373)	—	(154,373)
Net income	135,849	209,844	—	345,693
September 30, 2024	$1,205,819	$2,182,770	$—	$3,388,589

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Holdings	Total
December 31, 2022	$(597)	$1,527,887	$2,369,933	$—	$3,897,223
Contributions	—	6,614	3,076	—	9,690
Distributions	(4,755)	(286,674)	(95,161)	—	(386,590)
Other exchanges	—	—	(416,156)	—	(416,156)
Net income	4,686	111,961	225,361	—	342,008
September 30, 2023	$(666)	$1,359,788	$2,087,053	$—	$3,446,175

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of September 30, 2024, the Continuing Investors Partnerships indirectly owned approximately 24% of RP Holdings with the remaining 76% owned by Royalty Pharma plc. As of September 30, 2023, the Continuing Investors Partnerships indirectly owned approximately 25% of RP Holdings with the remaining 75% owned by Royalty Pharma plc.

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

The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. EPA Holdings may also receive a periodic cash advance in respect of the RP Holdings Class C Special Interest to the extent necessary for EPA Holdings or any of its beneficial owners to pay when due any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest. The Equity Performance Awards will be reflected as a transaction between equity holders in the condensed consolidated statements of shareholders’ equity and related periodic cash distributions will be presented as a financing activity in the condensed consolidated statements of cash flows. We do not expect any material Equity Performance Awards to be payable until certain performance conditions discussed above are met. Similarly, we do not expect any material income to be allocated to EPA Holdings until such performance conditions are met.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. In the first nine months of 2024, we declared and paid three quarterly cash dividends of $0.21 per Class A ordinary share in an aggregate amount of $282.8 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan and Share-based Compensation

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares were authorized for issuance in the form of RSUs to our independent directors. RSUs granted under the plan generally vest over one year with the associated share-based compensation expense recorded as part of General and administrative expenses in the condensed consolidated statements of operations. In the third quarter and first nine months of 2024 and 2023, we did not recognize material share-based compensation expenses.

11. Earnings per Share

In the third quarter and first nine months of 2024 and 2023, Class B ordinary shares contingently issuable to EPA Holdings were evaluated and were determined not to have any dilutive impact.

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Consolidated net income	$806,358	$122,077	$996,462	$982,502
Less: Net income attributable to continuing non-controlling interests	175,399	24,055	209,844	225,361
Less: Net income attributable to legacy non-controlling interests	86,972	25,908	135,849	116,647
Net income attributable to Royalty Pharma plc - basic	543,987	72,114	650,769	640,494
Add: Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B ordinary shares	175,399	24,055	209,844	225,361
Net income attributable to Royalty Pharma plc - diluted	$719,386	$96,169	$860,613	$865,855

Denominator
Weighted average Class A ordinary shares outstanding - basic	447,628	448,439	449,085	448,162
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	145,085	152,691	146,576	156,541
Unvested RSUs	13	8	22	14
Weighted average Class A ordinary shares outstanding - diluted	592,726	601,138	595,683	604,717

Earnings per Class A ordinary share - basic	$1.22	$0.16	$1.45	$1.43
Earnings per Class A ordinary share - diluted	$1.21	$0.16	$1.44	$1.43

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Consolidated net income	$996,462	$982,502
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,587,577)	(1,674,689)
Provision for changes in expected cash flows from financial royalty assets	568,425	637,169
Amortization of debt discount and issuance costs	14,256	15,658
(Gains)/losses on derivative financial instruments	(3,000)	2,290
Gains on equity securities	(81,455)	(31,994)
Equity in losses/(earnings) of equity method investees	2,039	(28,614)
Distributions from equity method investees	13,396	18,823
Share-based compensation	1,819	1,740
Gains on available for sale debt securities	(103,900)	(122,500)
Other	(1,801)	3,263
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	2,205,933	2,454,054
Other royalty income receivable	(2,496)	(669)
Other current assets	13,068	(1,942)
Accounts payable and accrued expenses	3,582	1,650
Interest payable	(13,270)	(41,567)
Other liabilities	980	—
Net cash provided by operating activities	$2,026,461	$2,215,174

Non-cash investing and financing activities are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Milestone payable - Cobenfy(1)	$25,000	$—
Milestone payable - Erleada(1)	6,200	—
(1)Related to the achievements of milestone payments on Cobenfy (formerly KarXT) and Erleada that were not paid as of September 30, 2024.

13. Commitments and Contingencies

Cytokinetics Funding Commitments

As of September 30, 2024, $350 million remained available under the Cytokinetics Funding Commitments and Cytokinetics is required to draw a minimum of $50 million.

Teva Development Funding Commitments

In November 2023, we entered into a funding agreement with Teva Pharmaceuticals International GmbH, a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”) to acquire a royalty interest in TEV-’749. Under this agreement, we are committed to fund up to $100 million of the ongoing development of TEV-’749. In the third quarter and first nine months of 2024, we funded $19.6 million and $82.0 million, respectively. Our funding to acquire the royalty interest is classified as a financial royalty asset. As of September 30, 2024, we had unfunded commitments of $18.0 million under this agreement.

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

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

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, are recognized within General and administrative expenses in the condensed consolidated statements of operations. During the third quarter and first nine months of 2024, total operating and personnel payments incurred, including the amounts attributable to Old RPI, were $49.5 million and $138.9 million, respectively. During the third quarter and first nine months of 2023, total operating and personnel payments incurred, including the amounts attributable to Old RPI, were $43.0 million and $154.9 million, respectively.

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

As of September 30, 2024 and December 31, 2023, the financial royalty asset of $52.8 million and $75.6 million, respectively, on the condensed consolidated balance sheets represented only our right to the future payment streams acquired from BMS.

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

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI Inc. (“MSCI”). On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both September 30, 2024 and December 31, 2023. The financial impact associated with this transaction has not been material to date.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.6 million were held by non-controlling interests as of September 30, 2024 and December 31, 2023.

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

15. Subsequent Events

In November 2024, we acquired a royalty interest on Niktimvo from Syndax Pharmaceuticals, Inc. for an upfront payment of $350 million.

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

Understanding Our Financial Reporting

Our portfolio of investments contains royalties and royalty-like terms held through different forms or instruments. Most of the royalties we acquire are treated as investments in cash flow streams and are classified as financial assets measured under the effective interest method in accordance with generally accepted accounting principles in the United States (“GAAP”). Under this accounting methodology, we calculate the effective interest rate on each financial royalty asset using a forecast of the expected cash flows to be received over the life of the financial royalty asset relative to the initial acquisition price. The yield, which is calculated at the end of each reporting period and applied prospectively, is then recognized via accretion into our income at the effective rate of return over the expected life of the financial royalty asset.

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

Additionally, following the consummation of our IPO, we also report non-controlling interests related to:

3. The Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests was approximately 24% as of September 30, 2024. RP Holdings Class B Interests are exchangeable into Class A ordinary shares. As the Continuing Investors Partnerships conduct exchanges, the Continuing Investors Partnerships’ ownership in RP Holdings decreases and the value of this non-controlling interest decreases. Additionally, RP Holdings began to retire RP Holdings Class A Interests held by us in connection with our repurchase of Class A ordinary shares. As RP Holdings retires RP Holdings Class A Interests, our ownership in RP Holdings decreases and the value of this non-controlling interest increases.

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

The royalty payors that accounted for greater than 10% of our total income and other revenues are shown in the table below:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Royalty Payor	Royalty	2024	2023	2024	2023
Vertex	Cystic fibrosis franchise	36%	41%	37%	36%
Roche	Evrysdi, Mircera	10%	*	10%	*
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

Provision for changes in expected cash flows from financial royalty assets

The Provision for changes in expected cash flows from financial royalty assets includes the following:

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

As discussed above, income is accreted on our financial royalty assets using the effective interest method. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly in the condensed consolidated statements of operations through the line item Provision for changes in expected cash flows from financial royalty assets. If, in a subsequent period, there is an increase in expected cash flows or if actual cash flows are greater than cash flows previously expected, we reverse the provision expense previously recorded in part or in full by recording a credit to the provision.

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

Results of Operations

The comparison of our historical results of operations is as follows (in thousands):

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Income and other revenues
Income from financial royalty assets	$533,166	$508,657	24,509	4.8	$1,587,577	$1,674,689	(87,112)	(5.2)
Other royalty income and revenues	31,524	27,656	3,868	14.0	82,358	83,797	(1,439)	(1.7)
Total income and other revenues	564,690	536,313	28,377	5.3	1,669,935	1,758,486	(88,551)	(5.0)
Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(227,604)	277,137	(504,741)	*	568,425	637,169	(68,744)	(10.8)
Research and development funding expense	500	50,500	(50,000)	(99.0)	1,500	51,500	(50,000)	(97.1)
General and administrative expenses	56,720	57,234	(514)	(0.9)	169,080	190,563	(21,483)	(11.3)
Total operating (income)/expense, net	(170,384)	384,871	(555,255)	*	739,005	879,232	(140,227)	(15.9)
Operating income	735,074	151,442	583,632	385.4	930,930	879,254	51,676	5.9
Other (income)/expense
Equity in (earnings)/losses of equity method investees	(10,407)	5,222	(15,629)	*	2,039	(28,614)	30,653	*
Interest expense	66,506	46,033	20,473	44.5	159,751	139,932	19,819	14.2
Other income, net	(127,383)	(21,890)	(105,493)	481.9	(227,322)	(214,566)	(12,756)	5.9
Total other (income)/expense, net	(71,284)	29,365	(100,649)	*	(65,532)	(103,248)	37,716	(36.5)
Consolidated net income	806,358	122,077	684,281	560.5	996,462	982,502	13,960	1.4
Net income attributable to non-controlling interests	262,371	49,963	212,408	425.1	345,693	342,008	3,685	1.1
Net income attributable to Royalty Pharma plc	$543,987	$72,114	471,873	654.3	$650,769	$640,494	10,275	1.6
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products is as follows, in order of contribution to income for the first nine months of 2024 (in thousands):

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Cystic fibrosis franchise	$205,701	$218,938	(13,237)	(6.0)	$619,113	$631,813	(12,700)	(2.0)
Evrysdi	56,747	20,519	36,228	176.6	166,277	58,005	108,272	186.7
Trelegy	37,593	32,234	5,359	16.6	110,272	96,571	13,701	14.2
Tremfya	37,293	36,937	356	1.0	109,137	114,422	(5,285)	(4.6)
Imbruvica	32,139	38,463	(6,324)	(16.4)	100,280	136,785	(36,505)	(26.7)
Tysabri	30,355	42,682	(12,327)	(28.9)	93,722	130,658	(36,936)	(28.3)
Other products	133,338	118,884	14,454	12.2	388,776	506,435	(117,659)	(23.2)
Total income from financial royalty assets	$533,166	$508,657	24,509	4.8	$1,587,577	$1,674,689	(87,112)	(5.2)

Three months ended September 30, 2024 and 2023

Income from financial royalty assets increased by $24.5 million, or 4.8%, in the third quarter of 2024 as compared to the third quarter of 2023, primarily due to an increase in income from Evrysdi attributable to the incremental royalties that we acquired in the fourth quarter of 2023 and second quarter of 2024. The increase was partially offset by the declines in sell-side equity research analysts’ consensus sales forecast for cystic fibrosis franchise.

Nine months ended September 30, 2024 and 2023

Income from financial royalty assets decreased by $87.1 million, or 5.2%, in the first nine months of 2024 as compared to the first nine months of 2023, primarily due to the March 2023 U.S. Food and Drug Administration (“FDA”) approval of Pfizer’s Zavzpret. This FDA approval resulted in our receipt of a $475.0 million milestone payment and $153.6 million of interest income recognized in the first quarter of 2023 as reflected within other products in the above table, which were non-recurring. The decrease was partially offset by the increase in income from Evrysdi in 2024 attributable to the incremental royalties that we acquired in the fourth quarter of 2023 and second quarter of 2024.

Other royalty income and revenues

Three months ended September 30, 2024 and 2023

Other royalty income and revenues increased by $3.9 million, or 14.0%, in the third quarter of 2024 as compared to the third quarter of 2023, primarily related to the sales growth of Nurtec ODT and Trodelvy, partially offset by the decrease in the income from fully amortized financial royalty assets.

Nine months ended September 30, 2024 and 2023

Other royalty income and revenues were relatively flat in the first nine months of 2024 as compared to the first nine months of 2023.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended September 30, 2024		For the Three Months Ended September 30, 2023
Royalty		Royalty
Tysabri	$(76,489)	Tysabri	$145,004
Xtandi	(52,410)	Xtandi	52,705
Cystic fibrosis franchise	(44,501)	Tremfya	45,873
Evrysdi	(36,513)	Tazverik	6,606
Trelegy	(24,885)	Crysvita	(11,467)
Other	(26,529)	Other	8,504
Total provision, exclusive of provision for credit losses	(261,327)	Total provision, exclusive of provision for credit losses	247,225
Provision for current expected credit losses	33,723	Provision for current expected credit losses	29,912
Total provision	$(227,604)	Total provision	$277,137

	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
Royalty		Royalty
Evrysdi	$208,212	Imbruvica	$231,453
Cystic fibrosis franchise	187,996	Tremfya	151,563
Crysvita	142,089	Tysabri	143,998
Promacta	59,410	Xtandi	60,536
Tysabri	(85,475)	Evrysdi	(46,077)
Other	(7,761)	Other	64,291
Total provision, exclusive of provision for credit losses	504,471	Total provision, exclusive of provision for credit losses	605,764
Provision for current expected credit losses	63,954	Provision for current expected credit losses	31,405
Total provision	$568,425	Total provision	$637,169

Three months ended September 30, 2024 and 2023

In the third quarter of 2024, we recorded provision income of $227.6 million, comprised of $261.3 million in provision income for changes in expected cash flows and $33.7 million in provision expense for current expected credit losses. We recorded provision income for changes in expected cash flows primarily related to Tysabri, Xtandi, cystic fibrosis franchise and Evrysdi due to increases in sell-side equity research analysts’ consensus sales forecasts. The provision expense for credit losses was primarily driven by the addition of Yorvipath to our portfolio.

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

Nine months ended September 30, 2024 and 2023

In the first nine months of 2024, we recorded provision expense of $568.4 million, comprised of $504.5 million in provision expense for changes in expected cash flows and $64.0 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Evrysdi due to declines in sell-side equity research analysts’ consensus sales forecasts. We recorded provision expense for changes in expected cash flows related to the cystic fibrosis franchise, primarily due to the inclusion of consensus estimates for Vertex’s vanzacaftor triple following disclosure of the Phase 3 clinical data and the conservative assumption that royalties are only collected on the tezacaftor component of the vanzacaftor triple and not the deuterated ivacaftor component. Although we believe that the deuterated ivacaftor component of vanzacaftor triple is the same as ivacaftor and is therefore royalty-bearing, Vertex has made public statements that it believes the deuterated ivacaftor component is not royalty-bearing. If deuterated ivacaftor is determined to be royalty-bearing, we may recognize provision income in our results of operations at that time. Additionally, we recorded provision expense for Crysvita due to declines in sales forecasts. The provision expense for credit losses was primarily driven by the additions of Yorvipath, Voranigo and ecopipam to our portfolio.

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

R&D funding expense

Three months ended September 30, 2024 and 2023

R&D funding expense decreased by $50.0 million, or 99.0% in the third quarter of 2024 as compared to the third quarter of 2023. In the third quarter of 2023, we recognized R&D funding expense of $50.0 million related to a clinical milestone payment for aficamten.

Nine months ended September 30, 2024 and 2023

R&D funding expense decreased by $50.0 million, or 97.1% in the first nine months of 2024 as compared to the first nine months of 2023. In the first nine months of 2023, we recognized R&D funding expense of $50.0 million related to a clinical milestone payment for aficamten.

G&A expenses

Three months ended September 30, 2024 and 2023

G&A expenses were relatively flat in the third quarter of 2024 as compared to the third quarter of 2023.

Nine months ended September 30, 2024 and 2023

G&A expenses decreased by $21.5 million, or 11.3%, in the first nine months of 2024 as compared to the first nine months of 2023, primarily from lower Operating and Personnel Payments in the current period. The higher expense in 2023 was due to higher Portfolio Receipts, which included the one-time receipt of a $475.0 million Zavzpret milestone payment in the first quarter 2023.

Equity in (earnings)/losses of equity method investees

Three months ended September 30, 2024 and 2023

Equity in earnings of equity method investees was $10.4 million in the third quarter of 2024 as compared to equity in losses of equity method investees of $5.2 million in the third quarter of 2023, primarily driven by an income allocation from the Legacy SLP Interest of $10.2 million in the third quarter of 2024 as compared to a loss allocation of $2.3 million in the third quarter of 2023.

Nine months ended September 30, 2024 and 2023

Equity in losses of equity method investees was $2.0 million in the first nine months of 2024 as compared to equity in earnings of equity method investees of $28.6 million in the first nine months of 2023, primarily driven by a loss allocation from the Avillion Entities of $7.6 million in the first nine months of 2024 as compared to an income allocation of $28.0 million in the first nine months of 2023. The income allocation in the first nine months of 2023 from the Avillion Entities was primarily driven by an $80 million payment the Avillion Entities received related to AstraZeneca’s election to exercise an option to commercialize Airsupra in the United States.

Interest expense

Three months ended September 30, 2024 and 2023

Interest expense increased by $20.5 million, or 44.5% in the third quarter of 2024 as compared to the third quarter of 2023, primarily driven by the issuance of the $1.5 billion of senior unsecured notes in June 2024. The increase was partially offset by the repayment of $1.0 billion of senior unsecured notes in September 2023 upon maturity.

Nine months ended September 30, 2024 and 2023

Interest expense increased by $19.8 million, or 14.2% in the first nine months of 2024 as compared to the first nine months of 2023, primarily driven by the issuance of the $1.5 billion of senior unsecured notes in June 2024. The weighted average coupon rate on our senior unsecured notes outstanding as of September 30, 2024 and 2023 was 3.06% and 2.24%, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of our debt financing arrangements.

Other income, net

Three months ended September 30, 2024 and 2023

Other income, net of $127.4 million in the third quarter of 2024 was primarily comprised of $57.7 million of gains on available for sale debt securities, $50.8 million of gains on equity securities and $17.5 million of interest income. The gains on available for sale debt securities were primarily driven by the changes in fair value of the Cytokinetics Funding Arrangements.

Other income, net of $21.9 million in the third quarter of 2023 was primarily comprised of $23.4 million of interest income earned on cash and cash equivalents held at financial institutions.

Nine months ended September 30, 2024 and 2023

Other income, net of $227.3 million in the first nine months of 2024 was primarily comprised of $103.9 million of gains on available for sale debt securities, $81.5 million of gains on equity securities and $38.3 million of interest income. The gains on available for sale debt securities were primarily driven by the changes in fair value of the MorphoSys Development Funding Bonds.

Other income, net of $214.6 million in the first nine months of 2023 was primarily comprised of $122.5 million of gains on available for sale debt securities, $65.8 million of interest income earned on cash and cash equivalents held at financial institutions and $32.0 million of gains on equity securities. The gains on available for sale debt securities were primarily driven by the change in fair value of the MorphoSys Development Funding Bonds.

Net income attributable to non-controlling interests

Three months ended September 30, 2024 and 2023

Net income attributable to the Legacy Investors Partnerships increased by $61.3 million in the third quarter of 2024 as compared to the third quarter of 2023, primarily driven by higher net income attributable to Old RPI as a result of lower provision expense in the current year period.

Net income attributable to the Continuing Investors Partnerships increased by $151.3 million in the third quarter of 2024 as compared to the third quarter of 2023, primarily driven by higher net income attributable to RP Holdings in the third quarter of 2024, partially offset by a decline in the Continuing Investors Partnerships’ ownership of RP Holdings resulting from the exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares.

Net income attributable to RPSFT was $0.3 million in the third quarter of 2023. In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT owned by RPSFT and, as such, RPSFT no longer holds a non-controlling interest in RPCT.

Nine months ended September 30, 2024 and 2023

Net income attributable to the Legacy Investors Partnerships increased by $23.9 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily driven by higher income attributable to Old RPI as a result of lower provision expense in the current year period.

Net income attributable to the Continuing Investors Partnerships decreased by $15.5 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily due to lower net income attributable to RP Holdings as a result of lower interest income recognized in 2024. The higher interest income in 2023 was primarily driven by $153.6 million of interest income recognized following the FDA’s approval of Pfizer’s Zavzpret, which was non-recurring. Additionally, the exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to RPSFT was $4.7 million in the first nine months of 2023. In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT owned by RPSFT and, as such, RPSFT no longer holds a non-controlling interest in RPCT.

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

Our portfolio consists of royalties on more than 35 marketed therapies and 15 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neuroscience, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including Royalty Receipts by product and milestones and other contractual receipts, in order of contribution to total Royalty Receipts for the first nine months of 2024 (in thousands):

Products	Marketer(s)	Therapeutic Area	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
			2024	2023	$	%	2024	2023	$	%
Cystic fibrosis franchise(1)	Vertex	Rare disease	$206,988	$195,954	11,034	5.6	$620,218	$563,251	56,967	10.1
Trelegy	GSK	Respiratory	90,541	58,240	32,301	55.5	209,615	143,111	66,504	46.5
Tysabri	Biogen	Neuroscience	68,262	71,464	(3,202)	(4.5)	201,171	211,771	(10,600)	(5.0)
Imbruvica	AbbVie, Johnson & Johnson	Cancer	46,198	51,245	(5,047)	(9.8)	145,389	159,814	(14,425)	(9.0)
Xtandi	Pfizer, Astellas	Cancer	43,311	38,837	4,474	11.5	122,939	108,275	14,664	13.5
Evrysdi	Roche	Rare disease	47,953	15,749	32,204	204.5	117,832	46,318	71,514	154.4
Promacta	Novartis	Hematology	41,810	44,609	(2,799)	(6.3)	114,856	117,376	(2,520)	(2.1)
Tremfya	Johnson & Johnson	Immunology	34,264	27,194	7,070	26.0	100,336	81,117	19,219	23.7
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	18,527	17,294	1,233	7.1	53,092	48,234	4,858	10.1
Trodelvy	Gilead	Cancer	11,473	9,114	2,359	25.9	32,129	23,191	8,938	38.5
Spinraza	Biogen	Rare disease	14,186	15,253	(1,067)	(7.0)	30,422	27,815	2,607	9.4
Erleada	Johnson & Johnson	Cancer	10,025	7,723	2,302	29.8	28,230	18,793	9,437	50.2
Orladeyo	BioCryst	Rare disease	10,358	7,776	2,582	33.2	27,592	21,130	6,462	30.6
Nurtec ODT/Zavzpret	Pfizer	Neuroscience	7,843	5,300	2,543	48.0	18,025	13,347	4,678	35.0
Other products(2)			80,005	71,408	8,597	12.0	219,515	214,376	5,139	2.4
Royalty Receipts			$731,744	$637,160	94,584	14.8	$2,041,361	$1,797,919	243,442	13.5
Milestones and other contractual receipts			2,880	—	2,880	n/a	18,241	514,888	(496,647)	(96.5)
Portfolio Receipts			$734,624	$637,160	97,464	15.3	$2,059,602	$2,312,807	(253,205)	(10.9)
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

Analysis of Portfolio Receipts

The key drivers of Portfolio Receipts are discussed below:

•Cystic fibrosis franchise – Royalty Receipts from the cystic fibrosis franchise, including Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which are marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $57.0 million in the first nine months of 2024 as compared to the first nine months of 2023. The increase was primarily driven by the continued U.S. performance of Trikafta and the strong uptake of Kaftrio outside of the United States, including its uptake in younger age groups.

•Trelegy – Royalty Receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $66.5 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily driven by strong patient demand, single inhaler triple therapy class growth and increased market share.

•Tysabri – Royalty Receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $10.6 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily due to pricing pressure and competition.

•Imbruvica – Royalty Receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $14.4 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily due to competitive pressures.

•Xtandi – Royalty Receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $14.7 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily driven by growth in all regions.

•Evrysdi – Royalty Receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $71.5 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily attributable to royalty receipts on the incremental royalties we acquired in the fourth quarter of 2023 and the second quarter of 2024. The increase is further driven by gains in patient share across all regions.

•Promacta – Royalty Receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, decreased by $2.5 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily due to higher revenue deductions, partially offset by an increased use of Promacta in chronic ITP and severe aplastic anemia in the United States.

•Tremfya – Royalty Receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, increased by $19.2 million in the first nine months of 2024 as compared to the first nine months of 2023, due to market growth, market share gains and favorable patient mix.

•Cabometyx/Cometriq – Royalty Receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, increased by $4.9 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily driven by continued demand growth in the United States and globally by broad uptake in combination with Opdivo in first-line renal cell carcinoma across clinical risk groups and practice settings.

•Trodelvy – Royalty Receipts from Trodelvy, which is marketed by Gilead for the treatment of adult patients with metastatic triple-negative breast cancer and pre-treated hormone receptor (HR)-positive, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer, increased by $8.9 million in the first nine months of 2024 as compared to the first nine months of 2023. The increase was primarily driven by continued demand in second-line metastatic triple-negative breast cancer and pretreated HR+/HER2- metastatic breast cancer.

•Spinraza – Royalty Receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, increased by $2.6 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily due to relatively consistent U.S. sales, while performance outside the United States was impacted by the timing of shipments, competition and pricing pressure. We acquired the Spinraza royalty in the first quarter of 2023 and began receiving royalties in the second quarter of 2023.

•Erleada – Royalty Receipts from Erleada, which is marketed by Johnson & Johnson for the treatment of patients with prostate cancer, increased by $9.4 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily driven by continued share gains and market growth in metastatic castration-sensitive prostate cancer. We acquired an incremental royalty on Erleada in the second quarter of 2023 and began receiving the additional royalty in the third quarter of 2023.

•Orladeyo – Royalty Receipts from Orladeyo, which is marketed by BioCryst for the treatment of hereditary angioedema, increased by $6.5 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily driven by continued strong patient uptake.

•Nurtec ODT/Zavzpret – Royalty Receipts from Nurtec ODT, which is marketed by Pfizer for the acute treatment of migraine, increased by $4.7 million in the first nine months of 2024 as compared to the first nine months of 2023. The increase was primarily driven by strong demand in the United States, as well as recent launches in international markets, partially offset by lower net price in the United States due to unfavorable changes in channel mix.

•Other products – Royalty Receipts from other products increased by $5.1 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily driven by the receipt of the underpaid royalties on Tradjenta, higher distributions from the Legacy SLP Interest and the timing of royalty receipts on Entyvio, partially offset by a decline in royalty receipts on Lexiscan due to generic competition.

•Milestones and other contractual receipts decreased by $496.6 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily due to a $475.0 million milestone payment received following the FDA’s approval of Zavzpret in March 2023 and a $28.7 million payment from our joint venture investee, Avillion II, for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in United States, both of which occurred in the first quarter of 2023.

Key Developments Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Skytrofa. In September 2024, Ascendis Pharma announced the submission of a supplemental Biologics License Application (sBLA) to the FDA for TransCon hGH (marketed as Skytrofa) for the treatment of adults with growth hormone deficiency.

•Cobenfy. In September 2024, Bristol Myers Squibb announced the FDA approval of Cobenfy (formerly KarXT), a first-in-class muscarinic agonist for the treatment of schizophrenia in adults. Following FDA approval of Cobenfy, we will make a $25 million milestone payment to PureTech Health in the fourth quarter of 2024.

•Cabometyx. In September 2024, Exelixis announced final results from the Phase 3 pivotal CABINET study, which demonstrated a significant improvement in progression-free survival for cabozantinib in patients with advanced neuroendocrine tumors. Exelixis submitted a supplemental New Drug Application, which was assigned a Prescription Drug User Fee Act (PDUFA) date of April 2025, and Ipsen has submitted an extension of indication Marketing Authorization to the European Medicines Agency.

In September 2024, Exelixis announced final results from the Phase 3 pivotal CONTACT-02 study, which achieved one of two primary endpoints, demonstrating a statistically significant benefit in progression-free survival, and a numerical but not statistically significant improvement in overall survival for cabozantinib in combination with atezolizumab in patients with metastatic castration-resistant prostate cancer. Exelixis intends to submit a supplemental New Drug Application with the FDA later this year.

•Tremfya. In September 2024, Johnson and Johnson announced the FDA approval of Tremfya for the treatment of adults with moderately to severely active ulcerative colitis.

•Spinraza. In September 2024, Biogen announced the pivotal cohort (Part B) of the Phase 2/3 DEVOTE study evaluating the safety and efficacy of a higher dose regimen of Spinraza in infants with spinal muscular atrophy met its primary endpoint, achieving a statistically significant improvement in motor function compared to a prespecified matched sham control group.

•Voranigo. In August 2024, Servier announced the FDA approval of Voranigo, a first-in-class targeted therapy for patients with isocitrate dehydrogenase 1 and 2 (IDH1/2) mutant diffuse glioma.

Development-Stage Product Candidates

•Aficamten. In October 2024, Cytokinetics announced that it submitted a New Drug Application for aficamten to the FDA in the third quarter of 2024. Additionally, Cytokinetics plans to submit a Marketing Authorization Application for aficamten to the European Medicines Agency in the fourth quarter of 2024.

•BCX10013. In August 2024, BioCryst announced that it plans to discontinue development of its oral Factor D inhibitor, BCX10013, as the level of clinical activity observed was less than other therapies on the market.

•MK-8189. In October 2024, Merck updated its public disclosures to remove MK-8189 from its pipeline chart and we do not anticipate making a further investment in this program.

•Pelabresib. In October 2024, Novartis announced that based on its review of 48-week data from the Phase 3 MANIFEST-2 study, longer follow-up time is needed to determine the regulatory path for pelabresib in myelofibrosis. Novartis will continue to follow patients in MANIFEST-2 and evaluate the potential for additional studies to support registration.

•Trontinemab. In October 2024, Roche presented its latest Phase 1b/2a interim results for trontinemab at the Clinical Trials on Alzheimer’s Disease conference, which demonstrated rapid and robust amyloid plaque depletion after 12 to 28 weeks of treatment and an overall favorable safety profile with very limited ARIA-E observed.

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

During the first nine months of 2024, we invested $2.2 billion in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Acquisition Activities

•In November 2024, we acquired a synthetic royalty on Niktimvo from Syndax Pharmaceuticals, Inc. for an upfront payment of $350 million. Niktimvo is approved for the treatment of chronic graft-versus-host disease and will be co-commercialized by Incyte. Following the acquisition, we are entitled to receive royalties on the U.S. net sales on Niktimvo.

•In September 2024, we acquired a royalty interest in deucrictibant from BRAIN Biotech AG for an upfront payment of approximately $21 million and up to EUR 110.5 million in milestone payments contingent on the achievements of certain regulatory and commercial milestones. Deucrictibant is in Phase 3 development by Pharvaris N.V. for the treatment of hereditary angioedema attacks.

•In September 2024, we acquired a synthetic royalty on Yorvipath from Ascendis Pharma A/S for an upfront payment of $150 million. Yorvipath is approved for the treatment of hypoparathyroidism in adults.

•In June 2024, PTC Therapeutics, Inc. (“PTC”) exercised its option to sell half of its retained royalties on Roche’s Evrysdi, an approved product for the treatment of spinal muscular atrophy for approximately $242 million. This option arose from the Evrysdi royalty transaction with PTC that was announced in October 2023, in which we acquired additional royalty on Evrysdi for $1 billion. PTC has an option to sell its remaining 9.5% of the Evrysdi royalty for $250 million less royalties received until December 31, 2025.

•In May 2024, we announced a transaction to acquire a royalty interest in Voranigo from Agios Pharmaceuticals for an upfront payment of $905 million contingent on FDA approval. In August 2024, we made the upfront payment following the FDA approval on Voranigo.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first nine months of 2024 and 2023, we generated $2.0 billion and $2.2 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, Operating and Personnel Payments and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of September 30, 2024 and December 31, 2023, the par value of all of our outstanding senior unsecured notes was $7.8 billion and $6.3 billion, respectively. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility. A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 9–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activities (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	Change
Cash provided by/(used in):
Operating activities	$2,026,461	$2,215,174	$(188,713)
Investing activities	(2,172,527)	(1,072,617)	(1,099,910)
Financing activities	619,108	(1,916,860)	2,535,968

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities decreased by $188.7 million in the first nine months of 2024 as compared to the first nine months of 2023, primarily due to a decrease in cash collections from financial royalty assets of $248.1 million. In the first quarter of 2023, cash collections from financial royalty assets included a $475.0 million milestone payment related to Zavzpret . The decrease was partially offset by lower development-stage funding payments and lower payments for operating and professional costs in the first nine months of 2024.

Investing Activities

Cash used in investing activities increased by $1.1 billion in the first nine months of 2024 as compared to the first nine months of 2023, primarily driven by higher use of cash for purchases of financial royalty assets, available for sale debt securities and equity securities. The higher use of cash was partially offset by proceeds from equity securities.

Financing Activities

Cash provided by financing activities in the first nine months of 2024 was $619.1 million as compared to cash used in financing activities of $1.9 billion in the first nine months of 2023. In the first nine months of 2024, cash provided by financing activities was primarily driven by the net proceeds of $1.5 billion from issuance of the 2024 Notes (as further described below). In the first nine months of 2023, cash used in financing activities was primarily driven by $1.0 billion in debt repayment.

Sources of Capital

As of September 30, 2024 and December 31, 2023 our cash and cash equivalents totaled $950.1 million and $477.0 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of September 30, 2024	As of December 31, 2023
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	—
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	—
Total senior unsecured debt			7,800,000	6,300,000
Unamortized debt discount and issuance costs			(192,621)	(164,715)
Total debt carrying value			7,607,379	6,135,285
Less: Current portion of long-term debt			(996,942)	—
Total long-term debt			$6,610,437	$6,135,285

Senior Unsecured Notes

In June 2024, we issued $1.5 billion of senior unsecured notes (the “2024 Notes”) with a weighted average coupon rate 5.48%. In July 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) with a weighted average coupon rate of 2.80%. In September 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes”) with a weighted average coupon rate of 2.13%. We refer to the 2020 Notes, 2021 Notes and 2024 Notes, collectively, as the “Notes.” The Notes require semi-annual interest payments. The first interest payment date for the 2024 Notes will be March 2, 2025. Indentures governing the Notes contain certain covenants with which we were in compliance as of September 30, 2024.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024, we entered into Amendment No. 4 to the Credit Agreement to make certain technical modifications. As of September 30, 2024, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

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

We were in compliance with the financial covenants as of September 30, 2024.

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

The table below presents Adjusted EBITDA and Portfolio Cash Flow, each as calculated according to its respective definition in our Credit Agreement (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Portfolio Receipts	$734,624	$637,160	$2,059,602	$2,312,807
Payments for operating and professional costs	(55,232)	(54,961)	(163,804)	(188,839)
Adjusted EBITDA (non-GAAP)	$679,392	$582,199	$1,895,798	$2,123,968
Interest paid, net	(62,464)	(53,967)	(121,318)	(102,706)
Portfolio Cash Flow (non-GAAP)	$616,928	$528,232	$1,774,480	$2,021,262

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities (GAAP)	$703,614	$573,520	$2,026,461	$2,215,174
Adjustments:
Proceeds from available for sale debt securities(1), (2)	2,880	—	7,200	—
Distributions from equity method investees(2)	11,489	4,458	20,397	39,225
Interest paid, net(2)	62,464	53,967	121,318	102,706
Development-stage funding payments - ongoing	500	500	1,500	1,500
Development-stage funding payments - upfront and milestone	—	50,000	—	50,000
Distributions to legacy non-controlling interests - Portfolio Receipts(2)	(101,555)	(100,246)	(281,078)	(284,637)
Adjusted EBITDA (non-GAAP)	$679,392	$582,199	$1,895,798	$2,123,968
Interest paid, net(2)	(62,464)	(53,967)	(121,318)	(102,706)
Portfolio Cash Flow (non-GAAP)	$616,928	$528,232	$1,774,480	$2,021,262
(1)In the fourth quarter of 2023, we began receiving quarterly repayments on tranche one of the Cytokinetics Commercial Launch Funding (presented as Proceeds from available for sale debt securities on the statements of cash flows).
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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $282.8 million and $269.0 million in the first nine months of 2024 and 2023, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The authorization for the share repurchase program expires on June 23, 2027. Share repurchases may be made in the open market or in privately negotiated transactions. In the first nine months of 2024, we repurchased 6.6 million shares at a cost of approximately $179.7 million. In the first nine months of 2023, we repurchased 8.9 million shares at a cost of approximately $278.6 million. As of September 30, 2024, approximately $515.6 million remained available under the share repurchase program.

Other Funding Arrangements

As part of the expanded funding collaboration we entered into with Cytokinetics in May 2024, we agreed to fund the clinical trial for CK-586. We funded $50 million upfront in May 2024. We have an option to fund up to an additional $150 million which we have not exercised as of September 30, 2024.

We have a long-term funding arrangement with Cytokinetics which is comprised of seven tranches of up to $525 million in total funding (“Cytokinetics Commercial Launch Funding”). As of September 30, 2024, $350 million remained available under Cytokinetics Commercial Launch Funding of which Cytokinetics is required to draw a minimum of $50 million.

In November 2023, we entered into a funding agreement with Teva to provide up to $100 million to fund the ongoing development of olanzapine LAI (TEV-’749). As of September 30, 2024, we had unfunded commitments of $18 million related to the agreement with Teva.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which was approximately $18.3 million as of September 30, 2024.

We also have certain milestones payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In the first nine months of 2024, we paid a $50.0 million regulatory milestone related to olpasiran. In the first nine months of 2023, we paid a $12.4 million sales-based milestone related to Erleada and a $50.0 million clinical milestone payment to Cytokinetics for aficamten.

Debt Service

As of September 30, 2024, the future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
Remainder of 2024	$—	$—
2025	1,000,000	257,792
2026	—	226,600
2027	1,000,000	226,600
2028	—	209,100
Thereafter	5,800,000	2,753,800
Total(1)	$7,800,000	$3,673,892
(1)Excludes unamortized debt discount and issuance costs of $192.6 million as of September 30, 2024, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of September 30, 2024, the par value and carrying value of the total outstanding and guaranteed Notes was $7.8 billion and $7.6 billion, respectively.

The following financial information presents summarized combined balance sheet information as of September 30, 2024 and December 31, 2023 and summarized combined statement of operations information for the first nine months of 2024 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts (in thousands):

Summarized Combined Balance Sheets
	As of September 30, 2024	As of December 31, 2023
Current assets	$4,443	$42,474
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	42,109	13,086
Current intercompany notes receivable due from Non-Guarantor Subsidiaries	243,741	—
Non-current assets	3,329	4,107
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,027,596	1,921,576
Current liabilities	1,042,689	53,390
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	9,374	13,086
Current intercompany notes payable due to Non-Guarantor Subsidiaries	243,741	—
Non-current liabilities	6,607,306	6,134,383
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,618,553	1,550,204

Summarized Combined Statement of Operations	For the Nine Months Ended September 30, 2024

Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$70,880
Other income	762
Operating expenses	173,926
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	38,145
Net loss	140,429

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2024, our total principal amount of senior unsecured notes outstanding was $7.8 billion. In addition, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). Except for RP Holdings, our subsidiaries that do not guarantee the senior unsecured notes will have no obligation, contingent or otherwise, to pay amounts due under the senior unsecured notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.

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
While our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 64% of our Royalty Receipts in the first nine months of 2024. In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition or results of operations.

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
The market price of our Class A ordinary shares has been and may be volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During the year ended December 31, 2023, the per share trading price of our Class A ordinary shares fluctuated from a low of $26.21 to a high of $39.40. Market volatility, as well as general economic, market or political conditions, could reduce the market price of Class A ordinary shares in spite of our operating performance. In addition to the factors discussed in the Annual Report on Form 10-K, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the third quarter of 2024 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2024 - July 31, 2024	910	$26.46	910	$586,744
August 1, 2024 - August 31, 2024	1,291	27.36	1,291	551,410
September 1, 2024 - September 30, 2024	1,276	28.10	1,276	515,585
Total	3,477	27.40	3,477
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

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the third quarter of 2024, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: November 6, 2024

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: November 6, 2024