Form 10-K
period 2024-12-31
Royalty Pharma plc
filed 2025-02-12
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.1 billion based upon the closing price reported for such date on the Nasdaq Stock Market LLC. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 7, 2025, Royalty Pharma plc had 433,324,905 Class A ordinary shares outstanding and 143,128,262 Class B ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual General Meeting of Shareholders, or Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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
•the potential internalization of the Manager;
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

In 2024, we generated $2.8 billion of Portfolio Receipts (as defined below) and announced transactions with a total potential value of $2.8 billion. Portfolio Receipts is a key performance metric that represents our ability to generate cash from our portfolio investments, the primary source of capital that we can deploy to make new portfolio investments. Portfolio Receipts is defined as the sum of Royalty Receipts (as defined below) and milestones and other contractual receipts. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview” for additional discussion regarding Portfolio Receipts. We deployed $2.8 billion of cash to acquire royalties, milestones and other contractual receipts (“Capital Deployment”) in 2024, which also includes payments made during the year for transactions from prior years. Capital Deployment represents the total outflows that will drive future Portfolio Receipts.

Royalty Receipts[1]
(Year-over-Year Growth; $ in billions)

+8.5%[2]
$1.8
+14.7%
$2.0
+11.8%
$2.3
+7.9%
$2.4
+13.1%
$2.8
2020
2021
2022
2023
2024

	2020	2021	2022	2023	2024
Royalty Receipts[1]	$1.8	$2.0	$2.3	$2.4	$2.8
Milestones and other contractual receipts[1]	0.0	0.1	0.5	0.6	0.0
Portfolio Receipts[1]	**$1.8**	**$2.1**	**$2.8**	**$3.0**	**$2.8**

(1)Royalty receipts include variable payments based on sales of products, net of contractual payments to the legacy non-controlling interests, that are attributed to Royalty Pharma (“Royalty Receipts”). Milestones and other contractual receipts include sales-based or regulatory milestone payments and other fixed contractual receipts, net of contractual payments to the legacy non-controlling interests, that are attributed to Royalty Pharma.
(2)The 2020 growth rate is calculated on a pro forma basis, which adjusts certain cash flow line items as if our Reorganization Transactions (as described in our final prospectus filed with the SEC on June 17, 2020) and our initial public offering had taken place on January 1, 2019. The most significant difference between the pro forma and reported figures is the non-controlling interest attributable to legacy investors that resulted from the Reorganization Transactions.

Biopharmaceutical Industry and the Role of Royalties

Our business is supported by significant growth and unprecedented innovation within the biopharmaceutical industry. Global prescription pharmaceutical sales are projected to grow from $1.1 trillion in 2024 to $1.7 trillion in 2030, representing a compound annual growth rate of 8% according to EvaluatePharma despite more than $400 billion in cumulative sales being lost to expected patent expiries during the same period. This growth is being driven by global secular trends, including population growth, increased life expectancy and growth of the middle classes in emerging markets. In addition, an acceleration of medical research in recent years has led to a better understanding of the molecular origins of disease and identification of potential targets for therapeutic intervention, which has increased R&D investments in new therapies.

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

Royalties play a fundamental and growing role in the biopharmaceutical industry. As a result of the increasing cost and complexity of drug development, the creation of a new drug today typically involves a number of industry participants and can lead to multiple royalties. Academia and other research institutions conduct basic research and license new technologies to industry for further development. Biotechnology companies typically in-license these new technologies, add value through applied research and early-stage clinical development, and then either out-license the resulting product candidates to large biopharmaceutical companies, or commercialize the products themselves. As new drugs are transferred along this value chain, royalties are created as compensation for the licensing or selling institutions. Biotechnology companies are also increasingly creating royalties on existing products within their portfolios, known as synthetic royalties, in order to provide a source of non-dilutive capital to fund their businesses. Given our leadership position within the biopharmaceutical royalty market, we are able to capitalize on the growing volumes of royalties created as new therapies are developed to address unmet medical needs.

We estimate the market for biopharmaceutical royalties reached $6.2 billion in transaction value in 2024. We have executed transactions with an aggregate announced value of $15.5 billion from 2020 through 2024, which represents an estimated market share of approximately 51% of all royalty transactions during this period. In comparison, we believe our nearest competitor has executed $3.9 billion of transactions, representing an estimated market share of 13%. Given the scale of our business relative to our competitors, we have a particularly strong market share of large transactions within the growing biopharmaceutical royalty market. Since 2020, there have been 16 large royalty transactions each with an aggregate value of $500 million or more. We have executed 11 of these 16 large transactions, for a total transaction value of approximately $10.5 billion of cash and an estimated market share of 75% based on the transaction value.

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

Our unique role in the biopharmaceutical ecosystem positions us to benefit from multiple compounding growth drivers. As a result of our significant scale and highly flexible business model, we believe that we are uniquely positioned to capitalize on multiple compounding growth drivers: an accelerating understanding of the molecular origins of disease, technological innovation leading to the creation of new treatment modalities, an increasing number of biopharmaceutical industry participants with significant capital needs, competitive industry dynamics which reward companies that can rapidly execute broad clinical development programs, increasing U.S Food and Drug Administration (“FDA”) drug approvals, and the potential for multiple royalties to be created from each new drug that reaches the market.

Our portfolio provides direct exposure to a broad array of blockbuster therapies. As of December 31, 2024, our portfolio included royalties on 15 therapies that each generated end-market sales of more than $1 billion in 2024, including seven therapies that each generated end-market sales of $3 billion or more. The therapies within our portfolio are marketed by leading global biopharmaceutical companies for whom these products are important sources of revenue. Given the marketers’ significant focus on and investment in these products, they are motivated to invest substantial resources in driving continued sales growth.

Our portfolio is highly diversified across products, therapeutic areas and marketers. As of December 31, 2024, our portfolio consists of royalties on more than 35 marketed biopharmaceutical therapies which address a wide range of therapeutic areas, including rare diseases, neuroscience, cancer, hematology, immunology, respiratory and diabetes. In 2024, no individual product accounted for more than 28% of our Portfolio Receipts. The royalties in our portfolio entitle us to payments based directly on the top-line sales of the associated therapies, rather than the profits of these therapies. As such, the diversification of our cash generation directly reflects the diversification of our royalties, rather than varying levels of product-level profitability, as would typically be expected within a biopharmaceutical company.

The key growth-driving royalties in our portfolio are protected by long patent lives. The estimated weighted average duration of our portfolio is approximately 13 years based on projected cumulative cash royalty receipts. Our largest marketed royalty in 2024 was on Vertex’s cystic fibrosis franchise. Existing patent applications covering Trikafta, the most significant product in that franchise, are expected to provide exclusivity through 2037. Several of our marketed royalties have unlimited durations and could provide cash flows for many years after key patents have expired.

Our simple and efficient operating model generates substantial cash flow for reinvestment in new biopharmaceutical royalties. Our capital-efficient operating model requires limited operating expenses and no material capital investment in fixed assets or infrastructure in order to support the ongoing growth of our business. Our high cash flow conversion provides us with significant capital that we can redeploy for new royalty acquisitions and return to shareholders through dividends or share repurchases. In 2024, we generated Portfolio Receipts of $2.8 billion. We deployed $2.8 billion of cash in 2024 to acquire royalties, milestones and other contractual receipts, paid dividends of $376.5 million and repurchased shares for $229.9 million.

We have a talented, long-tenured team with extensive experience and deep industry relationships. Our team has significant experience identifying, evaluating and acquiring royalties on biopharmaceutical therapies. Together they have been responsible for $29.2 billion in announced transactions of biopharmaceutical royalties, milestones and other contractual receipts from 2012 through 2024. Our acquisitions have included many of the industry’s leading therapies such as Trikafta, Tremfya, Imbruvica and Xtandi. Our long history of collaboration has resulted in deep relationships with a broad range of participants across the biopharmaceutical industry.

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

From 2012 through 2024, we deployed $9.3 billion of cash to acquire royalties, milestones and other contractual receipts on development-stage product candidates. As of December 31, 2024, products underlying $6.5 billion of these acquisitions have already been approved, representing a success rate to date of 70%, while products underlying $1.0 billion were not approved and products underlying $1.8 billion are still in development.

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

Our focus is to create significant long-term value for our shareholders by acquiring both approved and development-stage product candidates through a variety of structures. In evaluating these acquisition opportunities, we focus on the following financial characteristics:

•Attractive risk-adjusted returns: we focus on generating attractive returns on our investments on a risk-adjusted basis. We evaluate opportunities across approved products as well as development-stage product candidates, primarily post proof of concept, and target returns based on the risk spectrum.

•Long duration cash flows: we prioritize long-duration assets over short-duration assets that may boost near-term financial performance. The durability of our cash flows also allows us to add leverage to our portfolio, enhancing returns and providing capital that we can use to acquire additional assets.

•Growth and scale: we seek assets that drive value creation and are accretive to our long-term growth profile.

We conduct extensive due diligence when evaluating potential new opportunities. We have end-to-end capabilities that span clinical and commercial analysis, valuation and transaction structuring. We have a highly focused and experienced team that conducts proprietary primary market research, forms its own views on the clinical and commercial outlook for the product, and builds its own financial models, allowing us to generate direct insights and to take significant accountability and ownership for our investments. We invest significant time and resources across all levels of the organization, including senior leadership, in the evaluation of potential opportunities.

Approved Products

Portfolio Overview

The following table provides an overview of our current portfolio of royalties on approved products, including end market sales of the therapies in our portfolio:

Products	Marketer(s)	Therapeutic Area	Product Detail	2024 Portfolio Receipts (in millions)	2024 End Market Sales (in millions)(1)
Cystic fibrosis franchise(2)	Vertex	Rare disease	Cystic fibrosis	$857	$11,020
Trelegy	GSK	Respiratory	Chronic obstructive pulmonary disease and asthma	284	3,456
Tysabri	Biogen	Neuroscience	Relapsing forms of multiple sclerosis	262	1,711
Imbruvica	AbbVie, Johnson & Johnson	Cancer	Hematological malignancies and chronic graft versus host disease	191	4,466
Evrysdi	Roche	Rare disease	Spinal muscular atrophy	174	1,853
Xtandi	Pfizer, Astellas	Cancer	Prostate cancer	169	5,906
Promacta	Novartis	Hematology	Chronic immune thrombocytopenic purpura and aplastic anemia	158	2,216
Tremfya	Johnson & Johnson	Immunology	Plaque psoriasis, psoriatic arthritis and ulcerative colitis	140	3,670
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	Kidney, liver and thyroid cancers	73	2,483
Spinraza	Biogen	Rare disease	Spinal muscular atrophy	45	1,506
Trodelvy	Gilead	Cancer	Breast cancer	43	1,300
Erleada	Johnson & Johnson	Cancer	Prostate cancer	39	2,999
Orladeyo	BioCryst	Rare disease	Hereditary angioedema prophylaxis	39	437
Nurtec ODT/Zavzpret	Pfizer	Neuroscience	Migraine	26	1,263(3)
Other products(4)				273	—
Royalty Receipts				$2,771
Milestones and other contractual receipts				31	—
Portfolio Receipts				$2,801
Amounts shown in the table may not add due to rounding.
(1)Represents end market sales for 2024 as reported by respective product marketers or, where marketers have not reported end market sales by February 10, 2025 based on Visible Alpha projections as of February 10, 2025. For the majority of our royalties, Royalty Receipts lag product performance by one quarter and can generally be estimated by applying our publicly disclosed royalty rate to the preceding quarter’s marketer-announced net revenues on a product-by-product basis.
(2)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which was approved by the FDA in December 2024.
(3)Reflects 2024 end market sales for Nurtec ODT. Zavzpret sales are not disclosed by Pfizer.
(4)Other products primarily include royalties on the following products: Cimzia, Crysvita, Emgality, Entyvio, Farxiga/Onglyza, IDHIFA, Prevymis, Soliqua and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees on the Statements of Cash Flows.

Portfolio Summary

The table below provides a summary of the acquisition year, estimated royalty duration, royalty rates and the ownership percentages attributable to Royalty Pharma, net of legacy non-controlling interests for selected approved products in our portfolio:

Products	Acquisition Year(s)	Estimated Royalty Duration(1)	Royalty Rates(2)	Attributable to Royalty Pharma(3)
Cystic fibrosis franchise(4)	2014, 2020	2039-2041	Blended royalty of slightly over 9% for Trikafta; See footnote (4)	86.5%
Trelegy(5)	2022	2029-2030	Tiered royalty of 6.5% on first $750 million, up to 10% on sales >$2.25 billion	100.0%
Tysabri	2017	Perpetual	Tiered payments of 18% on first $2 billion and 25% on sales >$2 billion	82.4%
Imbruvica	2013	2027-2032	Downward tiered mid-single digit royalty	82.4%
Evrysdi(6)	2020, 2023, 2024	2035-2036	Tiered royalty of 7.2% on first $500 million, up to 14.5% on sales >$2 billion	100.0%
Xtandi	2016	2027-2028	Slightly less than 4% royalty	82.4%
Promacta	2019	2025-2028	Upward tiered 4.7% to 9.4% royalty	82.4%
Tremfya	2021	2031-2032	Upward tiered mid-single digit royalty	100.0%
Cabometyx/Cometriq(7)	2021	2026-2029	3% royalty	100.0%
Spinraza(8)	2023	2030-2035	Upward tiered 2.8% to 3.8% royalty, increasing to 5% to 6.8% in 2028	100.0%
Trodelvy	2018	Perpetual	Tiered royalty of 4.15% on first $2 billion, down to 1.75% on sales >$6 billion	82.4%
Erleada	2019, 2023	2032	Low-single digit royalty	86.7%
Orladeyo(9)	2020, 2021	2036-2039	Tiered royalty of 9.5% on first $350 million and 4.5% on sales up to $550 million	100.0%
Nurtec ODT/Zavzpret	2018, 2020	2034-2036	Tiered royalty of ~2.5% on first $1.5 billion and ~1.9% on sales >$1.5 billion	86.7%
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
(3)Ownership percentages for cystic fibrosis franchise, Erleada and Nurtec ODT/Zavzpret represent blended percentages across multiple royalty interests based on 2024 Royalty Receipts.
(4)Royalty is perpetual. We estimate royalty duration of 2039-2041 due to expected Alyftrek patent expiration and potential generic entry thereafter leading to sales decline. We estimate expected Trikafta patent expiration in 2037 and potential generic entry thereafter leading to sales decline. For combination therapies, sales are allocated equally to each of the active pharmaceutical ingredients, with tiered royalties ranging from single digit to subteen percentages on sales of ivacaftor, lumacaftor and tezacaftor, and mid-single digit percentages on sales of elexacaftor. We believe that deuterated ivacaftor (deutivacaftor) is the same as ivacaftor and is therefore royalty-bearing, which would result in a blended royalty of approximately8% for Alyftrek. Vertex has made public statements that it believes deuterated ivacaftor (deutivacaftor) is not royalty-bearing, which would result in a blended royalty of approximately 4% for Alyftrek.
(5)We will pay Theravance Biopharma, Inc. 85% of the royalties in respect of ex-U.S. sales after June 30, 2029 and 85% of the royalties in respect of U.S. sales after December 31, 2030. Royalties are tiered based on sales at 6.5% up to $750 million, 8% between $750 million and $1.25 billion, 9% between $1.25 billion and $2.25 billion, and 10% over $2.25 billion.
(6)Royalties are tiered based on sales at 7.2% up to $500 million, 10% between $500 million and $1 billion, 12.7% between $1 billion and $2 billion, and 14.5% over $2 billion. Our royalty rates are expected to be reduced by 8% in the early 2030s. Royalty entitlement does not reflect PTC exercising the option to sell its remaining 9.5% of the Evrysdi royalty.
(7)We are entitled to royalties on U.S. sales of cabozantinib products through September 2026 and non-U.S. markets through the full term of the royalty.
(8)Our royalty interest in Spinraza will revert to Ionis after we receive aggregate Spinraza royalties equal to $475 million or $550 million, depending on the timing and occurrence of certain events. We are entitled to 25% of Ionis’ Spinraza royalty payments of 11% to 15% on sales up to $1.5 billion through 2027, increasing to 45% of royalty payments on sales up to $1.5 billion in 2028.
(9)Royalty is perpetual. Years shown represent estimated U.S. patent expiration for Orladeyo and potential generic entry thereafter leading to sales decline. We are also entitled to a tiered percentage of sublicense revenue for Orladeyo in certain territories.

There can be no assurance that our royalties will expire when expected. Any reductions in the durations of royalties relative to our estimates may adversely affect our financial condition or results of operations. See “Risk Factors” in Item 1A, Risk Factors for further information.

Other Recent Royalty Acquisitions and Key Developments on Recently Approved Products

•In December 2024, Vertex announced the FDA approval of the new triple-combination modulator Alyftrek (vanzacaftor triple) for treatment of cystic fibrosis in people ages 6 and older with at least one responsive mutation.

•In November 2024, we acquired a synthetic royalty on Rytelo from Geron Corporation for an upfront payment of $125 million. Rytelo is approved for the treatment of certain adult patients low- to intermediate-1 risk myelodysplastic syndromes with transfusion-dependent anemia. Following the acquisition, we are entitled to receive royalties on the U.S. net sales on Rytelo.

•In November 2024, we acquired a synthetic royalty on Niktimvo from Syndax Pharmaceuticals, Inc. for an upfront payment of $350 million. Niktimvo is approved for the treatment of chronic graft-versus-host disease and will be co-commercialized by Incyte. We expect to receive royalties on the U.S. net sales of Niktimvo beginning in 2025.

•In September 2024, Bristol Myers Squibb announced the FDA approval of Cobenfy (formerly KarXT), a first-in-class muscarinic agonist for the treatment of schizophrenia in adults.

•In September 2024, we acquired a synthetic royalty on Yorvipath from Ascendis Pharma A/S for an upfront payment of $150 million. Yorvipath is approved for the treatment of hypoparathyroidism in adults. We expect to receive royalties on Yorvipath beginning in 2025.

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

Development-Stage Product Candidates

The table below provides a summary of our portfolio of development-stage product candidates, which have not been approved and therefore have not generated any royalties (and we have not collected any related Royalty Receipts) to date:

Product Candidates	Marketer(s)	Therapeutic Area	Status(1)	Product Description
Aficamten	Cytokinetics	Cardiology	PDUFA date Q3 2025	Cardiac myosin inhibitor for obstructive hypertrophic cardiomyopathy
Ampreloxetine	Theravance	Neuroscience	Phase 3 data expected 2026	Once-daily norepinephrine reuptake inhibitor for symptomatic neurogenic orthostatic hypotension in patients with multiple system atrophy
CK-586	Cytokinetics	Cardiology	Phase 2	Cardiac myosin inhibitor to reduce the hypercontractility associated with heart failure with preserved ejection fraction
Deucrictibant	Pharvaris	Rare disease	Phase 3 data expected 2026	Novel, oral bradykinin B2 receptor antagonist for preventing and treating hereditary angioedema attacks
Ecopipam	Emalex	Neuroscience	Phase 3 data expected 2025	Oral dopamine-1 receptor antagonist for Tourette’s Syndrome
Frexalimab	Sanofi	Immunology	Phase 3 data expected 2027	Anti-CD40 ligand monoclonal antibody
Olpasiran	Amgen	Cardiology	Phase 3 data expected 2027	Small interfering ribonucleic acid for elevated lipoprotein(a), a genetically determined independent risk factor for cardiovascular disease
Omecamtiv mecarbil	Cytokinetics	Cardiology	Phase 3 data expected 2027	Cardiac myosin activator for the treatment of heart failure with severely reduced ejection fraction
Pelabresib	Novartis	Cancer	Phase 3	Bromodomain and extra-terminal inhibitor for myelofibrosis
Pelacarsen	Novartis	Cardiology	Phase 3 data expected 2026	Antisense oligonucleotide for elevated lipoprotein(a), a genetically determined independent risk factor for cardiovascular disease
Seltorexant	Johnson & Johnson	Neuroscience	Phase 3 data expected 2027	Selective orexin 2 receptor antagonist for major depressive disorder with insomnia symptoms
TEV-'749	Teva	Neuroscience	Phase 3 data expected 2025	Long-acting subcutaneous injection of olanzapine for schizophrenia
Trontinemab	Roche	Neuroscience	Phase 1a/2b	Novel Brainshuttle Aβ antibody for the treatment of Alzheimer’s disease
Tulmimetostat	Novartis	Cancer	Phase 2	Second-generation enhancer of zeste homolog 2 inhibitor for hematological malignancies and solid tumors
PDUFA: Prescription Drug User Fee Act.
(1)Based on information disclosed by marketer of the underlying product and information available on clinicaltrials.gov as of February 10, 2025.

Other Significant Funding Arrangements

The table below provides a summary of our significant contractual funding arrangements and related funding status as of December 31, 2024 (in thousands, unless otherwise stated):

	Funded	Required Future Draw	Potential Future Draw	Total	Total Repayments Based on Amounts Funded	Payments Received to Date
Cytokinetics Commercial Launch Funding(1)	$100,000	$50,000(2)	$250,000(2)	$400,000	$190,000	$11,520
Cytokinetics Development Funding(3)	100,000	—	—	100,000	Refer to footnote (3)	Refer to footnote (3)
MorphoSys Development Funding Bonds	300,000	—	—	300,000	Refer to footnote (4)	Refer to footnote (4)
Teva Development Co-Funding Arrangement(5)	100,000	—	—	100,000	$100 million or $125 million	—
(1)Comprised of seven tranches of which tranches one and six, each of $50 million, were funded. Quarterly payments on tranche one began in the fourth quarter of 2023 and continue through the first quarter of 2032. Quarterly payments on tranche six will begin in the first quarter of 2026 and continue through the second quarter of 2034.
(2)Potential future draw of $250 million assumes that no more than $25 million will be drawn under tranche 4. Up to $75 million is available to be drawn under tranche 4 until April 2025 and up to $100 million is available to be drawn under tranche 5 until December 2025. A minimum of $50 million is required to be drawn under either tranche 4 or tranche 5. The condition for $175 million to become available to be drawn under tranche 7 has not yet been satisfied.
(3)If a Phase 3 trial of omecamtiv mecarbil is positive and FDA approval is received within a specific timeframe, we will receive payments of $100 million and the greater of an incremental 2% royalty on omecamtiv mecarbil, or quarterly fixed payments ranging from $5 million to $8 million per quarter for 18 quarters and an incremental 2% royalty thereafter. Alternatively, if FDA approval is not received within a specific timeframe, we will receive 18 quarterly fixed payments totaling $240 million. Alternatively, if a Phase 3 clinical trial is not positive within a specific timeframe, we will receive 22 quarterly fixed payments totaling $230 million.
(4)In January 2025, the MorphoSys Development Funding Bonds were sold for approximately $511 million. The $511 million will be treated as an asset sale and will not be included as Portfolio Receipts. Prior to the sale, we received two quarterly payments of $19.4 million in total.
(5)If TEV-'749 is approved by the FDA, we will receive payments of $100 million in addition to tiered royalty payments based on worldwide sales of TEV-'749. If Teva chooses not to file a New Drug Application with the FDA following positive Phase 3 study results of TEV-‘749, we will receive a payment of $125 million.

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

As of December 31, 2024, the Manager had 99 employees. None of these employees are represented by labor unions or covered by any collective bargaining agreement. We believe that the Manager’s relations with its employees are satisfactory.

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

The Manager is focused on creating a supportive and values-based culture that elevates health, well-being and growth. The Manager values diverse teams and backgrounds: as of December 31, 2024, 48% of the workforce of our Manager are women and approximately 33% of the workforce of our Manager are ethnically diverse.

In January 2025, we agreed to acquire the Manager for approximately $1.1 billion in total consideration (the “Internalization”). The Internalization is expected to close in the second quarter of 2025 subject to shareholder approval. Following the Internalization, we would cease to be externally managed and would operate as an integrated company with all employees of the Manager becoming employees of the Company. We expect the Internalization would enhance corporate governance and employee retention with a significant equity component of the consideration.

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
•uncertainties related to the acquisition of interests in development-stage biopharmaceutical product candidates and our strategy to add interests in development-stage product candidates to our product portfolio;
•potential strategic acquisitions of biopharmaceutical companies;
•our use of leverage in connection with our capital deployment;
•our ability to leverage our competitive strengths;
•marketers of products that generate our royalties are outside of our control and are responsible for development, pursuit of ongoing regulatory approval, commercialization, manufacturing and marketing;
•disputes with our partners or payors of our royalties;
•governmental regulation of the biopharmaceutical industry;

•interest rate risk, foreign exchange fluctuations and inflation;
•the assumptions underlying our business model;
•the competitive nature of the biopharmaceutical industry;
Risks Relating to Our Organization and Structure

•our organizational structure, including our status as a holding company;
•our reliance on the Manager for all services we require, including our reliance on key members of the Manager’s senior advisory team;
•actual and potential conflicts of interest with the Manager and its affiliates;
•the ability of the Manager or its affiliates to attract and retain highly talented professionals;
Risks Relating to Our Internalization

•the Internalization may not close due to a variety of factors, including the failure or significant delay in obtaining regulatory approvals, and, even if it does close, we may not realize the anticipated benefits;
•the Share Consideration in connection with the Internalization, and future sales of our Class A ordinary shares by the Sellers may adversely affect the market price of our Class A ordinary shares;
•certain of our officers and directors have interests in the Internalization that are different from, and may potentially conflict with, the interests of us and our shareholders;
•the exposure to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired from the Manager;
Risks Relating to Our Class A Ordinary Shares

•volatility of the market price of our Class A ordinary shares;
•our incorporation under English law;
Risks Relating to Taxation

•the effect of changes to tax legislation and our tax position;
General Risk Factors

•cyber-attacks or other failures in telecommunications or information technology systems; and
•the outbreak of any infectious or contagious diseases.
Risks Relating to Our Business

Biopharmaceutical products are subject to sales risks.

Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, changes in the marketer’s strategic priorities, obsolescence, lack of acceptance by healthcare programs or insurance plans, loss of patent protection, government regulations or other factors, and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals, declining sales or litigation. As a result, payments of our royalties may be reduced or ceased. In addition, these payments may be delayed, causing our near-term financial performance to be weaker than expected.

The royalty market may not grow at the same rate as it has in the past, or at all, and we may not be able to acquire sufficient royalties to sustain the growth of our business.

We have been able to grow our business over time by primarily acquiring royalties. However, we may not be able to identify and acquire a sufficient number of royalties, or royalties of sufficient scale, to invest the full amount of capital that may be available to us in the future, or at our targeted amount and rate of capital deployment, which could prevent us from executing our growth strategy and negatively impact our business. Changes in the royalty market, including its structure, participants, growth rate, changes in preferred methods of financing and capital raising in the biopharmaceutical industry, or a reduction in the growth of the biopharmaceutical industry, could lead to diminished opportunities for us to acquire royalties, fewer royalties (or fewer royalties of significant scale) being available, or increased competition for royalties. Even if we continue to acquire royalties, they generally will not generate a meaningful return for a period of several years, if at all, due to transaction structures, circumstances relating to the underlying products or other factors. As a result, we may not be able to continue to acquire royalties or otherwise grow our business as we have in the past, or at all.

Acquisitions of royalties from our investments in development-stage biopharmaceutical product candidates are subject to additional risks and uncertainties.

We may acquire more royalties on development-stage product candidates that have not yet received marketing approval by any regulatory authority or been commercialized. There can be no assurance that the FDA, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the European Medicines Agency (“EMA”), Pharmaceuticals and Medical Devices Agency (“PMDA”) or other regulatory authorities will approve such products or that such products will be brought to market on a timely basis or at all, or that the market will be receptive to such products. We have previously acquired royalties on development-stage product candidates for which clinical development was stopped for a number of reasons, including clinical trials failing to meet their primary endpoints. These failures have resulted in, and future failures could lead to, non-cash impairment charges or other investment write downs.

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

Uncertainty relating to development-stage product candidates makes it more difficult to develop accurate assumptions for our internal models, which can result in reduced royalties compared to estimates. There can be no assurance that our assumptions around the likelihood of a development-stage product candidate’s approval or achieving significant sales will prove correct, that regulatory authorities will approve such development-stage product candidates, that such development-stage product candidates will be brought to market on a timely basis or at all, or that such products will achieve commercial success or result in royalties consistent with our estimates.

We may undertake strategic acquisitions of operating biopharmaceutical companies or acquire securities of biopharmaceutical companies. Our failure to realize expected benefits of such acquisitions could adversely affect our business, financial condition or results of operations.

We may acquire companies with significant royalty assets or where we believe we could create significant synthetic royalties. These acquired or created royalty assets may not perform as we project. Moreover, the acquisition of operating biopharmaceutical companies will result in the assumption of, or exposure to, liabilities of the acquired business that are not inherent in our other royalty acquisitions, such as direct exposure to product liability claims, high fixed costs or an expansion of our operations and expense structure, thereby potentially decreasing our profitability. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business operations. Despite our business, financial and legal due diligence efforts, we have limited experience in assessing opportunities to acquire operating businesses, and we ultimately may be unsuccessful in ascertaining or evaluating all risks associated with such acquisitions. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or products, which may result in dilution for shareholders or the incurrence of indebtedness. As a result, our acquisition of operating biopharmaceutical companies could adversely affect our business, financial condition or results of operations.

We may seek to expand our market opportunity by acquiring securities issued by biopharmaceutical companies. Where we acquire equity securities as all or part of the consideration for business development activities, the value of those securities will fluctuate, and may depreciate. We will not control the companies in which we acquire securities, and as a result, we will have limited ability to determine management, operational decisions or policies. Further, such transactions may face risks and liabilities that due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. In addition, as a result of our activities, we may receive material non-public information about other companies. Where such information relates to a company whose equity securities we hold, we may be delayed or prevented from selling such securities when we would otherwise choose to do so, and such delay or prohibition may result in a loss or reduced gain on such securities.

We use leverage in connection with our capital deployment, which magnifies the potential for loss if the royalties acquired do not generate sufficient income to us.

We use borrowed funds to finance a significant portion of our capital deployment. The use of leverage creates an opportunity for an increased return but also increases the risk of loss if our assets do not generate sufficient cash flows to us. Our interest expense has increased in recent years. The interest expense and other costs incurred in connection with such borrowings may not be covered by our cash flow. In addition, leverage may inhibit our operating flexibility and reduce cash flow available for dividends or to make share repurchases.

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

Additional risks related to our leverage include:

• to the extent that interest rates at which we borrow increase, our borrowing costs will increase and our leveraging strategy will become more costly, which could lead to diminished Portfolio Cash Flow and net profits;
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
We depend on the expertise, skill and network of business contacts of the key members of the Manager’s advisory team, who evaluate, negotiate, structure, execute, monitor and service our assets. Our future success depends to a significant extent on the continued service and coordination of the advisory team of the Manager, particularly Mr. Legorreta. Pursuant to the Management Agreement, executives of the Manager must devote substantially all of their business time to managing us, unless otherwise approved by the board of directors. Despite this, Mr. Legorreta and other key members of the Manager’s advisory team may have other demands on their time, and we cannot assure you that they will continue to be actively involved in our business. Each of these individuals is an employee of the Manager and is not subject to an employment contract with us, which means we do not direct the composition of the Manager’s advisory team as well as the compensation or professional development of these individuals. The departure of any of these individuals or competing demands on their time could adversely affect our business, financial condition or results of operations.
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
As of December 31, 2024, our total principal amount of senior unsecured notes outstanding was $7.8 billion. In addition, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). Except for RP Holdings, our subsidiaries that do not guarantee the senior unsecured notes will have no obligation, contingent or otherwise, to pay amounts due under the senior unsecured notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
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
We are also subject to risks and uncertainties caused by significant events with macroeconomic impacts, including, but not limited to geopolitical events, including the Russia-Ukraine conflict, conflicts in the Middle East, tensions between China and Taiwan, trade and other international disputes, including new or increased tariffs and other barriers to trade, rising inflation and interest rates, monetary policy changes, financial services sector instability, recessions, global pandemics, significant natural disasters and foreign currency fluctuations. Changes in the value of currencies relative to the U.S. dollar, or high inflation in countries using a currency other than the U.S. dollar, can impact our revenues, costs and expenses and our financial guidance.
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
Information available to us about the biopharmaceutical products underlying the royalties we buy may be limited and therefore our ability to analyze each product and its potential future cash flow may be similarly limited.
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
Our business model is based on multiple-year internal and external forecasts regarding product sales and numerous product-specific assumptions in connection with each royalty acquisition, including where we have limited information regarding the product. There can be no assurance that the assumptions underlying our financial models, including those regarding product sales or competition, patent expirations, exclusivity terms, license terms or license terminations for the products underlying our portfolio, are accurate. These assumptions involve a significant element of subjective judgment and may be, and in the past have been, adversely affected by post-acquisition changes in market conditions and other factors affecting the underlying product. The risks relating to these assumptions may be exacerbated for development-stage product candidates due to the uncertainties around their development, labeling, regulatory approval, commercialization timing, anticipated pricing, manufacturing and supply, competing products or related factors. Our assumptions regarding the financial stability or operational or marketing capabilities of the partner obligated to pay us royalties may also prove, and in the past have proven, to be incorrect. Due to these and other factors, the assets in our current portfolio or future assets may not generate expected returns or returns in line with our historical financial performance or in the time periods we expect or at all, which could adversely affect our business, financial condition or results of operation.
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
If an unexpected shortening of a royalty term were to occur, it could result in a reduction in the effective interest rate for the asset, a decline in income from royalties, a significant reduction in royalty receipts compared to expectations, or a permanent impairment.
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
As a result of the non-cash charges associated with the application of the effective interest method accounting methodology, our income statement activity in respect of many of our royalties can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired our royalty on the cystic fibrosis franchise, which is classified as a financial royalty asset. Beginning in the second quarter of 2015, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expense and build up a corresponding cumulative allowance which reduced the gross balance for this financial royalty asset. Over the course of the next 10 quarters, we recognized non-cash provision expense as a result of these changes in forecasts, including a non-cash expense of $743.2 million in 2016, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017 related to this financial royalty asset. With the approval of the Vertex triple combination therapy, Trikafta, in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty. While small reductions in the cumulative allowance for the cystic fibrosis franchise were recognized as provision income in 2017 and 2018, there remained a $1.10 billion cumulative allowance that was fully reduced by recognizing non-cash provision income of $1.10 billion in 2019 as a result of an increase in sell-side equity research analysts’ consensus sales forecasts associated with the Trikafta approval. Despite the growth in royalty receipts following the approval of Trikafta, the financial statement impact caused by the application of the effective interest accounting methodology could result in a negative perception of our results in a given period. In addition, because of the conservative assumption that royalties will only be collected on the tezacaftor component of Vertex’s Alyftrek and not on the deuterated ivacaftor component, if deuterated ivacaftor is determined to be royalty-bearing, the impact to our 2024 results of operations would be recognition of provision income of approximately $259.4 million.

Our reliance on a limited number of products may adversely affect our business, financial condition and results of operation.
While our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 64% of our Royalty Receipts in the year ended December 31, 2024. In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition or results of operations.
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

Products on which we have a royalty receivable or other interest may be rendered obsolete or non-competitive by new or alternate products, including generics or biosimilars, improvements on existing products, marketing or commercialization strategies, or governmental or regulatory action. In addition, as biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies, products on which we have a royalty may become unattractive to commercialize or obsolete. If a product’s market acceptance is diminished or it is withdrawn from the market, continuing payments with respect to biopharmaceutical products will decrease or potentially cease, which may affect our ability to realize the benefits of the royalty receivable or other interest in such product and may result in us incurring asset impairment charges. Further, any product for which we have a royalty receivable or other interest that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Many approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic or alternate products. Any of these developments could adversely affect products on which we have a royalty, and consequently could adversely affect our business, financial condition or results of operations.
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
Generally, the holders of royalties on products have granted exclusive regulatory approval, commercialization, manufacturing and marketing rights to the marketers of such products. The marketers generally have full control over those efforts and sole discretion to determine the extent and priority of the resources they will commit to their program for a product. Accordingly, the successful commercialization of a product depends on the marketer’s efforts and is beyond our control. If a marketer does not devote adequate resources to the ongoing development, regulatory approval, commercialization and manufacture of a product, or if a marketer engages in illegal or otherwise unauthorized practices, the product’s sales may not generate sufficient royalties, or the product’s sales may be suspended, and consequently, could adversely affect our business. In addition, if marketers of biopharmaceutical products decide to discontinue product programs or we believe the commercial prospects of assets have been reduced, we may recognize material non-cash impairment charges related to the financial royalty asset associated with those programs or assets.
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
The investigation of each specific target royalty and the negotiation, drafting and execution of relevant agreements requires substantial management time and attention and results in substantial costs for accountants, attorneys, consultants and other advisors. If a decision is made not to complete a specific acquisition, the costs incurred for the proposed transaction would not be recoverable from a third party. Furthermore, even if an agreement is reached relating to a specific target asset, we may fail to consummate the acquisition for any number of reasons, including, in the case of an acquisition of a royalty through a business combination with a public company, approval by the target company’s public shareholders. Unsuccessful attempts to acquire new royalties could hurt our reputation, result in significant costs and an inefficient use of management’s time. The opportunity cost of diverting management and financial resources could negatively impact our ability to locate and acquire other assets.
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

In the United States, pharmaceutical product pricing is subject to enhanced government regulation, public scrutiny and calls for reforms. For example, the drug pricing provisions of the Inflation Reduction Act (“IRA”) requires manufacturers of select drugs to engage in a process with the U.S. Federal government to set new Medicare prices (which becomes effective in January 2026 for 10 prescription drugs). It is unknown what form any future changes or any law would take under the Trump administration. In addition, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”) established a major expansion of healthcare coverage, financed in part by several new rebates, discounts and taxes that had a significant effect on the expenses and profitability on the companies that manufacture the products that generate our royalties.
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
Outside the United States, numerous major markets, including the EU, UK, Japan and China, have pervasive government regulation of healthcare and government involvement in funding healthcare, and, in that regard, fix the pricing and reimbursement of pharmaceutical products. Consequently, in those markets, the products generating our royalties are subject to government decision-making and budgetary actions.
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
Although we believe that we will not bear responsibility in the event of a product liability claim against the developer, manufacturer, marketer or other seller of a product that generates our royalty, any such product liability claims against us could adversely affect our business, financial condition or results of operations.
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
The commercial success of a product depends, in part, on avoiding infringement, misappropriation or other violations of the intellectual property rights and proprietary technologies of others. Third-party issued patents or patent applications claiming subject matter necessary or useful to manufacture and market a product could exist or issue in the future. Such third-party patents or patent applications may include claims directed to the composition, manufacturing, mechanism of action, dosing or other unique features of a product. There can be no assurance that a license would be available to marketers for such subject matter if such infringement were to exist or, if offered, would be offered on reasonable or commercially feasible terms. Without such a license, it may be possible for third parties to assert infringement or other intellectual property claims against the marketer of such product based on such patents or other intellectual property rights.
Even if the marketer was able to obtain a license to the intellectual property rights and proprietary technologies of others, it could be non-exclusive, thereby giving its competitors and other third parties access to the same technologies. In addition, if a marketer of a product that generates our royalties is required to obtain a license from a third party, the marketer may, in some instances, have the right to offset the licensing and royalty payments to such third party against royalties that would be owed to our partner, which may ultimately reduce the value of our royalty interest. An adverse outcome in infringement or other intellectual property-related proceedings could subject a marketer to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the marketer to cease or modify its manufacturing, marketing and distribution of any affected product, any of which could reduce the amount of cash flow generated by the affected products and any associated royalties payable to us and therefore adversely affect our business, financial condition or results of operations.
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
Our board of directors may make decisions with respect to the cash generated from our operations that may result in our not paying dividends or not repurchasing our ordinary shares.
Our board of directors is under no obligation to pay dividends, make distributions or repurchase our ordinary shares and it may decide to use cash to fund asset acquisitions or operations in lieu of paying dividends, making distributions or repurchasing our ordinary shares. We will pay Equity Performance Awards to an affiliate of the Manager based on our Net Economic Profit regardless of whether any dividends are paid to our shareholders or any ordinary shares are repurchased. Our board of directors’ decisions with respect to our cash may result in our not paying dividends or not repurchasing our ordinary shares. Our board of directors’ decisions with respect to dividends or repurchases of ordinary shares may adversely affect the market price of our Class A ordinary shares. If we generate positive income, but pay limited or no dividends, holders of Class A ordinary shares may have tax liability on their income in excess of the actual cash dividends received by such holders.

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
The Manager does not assume any responsibility other than to render the services called for under the Management Agreement. The Manager and its affiliates (including RPI EPA Holdings, LP) and their respective officers, directors, equity holders, members, employees, agents and partners, and any other person who is entitled to indemnification (each, an “Indemnitee”) is not liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with to the Management Agreement, except those resulting from acts constituting fraud, bad faith, willful misconduct, gross negligence (as interpreted under New York law) and a material breach of the Management Agreement that is not cured or a violation of applicable securities laws.

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
Furthermore, federal, state and international laws and regulations relating to data privacy and protection, such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts or data privacy and protection compliance efforts fail. In addition, we operate a business that is highly dependent on information systems and technology. The Manager’s information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase. Such a failure to accommodate growth, or an increase in costs related to such information systems, could adversely affect our business, financial condition or results of operations.
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
Risks Relating to Our Internalization
The Internalization may not close due to a variety of factors, including the failure or significant delay in obtaining required regulatory approvals, and, even if it does close, we may not realize the anticipated benefits.

On January 10, 2025, RP Holdings entered into a Membership Interests Purchase Agreement (the “Purchase Agreement”) with Royalty Pharma, LLC, a Delaware limited liability company (“RP LLC”), the Manager, and the sellers named therein (the “Sellers”), pursuant to which, upon the terms and subject to the conditions set forth in the Purchase Agreement, including requisite shareholder approvals, RP Holdings expects to acquire all of the equity interests of RP LLC from the Sellers, who own the assets used by the Manager in its performance of the management functions provided to us pursuant to the Management Agreement.

If we internalize the Manager, we would become exposed to new and additional costs and risks. For example, while we would no longer bear the cost of the management fee paid to the Manager, our direct overhead would increase because we would be responsible for 100% of the compensation and benefits of our officers and other employees and our other operating expenses. While Mr. Legorreta has agreed to provide the Board with a reasonable opportunity to review and comment on future awards or modifications of Equity Performance Awards, Equity Performance Awards on existing and future investments would continue on the current terms. Our general and administrative expenses after the Internalization could also be higher than our current expectations.

The Share Consideration in connection with the Internalization, and future sales of our Class A ordinary shares by the Sellers may adversely affect the market price of our Class A ordinary shares.

The issuance of 24,530,266 non-voting Class E ordinary shares of RP Holdings (the “Share Consideration”), which may, upon vesting and redesignation as Class B ordinary shares of RP Holdings, that may be exchanged for our Class A ordinary shares in connection with the Internalization would have a dilutive effect and reduce the voting power and relative percentage interests of current Class A ordinary shareholders in our earnings and market value. The Share Consideration received by Mr. Legorreta is subject to vesting on a straight-line basis annually over five years and the Share Consideration received by certain executives of the Manager, other than Mr. Legorreta, are subject to vesting on a straight-line basis monthly over nine years, with vesting to commence effective January 1, 2025. If the Share Consideration in the Internalization vests, it would have a dilutive effect on our Class A ordinary shares. When recipients of the vested Share Consideration exchange part or all of it for our Class A ordinary shares, such exchanges would reduce the voting power and relative percentage interests of current Class A ordinary shareholders. Future sales of our Class A ordinary shares by the Sellers may adversely affect the market price of our Class A ordinary shares. These sales also might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate.

Certain of our officers and directors have interests in the Internalization that are different from, and may potentially conflict with, the interests of us and our shareholders.

The Internalization was negotiated between the Manager, which is controlled by Mr. Legorreta and is the employer of our officers, and the Company’s independent and disinterested directors. As a result, those officers and directors may have different interests from the Company as a whole. This potential conflict would not exist in the case of a transaction negotiated with unaffiliated third parties.

Moreover, if the Manager or any Seller breaches any of the representations, warranties or covenants made by in the Purchase Agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with the Sellers and the interests of certain of our directors and officers. Moreover, the representations, warranties, covenants and indemnities in the Purchase Agreement are subject to limitations and qualifiers, which may also limit our ability to enforce any remedy under the Purchase Agreement.

Certain of our directors and officers have interests in the Internalization that may be different from, or in addition to, the interests of our shareholders generally and that may create potential conflicts of interest, including the payment of consideration in connection with the Internalization directly or indirectly to certain of these individuals, including Mr. Legorreta. Additionally, members of the Board and certain executives of the Manager have entered into voting agreements pursuant to which such individuals agreed to vote their shares (subject to certain exceptions) in favor of the transaction at the shareholder meeting. The respective roles of these executives in the Manager may create additional conflicts of interest in respect of the Internalization.

We may be exposed to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired from the Manager.

The Internalization may expose us to risks to which we have not historically been exposed. Pursuant to the Purchase Agreement, we expect to incur liabilities with respect to the assets acquired from the Manager and certain of its affiliates. In addition, our overhead will increase as a result of our becoming internally managed, as the responsibility for overhead relating to management of our business borne by the Manager will become our own responsibility.

As an externally-managed company, we do not directly employ any employees. If the Internalization is approved by shareholders, we would employ persons who were associated with the Manager and its affiliates. As their employer, we would be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we would bear the costs of the establishment and maintenance of employee benefit plans, if established. There are no assurances that these employees would be able to provide us with the same level of services provided to us by the Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company.

Risks Relating to Our Ordinary Shares
The market price of our Class A ordinary shares has been and may in the future be volatile, which could cause the value of our shareholders’ investment to decline.

The market price of our Class A ordinary shares has been and may be volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. During the year ended December 31, 2024, the per share trading price of our Class A ordinary shares fluctuated from a low of $24.28 to a high of $31.33. Market volatility, as well as general economic, market or political conditions, could reduce the market price of Class A ordinary shares in spite of our operating performance. In addition to the factors discussed in this Annual Report on Form 10-K, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:
• market conditions in the broader stock market in general, or in our industry in particular;
• variations in our quarterly operating results or dividends to shareholders or share repurchases;
• additions or departures of key management personnel at the Manager;
• the process surrounding, and the impact of, the potential internalization of the Manager;
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
• results, or projected results, from marketers of products that generate our royalties;
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
U.S. investors may have difficulty enforcing civil liabilities against our company, our directors or members of senior management.
We are a public limited company with our registered office in England and our subsidiaries are incorporated in various jurisdictions, including jurisdictions outside the United States. As a result, it may be difficult for investors to enforce judgements obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws or otherwise. Even if shareholders are successful in bringing civil action against us, our directors or executive officers, the laws of England may render shareholders unable to enforce a judgment against our assets or the assets of our directors and executive officers. In addition, it is doubtful whether English courts would enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon the civil liability provisions of the U.S. securities laws or otherwise. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom. An award for monetary damages under the U.S. securities laws would likely be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in the United Kingdom will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and the United Kingdom do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. As a result of the above, shareholders may have more difficulty in protecting their interest through actions against our management, directors or other shareholders than they would as shareholders of a U.S. public company.
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
The U.K. City Code on Takeovers and Mergers (the “Takeover Code”) applies, among other things, to an offer for a public company whose registered office is in the United Kingdom (and the Channel Islands and the Isle of Man) and whose securities are not admitted to trading on a regulated market in the United Kingdom (or the Channel Islands or the Isle of Man) if the company is considered by the Panel on Takeovers and Mergers (the “Takeover Panel”) to have its place of central management and control in the United Kingdom (or the Channel Islands or the Isle of Man). This is known as the “residency test.” Under the Takeover Code, the Takeover Panel will determine whether we have our place of central management and control in the United Kingdom by looking at various factors, including the structure of our board of directors, the functions of the directors and where they are resident.
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

As a result of recent updates to the Takeover Code, any change in our place of central management and control will cease to be relevant after February 2, 2027, and therefore, on the assumption that our securities remain admitted to trading on the NASDAQ (or another regulated market outside the United Kingdom, the Channel Islands or the Isle of Man), the Takeover Code will not be applicable to us.
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
We are a public limited company incorporated under the laws of England and Wales. English law provides that a board of directors may only allot shares (or rights to subscribe for or convert into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and valid for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. We obtained shareholder authority to allot additional shares until the end of the next annual general meeting of the Company or, if earlier, the close of business on September 6, 2025, the date that is 15 months after June 6, 2024. We intend to seek renewal of this authorization at each year’s annual general meeting of shareholders.
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). We have obtained authority from our shareholders to disapply preemptive rights until the end of the next annual general meeting of the Company or, if earlier, the close of business on September 6, 2025, which is the date that is 15 months after June 6, 2024, which disapplication will need to be renewed upon expiration to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period). We intend to seek renewal of this authorization at each year’s annual general meeting of shareholders.
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
Our tax treatment, including Irish, U.K. and U.S. federal income tax treatment, depends in some instances on determinations of fact and interpretations of complex provisions of applicable tax law for which no clear precedent or authority may be available. You should be aware that our tax position is not free from doubt, and that applicable tax rules are generally subject to ongoing review by legislative and administrative bodies and relevant tax authorities, as well as by the Organization for Economic Co-operation and Development (“OECD”), which is continuously considering recommendations for changes to existing tax rules. Furthermore, over 140 member jurisdictions of the G20/OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalization of the Economy as part of the OECD’s base erosion and profit sharing project (“BEPS”), which includes a reallocation of taxing rights among market jurisdictions and model rules for a global minimum tax rate of 15% (“Pillar Two”).

As part of the ongoing release of Pillar Two rules by various jurisdictions, the Finance (No. 2) Act 2023 (the “UK Act”) was enacted on July 11, 2023, and implements the OECD’s BEPS Pillar Two income inclusion rule, including a multinational top-up tax and a domestic top-up tax to the minimum effective tax rate of 15% for accounting periods beginning on or after December 31, 2023. In October 2024, additional draft UK legislation (Finance Bill 2024-25) was published that provides for the introduction of the Pillar Two undertaxed profits rule (“UTPR”). It is currently anticipated that the UTPR will be implemented in 2025 in respect of accounting periods commencing on or after December 31, 2024. The UTPR is a protective measure that requires subsidiaries to collect top-up taxes in cases where a parent jurisdiction has not implemented the Pillar Two Income Inclusion Rule. The UK Act also includes a transitional safe harbor election for accounting periods beginning on or before December 31, 2026. Similar legislation was enacted in Ireland on December 18, 2023 (the “Irish Act”). While we do not expect to be subject to material UK tax charges under the Pillar Two rules, there remains a risk that a tax authority in any relevant jurisdiction implementing Pillar Two could adopt or interpret legislation, statements or guidance in a manner that is inconsistent with our understanding of the UK Act, the Irish Act and OECD’s BEPS Pillar Two model rules and associated commentary.

On January 20, 2025, the Trump administration issued an executive order declaring that BEPS has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. In addition, legislation has been introduced in the U.S. Congress that would increase U.S. tax rates on non-U.S. companies and investors if their home jurisdictions impose discriminatory or extraterritorial taxes on U.S. companies. We cannot predict whether the U.S. will adopt any such protective measures or whether any such legislation will be adopted, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar Two, in response to the executive order, any action taken thereunder or the legislation described above. It is possible that any changes in U.S. or non-U.S. tax law could have material adverse effect on our future tax liabilities and our effective tax rate.

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
As noted above, an executive order issued by the Trump administration on January 20, 2025 directs the U.S. Department of Treasury to (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. It is not clear at this time whether the Treaty may be implicated in the findings produced as a result of this order, or whether any “protective measures” may be recommended that could impact our ability to qualify for the benefits of the Treaty or eliminate or otherwise reduce the benefits of the Treaty. We cannot know at this time whether or when the United States will adopt any such protective measures, or whether or how Ireland may change its interpretation or enforcement of the Treaty or other tax laws in response to the executive order, or to any action taken thereunder. It is possible that any changes in U.S. or non-U.S. tax law could have material adverse effect on our eligibility for benefits under the Treaty.
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
The outbreak of infectious or contagious diseases could adversely affect our results of operations, financial condition and cash flows.
The outbreak of infectious or contagious diseases could severely impact global economic activity and cause significant volatility and negative pressure in financial markets. Health outbreaks and pandemics could lead to quarantines, mandating business and school closures and restricting travel, or trigger global economic slowdowns or global recessions. A health outbreak or another pandemic could adversely affect us due to, among other factors:
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
U.S. and international regulators, investors and other stakeholders are increasingly focused on corporate responsibility matters. For example, new U.S. and international laws and regulations relating to corporate responsibility matters, including human rights and human capital management, diversity, sustainability and climate change, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response will require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk. In addition, we have announced a number of corporate responsibility initiatives and goals, which will require ongoing investment, and there is no assurance that we will achieve any of these goals or that our initiatives will achieve their intended outcomes. Perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation. Any harm to our reputation resulting from our focus on corporate responsibility matters and goals or our failure or perceived failure to meet such goals could impact employee retention, the willingness of our partners to do business with us, or investors’ willingness to purchase or hold our ordinary shares, any of which could adversely affect our business, financial condition and results of operations. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors. For example, our ability to meet certain sustainability goals or initiatives may depend in part on third-party collaboration, mitigation innovations or the availability of economically feasible solutions.

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

In 2024 and 2023, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurance that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors—Cybersecurity vulnerabilities or other failures in information systems could result in information theft, data corruption and significant disruption of our business operations.”

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

PART II.

Item 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A ordinary shares are traded under the symbol “RPRX” on the Nasdaq Global Select Market. Our Class B ordinary shares are not listed on any stock exchange nor traded on any public market. As of February 7, 2025, there were 2 shareholders of record of our Class A ordinary shares and 2 shareholders of record of our Class B ordinary shares. The number of record holders does not include persons who held our Class A ordinary shares in nominee or “street name” accounts through brokers or other institutions on behalf of shareholders.

Use of Proceeds

None.

Dividends

In 2024, we declared and paid four quarterly cash dividends of $0.21 per Class A ordinary share for an aggregate amount of $376.5 million to holders of our Class A ordinary shares. Future dividends are subject to declaration by the board of directors. To the extent approved and payable, we intend to pay dividends on or about March 10, June 10, September 10 and December 10 to holders of record on or about the twentieth day of each such prior month.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Stock Performance Graph

The graph below compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, on our Class A ordinary shares, the Standard & Poor’s 500 Index (“S&P 500”) and the Nasdaq Composite Index (“Nasdaq Composite”). The graph assumes an initial investment of $100 in our Class A ordinary shares at the market close on June 16, 2020, which was our initial trading day and its relative performance is tracked through December 31, 2024. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A ordinary shares.

The above performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the fourth quarter of 2024 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2024 - October 31, 2024	1,662	$27.81	1,662	$469,356
November 1, 2024 - November 30, 2024	147	27.35	147	465,335
December 1, 2024 - December 31, 2024	—	—	—	465,335
Total	1,809	27.78	1,809
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

In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT owned by Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), at which time RPSFT ceased to hold a non-controlling interest in RPCT. Prior to December 2023, the remaining 34% of RPCT was owned by the Legacy Investors Partnerships and RPSFT, which was wholly owned by Royalty Pharma Select, an Irish unit trust.

RP Management, LLC (the “Manager”), a Delaware limited liability company, is responsible for our management, including our day-to-day operations, pursuant to advisory and management agreements (collectively, the “Management Agreement”).

In January 2025, we agreed to acquire our Manager for an aggregate consideration of approximately $1.1 billion (the “Internalization”). The consideration consists of approximately 24.5 million of RP Holdings shares, $380 million of existing debt of the Manager and $200 million of cash less the amount of the Operating and Personnel Payments (as defined below) made to the Manager from January 1, 2025 through the closing of the transaction. The acquisition is expected to reduce costs and enhance economic returns on investments. Additionally, we expect the acquisition to increase shareholder alignment, enhance corporate governance, ensure management continuity and simplify our corporate structure. If the acquisition is approved by shareholders, we would cease to be externally managed and would operate as an integrated company with all employees of the Manager becoming employees of the Company. The closing of the transaction is subject to the shareholders’ approval of the issuance of the share consideration and other customary closing conditions, including required regulatory approvals. The transaction is estimated to close during the second quarter of 2025.

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

The measurement of income from our financial royalty assets requires significant judgments and estimates, including management’s judgment in forecasting the expected future cash flows of the underlying royalties and the expected duration of each financial royalty asset. Our cash flow forecasts are updated each reporting period primarily using sell-side equity research analysts’ consensus sales estimates. We then calculate our expected royalty receipts by applying our royalty terms to these consensus sales forecasts. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly in the consolidated statements of operations as non-cash provision expense. If, in a subsequent period, there is an increase in expected cash flows or if actual cash flows are greater than cash flows previously expected, we reverse the provision expense previously recorded in part or in full by recording a non-cash credit to the provision, or provision income.

As a result of the non-cash charges associated with applying the effective interest method accounting methodology to our financial royalty assets, our consolidated statements of operations activity can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise and shortly after, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expense in our consolidated statements of operations. Over the course of the next 10 quarters, we continued to recognize non-cash provision expense because of these changes in sales forecasts, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017. With the approval of Vertex’s Trikafta in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty, resulting in the reversal of the remaining $1.10 billion cumulative allowance. The recognition of the associated non-cash provision income of $1.10 billion in 2019 was not tied to royalty receipts, but rather to the increase in sales forecasts due to the U.S. Food and Drug Administration (“FDA”) approval of Trikafta. This example illustrates the volatility caused by our accounting model in our consolidated statements of operations.

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

Understanding Our Results of Operations

We report non-controlling interests related to the portion of ownership interests of consolidated subsidiaries not owned by us and which are attributable to:

1. The Legacy Investors Partnerships’ ownership of approximately 18% of Old RPI and RPI ICAV. The value of this non-controlling interest will continue to decline over time as the assets in Old RPI and RPI ICAV expire.

2. A de minimis interest in RPCT held by RPSFT. In December 2023, we acquired the remaining interest in RPCT owned by RPSFT, at which time RPSFT ceased to hold a non-controlling interest in RPCT.

The Legacy Investors Partnership together with RPSFT are referred to as the “legacy non-controlling interests.” The legacy non-controlling interests are the only historical non-controlling interests that existed prior to our IPO.

Additionally, following the consummation of our IPO, we also report non-controlling interests related to:

3. The Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests was approximately 24% as of December 31, 2024. RP Holdings Class B Interests are exchangeable into our Class A ordinary shares. As the Continuing Investors Partnerships conduct exchanges, the Continuing Investors Partnerships’ ownership in RP Holdings decreases and the value of this non-controlling interest decreases. Additionally, RP Holdings began to retire RP Holdings Class A Interests held by us in connection with our repurchase of our Class A ordinary shares. As RP Holdings retires RP Holdings Class A Interests, our ownership in RP Holdings decreases and the value of this non-controlling interest increases.

The Continuing Investors Partnerships are referred to as the “continuing non-controlling interests.”

4. RPI EPA Vehicle LLC’s (“EPA Vehicle”) ownership of RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”).

EPA Vehicle is entitled to receive equity distributions through its RP Holdings Class C Special Interest (“Equity Performance Awards”). Equity Performance Awards owed to EPA Vehicle will be recognized as an equity transaction when the obligation becomes due and will impact the income allocated to non-controlling interest related to the RP Holdings Class C Special Interest. The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. EPA Vehicle may also receive a periodic cash advance in respect of the RP Holdings Class C Special Interest to the extent necessary for EPA Vehicle or any of its beneficial owners to pay when due any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest. We expect the Equity Performance Awards to be payable in 2025 once certain performance conditions are met.

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

The royalty payors that accounted for greater than 10% of our total income and other revenues are shown in the table below:

		Years Ended December 31,
Royalty Payor	Royalty	2024	2023
Vertex	Cystic fibrosis franchise	36%	36%
Roche	Evrysdi, Mircera	10%	*
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

Other royalty income and revenues also includes revenues from intangible royalty assets and income from royalties that are recorded at fair value.

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

As discussed above, income is accreted on our financial royalty assets using the effective interest method. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly in the consolidated statements of operations through the line item Provision for changes in expected cash flows from financial royalty assets. If, in a subsequent period, there is an increase in expected cash flows or if actual cash flows are greater than cash flows previously expected, we reverse the provision expense previously recorded in part or in full by recording a credit to the provision, or provision income.

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

General and administrative expenses

General and administrative (“G&A”) expenses include primarily Operating and Personnel Payments (defined below), legal expenses, other expenses for professional services and share-based compensation. The expenses incurred in respect of Operating and Personnel Payments comprise the most significant component of G&A expenses.

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

In January 2025, we agreed to acquire our Manager for an aggregate consideration of $1.1 billion. The transaction is estimated to close during the second quarter of 2025. Upon closing of this transaction, we would no longer make Operating and Personnel Payments to the Manager. Following the acquisition, personnel costs will comprise the most significant component of G&A expenses.

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

Net income attributable to non-controlling interests

The net income attributable to non-controlling interests includes income attributable to the legacy non-controlling interests and the continuing non-controlling interests. Following our acquisition of the remaining non-controlling interest in RPCT held by RPSFT in December 2023, and since the Legacy Investors Partnerships no longer participate in investment opportunities, the related net income attributable to the legacy non-controlling interests is expected to continue to decline over time as the assets held by Old RPI and RPI ICAV mature. The net income attributable to the continuing non-controlling interests includes RP Holdings Class B Interests held by the Continuing Investors Partnerships for which the related future net income will decline over time if the investors who indirectly own RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

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

Further, the net income attributable to the continuing non-controlling interests will include net income attributable to the RP Holdings Class C Special Interest held by EPA Vehicle once certain performance conditions of the Equity Performance Awards have been met, which is expected to occur in 2025. The Equity Performance Awards are expected to be allocated to the EPA Vehicle quarterly beginning in 2025 and recorded as net income attributable to non-controlling interests. The net income attributable to the RP Holdings Class C Special Interest will be driven by the performance of the Equity Performance Awards as determined on a portfolio-by-portfolio basis.

Results of Operations

In this section, we discuss the results of our operations for 2024 compared to 2023. For a discussion of 2023 compared to 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The comparison of our historical results of operations is as follows (in thousands):

	Years Ended December 31,		Change
	2024	2023	$	%
Income and other revenues
Income from financial royalty assets	$2,149,422	$2,197,754	(48,332)	(2.2)
Other royalty income and revenues	114,154	156,800	(42,646)	(27.2)
Total income and other revenues	2,263,576	2,354,554	(90,978)	(3.9)
Operating expense
Provision for changes in expected cash flows from financial royalty assets	732,461	560,656	171,805	30.6
Research and development funding expense	2,000	52,000	(50,000)	(96.2)
General and administrative expenses	236,671	249,748	(13,077)	(5.2)
Total operating expense, net	971,132	862,404	108,728	12.6
Operating income	1,292,444	1,492,150	(199,706)	(13.4)
Other (income)/expense
Equity in earnings of equity method investees	(29,611)	(28,882)	(729)	2.5
Interest expense	225,512	187,187	38,325	20.5
Other income, net	(234,270)	(366,243)	131,973	(36.0)
Total other income, net	(38,369)	(207,938)	169,569	(81.5)
Consolidated net income	1,330,813	1,700,088	(369,275)	(21.7)
Net income attributable to non-controlling interests	471,830	565,254	(93,424)	(16.5)
Net income attributable to Royalty Pharma plc	$858,983	$1,134,834	(275,851)	(24.3)

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products is as follows, in order of contribution to income in 2024 (in thousands):

	Years Ended December 31,		Change
	2024	2023	$	%
Cystic fibrosis franchise	$826,205	$852,312	(26,107)	(3.1)
Evrysdi	224,429	97,742	126,687	129.6
Tremfya	147,141	149,716	(2,575)	(1.7)
Trelegy	146,920	128,051	18,869	14.7
Imbruvica	131,090	173,162	(42,072)	(24.3)
Tysabri	124,815	167,536	(42,721)	(25.5)
Other products	548,822	629,235	(80,413)	(12.8)
Total income from financial royalty assets	$2,149,422	$2,197,754	(48,332)	(2.2)

Income from financial royalty assets decreased by $48.3 million, or 2.2%, in 2024 as compared to 2023, primarily due to a significant milestone receipt in 2023 related to Pfizer’s Zavzpret. The March 2023 FDA approval of Zavzpret resulted in our receipt of a $475.0 million milestone payment, for which we recognized interest income of $153.6 million, as reflected within other products in the above table and which was non-recurring. The decrease was partially offset by the increase in income from Evrysdi attributable to the incremental royalties that we acquired in the fourth quarter of 2023 and second quarter of 2024.

Other royalty income and revenues

Other royalty income and revenues decreased by $42.6 million, or 27.2%, in 2024 as compared to 2023, primarily driven by a one-time $50.0 million receipt from Pfizer related to the oral formulation of zavegepant in 2023.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each year’s provision income or expense (in thousands) is as follows:

Royalty	2024	Royalty	2023
Evrysdi	$378,565	Tysabri	$222,285
Cystic fibrosis franchise	256,814	Imbruvica	220,127
Crysvita	164,265	Tremfya	120,733
IDHIFA	(75,059)	Promacta	(41,617)
Tysabri	(158,433)	Evrysdi	(46,077)
Other	65,894	Other	62,920
Total provision, exclusive of provision for credit losses	632,046	Total provision, exclusive of provision for credit losses	538,371
Provision for current expected credit losses	100,415	Provision for current expected credit losses	22,285
Total provision	$732,461	Total provision	$560,656

In 2024, we recorded provision expense of $732.5 million, comprised of $632.0 million in provision expense for changes in expected cash flows and $100.4 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Evrysdi due to declines in sell-side equity research analysts’ consensus sales forecasts. We recorded provision expense for changes in expected cash flows related to the cystic fibrosis franchise, primarily due to the inclusion of consensus estimates in 2024 for Vertex’s Alyftrek and the conservative assumption that royalties will only be collected on the tezacaftor component of Alyftrek and not on the deuterated ivacaftor component. Although we believe that the deuterated ivacaftor component of Alyftrek is the same as ivacaftor and is therefore royalty-bearing, Vertex has made public statements that it believes the deuterated ivacaftor component is not royalty-bearing. If deuterated ivacaftor is determined to be royalty-bearing, we may recognize provision income in our results of operations at that time. Additionally, we recorded provision expense for Crysvita due to declines in sales forecasts. The provision expense for changes in expected cash flows was partially offset by provision income for changes in expected cash flows related to Tysabri due increases in sales forecasts. The provision expense for credit losses was primarily driven by the addition of Niktimvo to our portfolio.

In 2023, we recorded provision expense of $560.7 million, comprised of $538.4 million in provision expense for changes in expected cash flows and $22.3 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows for Tysabri, Imbruvica and Tremfya primarily due to declines in sell-side equity research analysts’ consensus sales forecasts. The provision expense for credit losses was primarily driven by the additions of Skytrofa and Adstiladrin to our portfolio.

R&D funding expense

R&D funding expense decreased by $50.0 million, or 96.2%, in 2024 as compared to 2023. In 2023, we recognized R&D funding expense of $50.0 million related to a clinical milestone payment for aficamten.

G&A expenses

G&A expenses decreased by $13.1 million, or 5.2%, in 2024 as compared to 2023, primarily from lower Operating and Personnel Payments in the current period. The higher expense in 2023 was due to higher Portfolio Receipts, which included the one-time receipt of a $475.0 million Zavzpret milestone payment.

Equity in earnings of equity method investees

Equity in earnings of equity method investees was relatively flat in 2024 as compared to 2023. In 2024, we recorded an income allocation of $19.2 million from the Avillion Entities primarily driven by a gain related to the positive result of Airsupra’s Phase III clinical trial which triggered a milestone payment from AstraZeneca to the Avillion Entities. In 2023, we recorded an income allocation of $24.6 million from the Avillion Entities primarily driven by a gain related to AstraZeneca’s election to exercise the option to commercialize Airsupra in the United States.

Interest expense

Interest expense increased by $38.3 million, or 20.5% in 2024 as compared to 2023, primarily driven by the issuance of the $1.5 billion of senior unsecured notes in June 2024. The increase was partially offset by the repayment of $1.0 billion of senior unsecured notes in September 2023 upon maturity. The weighted average coupon rate on our senior unsecured notes outstanding as of December 31, 2024 and 2023 was 3.06% and 2.48%, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of our debt financing arrangements.

Other income, net

Other income, net of $234.3 million in 2024 was primarily comprised of $154.9 million of gains on available for sale debt securities, $47.3 million of interest income earned on cash and cash equivalents and $39.5 million of gains on equity securities. The gains on available for sale debt securities were primarily driven by the changes in fair value of the MorphoSys Development Funding Bonds.

Other income, net of $366.2 million in 2023 was primarily comprised of $230.8 million of gains on available for sale debt securities, $87.1 million of gains on equity securities and $72.3 million of interest income earned on cash and cash equivalents. The gains on available for sale debt securities were primarily driven by the changes in fair value of the MorphoSys Development Funding Bonds.

Net income attributable to non-controlling interests

Net income attributable to the Legacy Investors Partnerships increased by $27.5 million in 2024 as compared to 2023, primarily driven by higher net income attributable to Old RPI. The higher net income is a result of provision income recognized in 2024 as compared to provision expense recognized in 2023.

Net income attributable to the Continuing Investors Partnerships decreased by $115.8 million in 2024 as compared to 2023, primarily due to lower net income attributable to RP Holdings as a result of higher provision expense in the current period.

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

Portfolio Receipts is defined as the sum of royalty receipts and milestones and other contractual receipts. Royalty receipts include variable payments based on sales of products, net of contractual payments to the legacy non-controlling interests, that are attributed to us (“Royalty Receipts”). Milestones and other contractual receipts include sales-based or regulatory milestone payments and other fixed contractual receipts, net of contractual payments to the legacy non-controlling interests, that are attributed to us. Portfolio Receipts does not include proceeds from equity securities or proceeds from purchases and sales of marketable securities, both of which are not central to our fundamental business strategy.

Portfolio Receipts is calculated as the sum of the following line items from our GAAP statements of cash flows: Cash collections from financial royalty assets, Cash collections from intangible royalty assets, Other royalty cash collections, Proceeds from available for sale debt securities and Distributions from equity method investees less Distributions to legacy non-controlling interests - Portfolio Receipts, which represent contractual distributions of Royalty Receipts, milestones and other contractual receipts to RPSFT and the Legacy Investors Partnerships. Distributions to RPSFT substantially ended in December 2023 when we acquired the remaining interest in RPCT held by RPSFT.

Our portfolio consists of royalties on more than 35 marketed therapies and 14 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neuroscience, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including Royalty Receipts by product and milestones and other contractual receipts, in order of contribution to total Royalty Receipts in 2024 (in thousands):

			Years Ended December 31,		Change
Products	Marketer(s)	Therapeutic Area	2024	2023	$	%
Cystic fibrosis franchise(1)	Vertex	Rare disease	$856,792	$770,673	86,119	11.2
Trelegy	GSK	Respiratory	283,747	203,299	80,448	39.6
Tysabri	Biogen	Neuroscience	261,671	279,431	(17,760)	(6.4)
Imbruvica	AbbVie, Johnson & Johnson	Cancer	191,014	210,289	(19,275)	(9.2)
Evrysdi	Roche	Rare disease	173,508	66,072	107,436	162.6
Xtandi	Pfizer, Astellas	Cancer	168,667	146,418	22,249	15.2
Promacta	Novartis	Hematology	158,419	161,163	(2,744)	(1.7)
Tremfya	Johnson & Johnson	Immunology	139,561	116,387	23,174	19.9
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	72,647	65,778	6,869	10.4
Spinraza	Biogen	Rare disease	44,981	44,628	353	0.8
Trodelvy	Gilead	Cancer	43,094	33,149	9,945	30.0
Erleada	Johnson & Johnson	Cancer	38,997	27,377	11,620	42.4
Orladeyo	BioCryst	Rare disease	38,737	29,337	9,400	32.0
Nurtec ODT/Zavzpret	Pfizer	Neuroscience	25,513	18,376	7,137	38.8
Other products(2)			273,271	277,039	(3,768)	(1.4)
Royalty Receipts			$2,770,619	$2,449,416	321,203	13.1
Milestones and other contractual receipts			30,827	599,297	(568,470)	(94.9)
Portfolio Receipts			$2,801,446	$3,048,713	(247,267)	(8.1)
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which was approved by the FDA in December 2024.
(2)Other products primarily include Royalty Receipts on the following products: Cimzia, Crysvita, Emgality, Entyvio, Farxiga/Onglyza, IDHIFA, Lexiscan, Nesina, Prevymis, Soliqua and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees on the statements of cash flows.

Analysis of Portfolio Receipts

The key drivers of Portfolio Receipts are discussed below:

•Cystic fibrosis franchise – Royalty Receipts from the cystic fibrosis franchise, including Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which is marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $86.1 million in 2024 as compared to 2023. The increase was primarily driven by the continued U.S. performance of Trikafta and the strong uptake of Kaftrio outside of the United States, including its uptake in younger age groups.

•Trelegy – Royalty Receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $80.4 million in 2024 as compared to 2023, primarily driven by strong patient demand, single inhaler triple therapy class growth and increased market share. Additionally, performance was also positively impacted by favorable U.S. pricing and adjustments to returns and rebates.

•Tysabri – Royalty Receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $17.8 million in 2024 as compared to 2023, primarily due to pricing pressure and competition.

•Imbruvica – Royalty Receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $19.3 million in 2024 as compared to 2023, primarily due to competitive pressures.

•Evrysdi – Royalty Receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $107.4 million in 2024 as compared to 2023, primarily attributable to the incremental royalties acquired in the fourth quarter of 2023 and the second quarter of 2024 and gains in patient share across all regions.

•Xtandi – Royalty Receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $22.2 million in 2024 as compared to 2023, primarily attributed to growth in all regions, especially in the United States, driven by strong uptake of the non-metastatic castration-sensitive prostate cancer indication following approval in the fourth quarter of 2023, which also increased demand in other indications, and overall market growth.

•Promacta – Royalty Receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, decreased by $2.7 million in 2024 as compared to 2023, primarily due to higher revenue deductions, partially offset by an increased use of Promacta in chronic ITP and severe aplastic anemia in the United States. In the third quarter of 2024, Novartis disclosed that it had discontinued proactive promotion of Promacta in most markets.

•Tremfya – Royalty Receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, increased by $23.2 million in 2024 as compared to 2023, due to market growth and share gains.

•Cabometyx/Cometriq – Royalty Receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda for the treatment of advanced renal cell carcinoma as well as hepatocellular carcinoma in patients previously treated with sorafenib, increased by $6.9 million in 2024 as compared to 2023, primarily driven by continued demand growth in the United States and globally by broad uptake in combination with Opdivo in first-line renal cell carcinoma across clinical risk groups and practice settings.

•Spinraza – Royalty Receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, was relatively flat in 2024 as compared to 2023, primarily due to relatively consistent U.S. revenue while rest of world was impacted by the loss of an annual tender in Russia, as well as by the timing of shipments. We acquired the Spinraza royalty in the first quarter of 2023 and began receiving royalties in the second quarter of 2023.

•Trodelvy – Royalty Receipts from Trodelvy, which is marketed by Gilead for the treatment of adult patients with metastatic triple-negative breast cancer and pre-treated hormone receptor (HR)-positive, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer, increased by $9.9 million in 2024 as compared to 2023. The increase was primarily driven by higher demand in second-line metastatic triple-negative breast cancer and pretreated HR+/HER2- metastatic breast cancer.

•Erleada – Royalty Receipts from Erleada, which is marketed by Johnson & Johnson for the treatment of patients with prostate cancer, increased by $11.6 million in 2024 as compared to 2023, primarily driven by continued share gains and market growth in metastatic castration-sensitive prostate cancer. We acquired an incremental royalty on Erleada in the second quarter of 2023 and began receiving the additional royalty in the third quarter of 2023.

•Orladeyo – Royalty Receipts from Orladeyo, which is marketed by BioCryst for the treatment of hereditary angioedema, increased by $9.4 million in 2024 as compared to 2023, primarily driven by continued strong patient uptake and an improved paid rate.

•Nurtec ODT/Zavzpret – Royalty Receipts from Nurtec ODT, which is marketed by Pfizer for the acute treatment of migraine, increased by $7.1 million in 2024 as compared to 2023. The increase was primarily driven by strong demand in the United States, and, to a much lesser extent, recent launches in international markets. Performance was partially offset by lower net price in the United States due to unfavorable changes in channel mix.

•Other products – Royalty Receipts from other products decreased by $3.8 million in 2024 as compared to 2023, primarily driven by a decline in royalty receipts on Lexiscan, partially offset by a true-up of royalties on the DPP-IVs and higher distributions from the Legacy SLP Interest.

•Milestones and other contractual receipts decreased by $568.5 million in 2024 as compared to 2023, primarily due to a $475.0 million milestone payment received following the FDA’s approval of Zavzpret and a $28.7 million payment from our joint venture investee, Avillion II, for our pro rata portion of the $80 million fee paid by AstraZeneca to exercise the option to commercialize Airsupra in United States, both of which occurred in the first quarter of 2023.

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

In May 2024, Vertex announced that it submitted a New Drug Application (“NDA”) and Marketing Authorization Application (“MAA”) for the vanzacaftor triple to the FDA and the European Medicines Agency, respectively, for approval. This followed positive Phase 3 results for the new triple combination therapy in February 2024.

In November 2024, Vertex announced that it had completed regulatory submissions for the vanzacaftor triple in the European Union, the United Kingdom, Canada, Australia, New Zealand and Switzerland, and reviews are underway.

In December 2024, Vertex announced the FDA approval of the new triple-combination modulator Alyftrek (vanzacaftor triple) for treatment of cystic fibrosis in people ages 6 and older with at least one responsive mutation.

•Xtandi. In January 2024, Pfizer announced that the European Commission had approved Talzenna (talazoparib), an oral poly ADP-ribose polymerase inhibitor, in combination with Xtandi, for the treatment of adult patients with metastatic castration-resistant prostate cancer in whom chemotherapy is not clinically indicated.

In April 2024, Astellas Pharma announced the European Commission approved a label extension for Xtandi as monotherapy or in combination with androgen deprivation therapy for the treatment of adult men with high-risk biochemical recurrent non-metastatic hormone-sensitive prostate cancer who are unsuitable for salvage-radiotherapy.

•Tremfya. In May 2024, Johnson and Johnson announced positive Phase 3 results for Tremfya in patients with moderate to severely active Crohn’s disease with inadequate response/intolerance to conventional therapies and/or biologics. Johnson and Johnson submitted a supplemental Biologics License Application to the FDA seeking approval of Tremfya for Crohn’s disease and an application to the European Medicines Agency for ulcerative colitis and Crohn’s disease.

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

•Cabometyx. In September 2024, Exelixis announced final results from the Phase 3 pivotal CONTACT-02 study, which achieved one of two primary endpoints, demonstrating a statistically significant benefit in progression-free survival, and a numerical but not statistically significant improvement in overall survival for cabozantinib in combination with atezolizumab in patients with metastatic castration-resistant prostate cancer. Exelixis intends to submit a supplemental NDA with the FDA later this year.

In September 2024, Exelixis announced final results from the Phase 3 pivotal CABINET study, which demonstrated a significant improvement in progression-free survival for cabozantinib in patients with advanced neuroendocrine tumors. Exelixis submitted a supplemental NDA, which was assigned a Prescription Drug User Fee Act (“PDUFA”) date of April 2025, and Ipsen has submitted an extension of indication Marketing Authorization to the European Medicines Agency.

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

In November 2024, Gilead announced plans to voluntarily withdraw the U.S. accelerated approval of Trodelvy for use in pre-treated adult patients with locally advanced or metastatic urothelial cancer, following the results of the Phase 3 TROPiCS-04 trial.

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

•Skytrofa. In December 2024, Ascendis announced the FDA accepted for review its supplemental Biologics License Application (sBLA) in adult growth hormone deficiency for Skytrofa. The FDA set a PDUFA goal date of July 27, 2025.

•Cobenfy. In March 2024, Bristol Myers Squibb announced that it completed its acquisition of Karuna. Bristol Myers Squibb acquired Karuna for $330 per share, for a total equity value of $14.0 billion. The NDA for KarXT for the treatment of schizophrenia in adults was accepted for review by FDA, with a PDUFA date of September 26, 2024.

In September 2024, Bristol Myers Squibb announced the FDA approval of Cobenfy (formerly KarXT), a first-in-class muscarinic agonist for the treatment of schizophrenia in adults.

•Airsupra. In October 2024, AstraZeneca announced that positive high-level results from the BATURA Phase 3b trial showed Airsupra met the primary endpoint, demonstrating a statistically significant and clinically meaningful reduction in the risk of a severe exacerbation when used as an as-needed rescue medication in response to symptoms compared to as-needed albuterol.

Development-Stage Product Candidates

•Aficamten. In October 2024, Cytokinetics announced that it submitted an NDA for aficamten to the FDA in the third quarter of 2024.

In December 2024, Cytokinetics announced that the FDA accepted its NDA for aficamten for the treatment of Obstructive Hypertrophic Cardiomyopathy. The FDA has assigned the NDA a PDUFA date of September 26, 2025. Additionally, the European Medicines Agency validated the MAA for aficamten, and it will now be reviewed by the Committee for Medicinal Products for Human Use (CHMP).

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

In January 2025, Teva announced that TEV-‘749 achieved Phase 3 targeted injections without PDSS, and the full safety presentation is expected in the second quarter of 2025.

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

In 2024, we invested $2.8 billion in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Included below are tables of investment activities over each of the last five years (in thousands). Announced transactions amounts reflect maximum transaction value for transactions entered into over each of the periods presented. Capital Deployment represents the total outflows that will drive future Portfolio Receipts and includes cash paid at the acquisition date and any subsequent associated milestone investments reflected in the period in which cash was paid. Capital Deployment in approved/marketed royalties versus development-stage royalties is based upon the approval status of the therapy at the time of our upfront investment.

	Average	2024	2023	2022	2021	2020
Announced Transactions
Upfront payments	$2,125,400	$2,325,000	$2,109,000	$1,963,000	$2,161,000	$2,069,000
Potential payments/milestones	973,200	493,000	1,850,000	1,443,000	705,000	375,000
Total announced transaction value	$3,098,600	$2,818,000	$3,959,000	$3,406,000	$2,866,000	$2,444,000

Capital Deployment
Approved/marketed royalties	$1,732,145	$1,775,545	$1,875,232	$1,920,958	$1,684,769	$1,404,222
Development-stage royalties(1)	693,762	985,364	316,689	507,399	823,374	835,986
Total Capital Deployment(2)	$2,425,907	$2,760,909	$2,191,921	$2,428,357	$2,508,143	$2,240,208
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

Summary of Acquisition Activities

•In November 2024, we acquired a synthetic royalty on Rytelo from Geron Corporation for an upfront payment of $125 million. Rytelo is approved for the treatment of certain adult patients with low- to intermediate-1 risk myelodysplastic syndromes with transfusion-dependent anemia. Following the acquisition, we are entitled to receive tiered royalties on the U.S. net sales on Rytelo.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For 2024 and 2023, we generated $2.8 billion and $3.0 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, our Operating and Personnel Payments, and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of December 31, 2024 and 2023, the par value of all of our outstanding senior unsecured notes was $7.8 billion and $6.3 billion, respectively. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility. A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 10–Borrowings of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activities for 2024 as compared to 2023 (in thousands). For a discussion of cash flow activities for 2023 compared to 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

	Years Ended December 31,
	2024	2023	Change
Cash provided by/(used in):
Operating activities	$2,768,986	$2,987,802	$(218,816)
Investing activities	(2,678,115)	(2,072,789)	(605,326)
Financing activities	361,145	(2,148,754)	2,509,899

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities decreased by $218.8 million in 2024 as compared to 2023, primarily due to a decrease in cash collections from financial royalty assets of $218.0 million. In 2023, cash collections from financial royalty assets included a $475.0 million milestone payment related to Zavzpret. The decrease was partially offset by lower development-stage funding payments in 2024.

Investing Activities

Cash used in investing activities increased by $605.3 million in 2024 as compared to 2023, primarily driven by higher use of cash for purchases of financial royalty assets, available for sale debt securities, equity securities and higher milestone payments. The higher use of cash was partially offset by proceeds from equity securities received in the current year.

Financing Activities

Cash provided by financing activities in 2024 was $361.1 million as compared to cash used in financing activities of $2.1 billion in 2023. In 2024, cash provided by financing activities was primarily driven by the net proceeds of $1.5 billion from issuance of the 2024 Notes (as further described below), partially offset by the use of cash for dividends and distributions and repurchases of Class A ordinary shares. In 2023, cash used in financing activities was primarily driven by $1.0 billion in debt repayment.

Sources of Capital

As of December 31, 2024 and 2023, our cash and cash equivalents totaled $929.0 million and $477.0 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of December 31, 2024	As of December 31, 2023
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	$1,000,000	$1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	—
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	—
Total senior unsecured debt			7,800,000	6,300,000
Unamortized debt discount and issuance costs			(187,574)	(164,715)
Total debt carrying value			7,612,426	6,135,285
Less: Current portion of long-term debt			(997,773)	—
Total long-term debt			$6,614,653	$6,135,285

Senior Unsecured Notes

In June 2024, we issued $1.5 billion of senior unsecured notes (the “2024 Notes”) with a weighted average coupon rate of 5.48%. In July 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) with a weighted average coupon rate of 2.80%. In September 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes”) with a weighted average coupon rate of 2.13%. We refer to the 2020 Notes, 2021 Notes and 2024 Notes, collectively, as the “Notes.” The Notes require semi-annual interest payments. The first interest payment date for the 2024 Notes will be March 2, 2025. Indentures governing the Notes contain certain covenants with which we were in compliance as of December 31, 2024.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024, we entered into Amendment No. 4 to the Credit Agreement to make certain technical modifications. As of December 31, 2024, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

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

We were in compliance with the financial covenants as of December 31, 2024.

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

The table below presents Adjusted EBITDA and Portfolio Cash Flow, each as calculated according to its respective definition in our Credit Agreement (in thousands):

	Years Ended December 31,
	2024	2023
Portfolio Receipts	$2,801,446	$3,048,713
Payments for operating and professional costs	(236,225)	(243,012)
Adjusted EBITDA (non-GAAP)	$2,565,221	$2,805,701
Interest paid, net	(113,088)	(97,564)
Portfolio Cash Flow (non-GAAP)	$2,452,133	$2,708,137

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

	Years Ended December 31,
	2024	2023
Net cash provided by operating activities (GAAP)	$2,768,986	$2,987,802
Adjustments:
Proceeds from available for sale debt securities(1), (2)	19,786	1,440
Distributions from equity method investees(2)	23,641	43,882
Interest paid, net(2)	113,088	97,564
Development-stage funding payments - ongoing	2,000	2,000
Development-stage funding payments - upfront and milestone	—	50,000
Distributions to legacy non-controlling interests - Portfolio Receipts(2)	(362,280)	(376,987)
Adjusted EBITDA (non-GAAP)	$2,565,221	$2,805,701
Interest paid, net(2)	(113,088)	(97,564)
Portfolio Cash Flow (non-GAAP)	$2,452,133	$2,708,137
(1)In the fourth quarter of 2023, we began receiving quarterly repayments on tranche one of the Cytokinetics Commercial Launch Funding. In the fourth quarter of 2024, we began receiving quarterly repayments on the MorphoSys Development Funding Bonds. Repayments for both funding instruments are presented as Proceeds from available for sale debt securities on the statements of cash flows.
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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $376.5 million and $358.3 million in 2024 and 2023, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. In 2024, we repurchased and retired 8.4 million shares at a cost of approximately $229.9 million. In 2023, we repurchased and retired 9.8 million shares at a cost of approximately $304.8 million. As of December 31, 2024, approximately $465.3 million remained available under the share repurchase program.

In connection with the Internalization, our board of directors authorized a new share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. This new share repurchase program replaces the unused capacity under the previous share repurchase program that was authorized in March 2023. The repurchases may be made in the open market or in privately negotiated transactions. The authorization for the new share repurchase program expires June 23, 2027.

Other Funding Arrangements

As part of the expanded funding collaboration we entered into with Cytokinetics in May 2024, we agreed to fund the clinical trial for CK-586. We funded $50 million upfront in May 2024. We have an option to fund up to an additional $150 million which we have not exercised as of December 31, 2024.

We have a long-term funding arrangement with Cytokinetics which is comprised of seven tranches of up to $525 million in total funding (“Cytokinetics Commercial Launch Funding”). As of December 31, 2024, $350 million remained available under Cytokinetics Commercial Launch Funding of which Cytokinetics is required to draw a minimum of $50 million.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which was approximately $17.3 million as of December 31, 2024.

We also have certain milestones payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In 2024, we paid regulatory milestones of $50 million related to olpasiran and $25 million related to Cobenfy. In 2023, we paid a $12.4 million sales-based milestone related to Erleada and a $50 million clinical milestone to Cytokinetics for aficamten.

Debt Service

As of December 31, 2024, the future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
2025	$1,000,000	$257,792
2026	—	226,600
2027	1,000,000	226,600
2028	—	209,100
2029	500,000	209,100
Thereafter	5,300,000	2,544,700
Total(1)	$7,800,000	$3,673,892
(1)Excludes unamortized debt discount and issuance costs of $187.6 million as of December 31, 2024, which are amortized through interest expense over the remaining life of the underlying debt obligations.

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

In January 2025, we agreed to acquire our Manager for an aggregate consideration of $1.1 billion. The transaction is estimated to close during the second quarter of 2025. Upon closing of this transaction, we would no longer make Operating and Personnel Payments to the Manager.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of December 31, 2024, the par value and carrying value of the total outstanding and guaranteed Notes was $7.8 billion and $7.6 billion, respectively.

The following financial information presents summarized combined balance sheet information as of December 31, 2024, and summarized combined statement of operations information for 2024 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts (in thousands):

Summarized Combined Balance Sheet
As of December 31, 2024
Current assets	$53,380
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	23,908
Current intercompany notes receivable due from Non-Guarantor Subsidiaries	242,476
Non-current assets	3,074
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,430,894
Current liabilities	1,100,681
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	23,905
Current intercompany notes payable due to Non-Guarantor Subsidiaries	242,476
Non-current liabilities	6,613,747
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,609,898

Summarized Combined Statement of Operations
Year Ended December 31, 2024
Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$104,167
Other income	822
Operating expenses	251,831
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	53,798
Net loss	200,640

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

•Commercial performance. The approval of a product for use in new indications can extend the date through which we are entitled to royalties or milestones on that product. For certain financial royalty assets, such as the cystic fibrosis franchise, we are entitled to royalties on approved combination products and on future combination products, which create new cash flow streams that were previously not reflected. We generally do not recognize income from, or forecast sales for, unapproved products unless they are incorporated into analyst consensus forecasts in such a way that we cannot isolate the probability of regulatory success that is built into analyst estimates. If a product is removed from all or a portion of a market, subsequent sell-side equity research analysts’ consensus sales forecasts will reflect the expected drop in sales. Both the new cash flow streams and the cessation of cash flow streams related to a product’s performance in the market over the royalty term can materially affect our forecast of expected future cash flows, which directly impacts the measurement of interest income.

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

Significant Assumptions Applied in Developing Forecasted Expected Future Cash Flows

As part of the preparation of the forecasted expected future cash flows, which relies on the sources and variables discussed above, management is required to make assumptions around the following forecast inputs: (1) estimates of the duration of the royalty, which includes consideration of the strength of patent protection and anticipated timing for entry of generics, (2) product growth rates and sales trends in outer years, generally projected through statistical curves, (3) the product and pricing mix for franchised products, (4) the geographical allocation of annual sales data from sell-side equity research analysts’ models, and (5) the portion of sales that are subject to royalties, which is referred to as royalty bearing sales. Generally the most significant and judgmental assumptions used in forecasting the expected future cash flows for our royalties include (1) estimates of the duration of the royalty and (2) sales trends and product growth rates in outer years of the royalty term, which are primarily derived from statistical models.

With respect to the cystic fibrosis franchise, forecasted expected future cash flows in 2024 are significantly impacted by prong 5 from above, the estimated royalty bearing sales. The forecasted expected cash flows for the cystic fibrosis franchise included consensus estimates for Vertex’s Alyftrek following disclosure of its Phase 3 clinical data and also included the conservative assumption that royalties will only be collected on the tezacaftor component of Alyftrek and not on the deuterated ivacaftor component. Although we believe that the deuterated ivacaftor component of Alyftrek is the same as ivacaftor and is therefore royalty-bearing, Vertex has made public statements that it believes the deuterated ivacaftor component is not royalty-bearing. If the forecasted expected cash flows for the cystic fibrosis franchise included the assumption that the deuterated ivacaftor component is royalty-bearing, the impact to our 2024 results of operations would be the reduction of a cumulative allowance and the recognition of provision income of approximately $259.4 million.

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

Even though we believe interest income from financial royalty assets and the associated non-cash provision for changes in expected cash flows are not indicative of our near-term financial performance and should not be used as a source for predicting future income or growth trends, changes in the aforementioned assumptions could result in a material impact to our financial statements. A shortened royalty term can result in a reduction in interest income, significant reductions in total royalty payments over time compared to expectations or a permanent impairment. If the effective interest rate is lower for the current period than the prior period and if the gross cash flows have declined (expected and collected), this would result in the immediate recognition of non-cash provision expense even though the applicable cash inflows will not be realized for many years into the future. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future.

Below is a summary of the sensitivity of our current year results in relation to the royalty duration for our top three financial royalty assets that are uncapped based on net carrying value as of December 31, 2024. Because these are long-dated financial royalty assets, we have assumed a change of two years in the estimated duration to sensitize the financial statement impact. There have not been any significant changes to the estimated duration of expected future cash flows for our top three financial royalty assets during 2023 and 2022. During 2024, the estimated duration for the cystic fibrosis franchise was extended from 2037 to a range of 2039 to 2041, reflecting the approval of Alyftrek. Additionally, the estimated duration for Tysabri was extended in 2024 from an expiry of 2031 to 2035 due to analyst expectations around the sales performance of Tysabri’s biosimilar.

If the duration of these financial royalty assets were extended two years by assuming the statistically projected growth trends continue and all other royalty terms and assumptions remain unchanged, any impact to interest income would be recognized prospectively over the remaining expected life of the financial asset. As there would be no current impact to interest income, the sensitivity is not disclosed below. However, an extended duration for a financial royalty asset could result in the reduction of any existing cumulative allowance for changes in expected cash flows, which would be recognized in the current period as provision income and is reflected in the table below for these top three financial royalty assets. If the duration for these financial royalty assets were reduced by two years by eliminating the corresponding forecasted expected future cash flows in that two year period while keeping all other royalty terms and assumptions unchanged, we would recognize immediate incremental provision expense in the current period as a result of applying the prospective method of the effective interest rate methodology. The extension and reduction in royalty terms are modelled in isolation for purposes of the sensitivity disclosures below and do not include any consideration of the related allowance for current expected credit losses. The measurement of interest income from our financial royalty assets is recalculated each reporting period, which requires updates to various inputs and assumptions, including estimated royalty duration. Therefore, any actual impact to recognition of provision income or expense would be different than the sensitivity disclosure below. The impact of these sensitivity assumptions is summarized as follows (in thousands):

			Year Ended December 31, 2024		Year Ended December 31, 2024
	Estimated Royalty Duration(1)	Change in Duration Assumption Applied	Provision Income for Changes in Expected Cash Flows	Change in Duration Assumption Applied	Provision Expense for Changes in Expected Cash Flows
Cystic fibrosis franchise	2039-2041(2)	+ 2 years	$(160,723)	- 2 years	$283,088
Trelegy	2029-2030	+ 2 years	(66,647)	- 2 years	281,188
Tysabri	(3)	+ 2 years	(31,357)	- 2 years	46,844
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
(2)Royalty is perpetual. We estimate royalty duration of 2039-2041 due to expected Alyftrek patent expiration and potential generic entry thereafter leading to sales decline.
(3)Royalty is perpetual. We have applied an end date of 2035 for purposes of accreting income over the royalty term, which is periodically reviewed based on our estimates of impact from biosimilars.

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

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. As of December 31, 2024, we held cash and cash equivalents of $929.0 million, of which $360.7 million was cash and $568.3 million was invested in interest-bearing money market funds. As of December 31, 2023, we had cash and cash equivalents of $477.0 million, of which $319.6 million was cash and $157.4 million was invested in interest-bearing money market funds.

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

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. As of December 31, 2024, 100% of our outstanding Notes have fixed interest rates. We have a $1.8 billion Revolving Credit Facility with a variable interest rate that had no outstanding borrowing balance as of December 31, 2024. We are subject to interest rate fluctuation exposure related to the Revolving Credit Facility for the amounts drawn.

Credit and Counterparty Risk

We are exposed to credit risk related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our financial instruments, primarily derivative and available for sale debt securities. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, Vertex, GSK, Roche, Johnson & Johnson, Biogen, AbbVie, Astellas, Pfizer, Novartis and Gilead. As of December 31, 2024 and 2023, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 34% and 32% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties. Refer to “Understanding Our Results of Operations” within this MD&A for a discussion of the royalty payors accounting for 10% or more of our total income and other revenues for 2024 and 2023.

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

Item 8.         Financial Statements and Supplementary Data

ROYALTY PHARMA PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Royalty Pharma plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royalty Pharma plc (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2025 expressed an unqualified opinion thereon.

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
As disclosed in Note 6 to the consolidated financial statements, the Company’s total financial royalty assets, net, were carried at $15,910,928 thousand as of December 31, 2024. For the year ended December 31, 2024, the Company recognized income from financial royalty assets of $2,149,422 thousand. As explained in Note 2 to the consolidated financial statements, the Company’s financial royalty assets are measured at amortized cost using the prospective effective interest rate method.

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
February 12, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Royalty Pharma plc

Opinion on Internal Control Over Financial Reporting

We have audited Royalty Pharma plc’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royalty Pharma plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 12, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 12, 2025

ROYALTY PHARMA PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$929,026	$477,010
Financial royalty assets	783,770	738,438
Available for sale debt securities	58,200	18,300
Other royalty income receivable	26,956	22,405
Other current assets	4,187	18,040
Total current assets	1,802,139	1,274,193

Financial royalty assets, net	15,127,158	14,088,655
Equity securities	186,960	199,487
Available for sale debt securities	693,500	437,100
Equity method investments	379,424	375,894
Other assets	33,534	6,522
Total assets	$18,222,715	$16,381,851

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to legacy non-controlling interests	$75,811	$83,155
Accounts payable and accrued expenses	13,370	15,165
Interest payable	98,062	51,682
Current portion of long-term debt	997,773	—
Other current liabilities	68,600	11,375
Total current liabilities	1,253,616	161,377

Long-term debt	6,614,653	6,135,285
Other liabilities	12,080	900
Total liabilities	7,880,349	6,297,562
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2024–445,985 and 2023–446,692	45	45
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2024–143,128 and 2023–150,743	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2024–50 and 2023–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2024–392,255 and 2023–384,640	—	—
Additional paid-in capital	4,103,482	4,011,435
Retained earnings	2,845,653	2,517,583
Non-controlling interests	3,395,785	3,557,792
Treasury interests	(2,662)	(2,629)
Total shareholders’ equity	10,342,366	10,084,289

Total liabilities and shareholders’ equity	$18,222,715	$16,381,851

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Income and other revenues
Income from financial royalty assets	$2,149,422	$2,197,754	$2,125,096
Other royalty income and revenues	114,154	156,800	112,119
Total income and other revenues	2,263,576	2,354,554	2,237,215

Operating expense
Provision for changes in expected cash flows from financial royalty assets	732,461	560,656	904,244
Research and development funding expense	2,000	52,000	177,106
Amortization of intangible assets	—	—	5,670
General and administrative expenses	236,671	249,748	227,303
Financial royalty asset impairment	—	—	615,827
Total operating expense, net	971,132	862,404	1,930,150

Operating income	1,292,444	1,492,150	307,065

Other (income)/expense
Equity in (earnings)/losses of equity method investees	(29,611)	(28,882)	8,973
Interest expense	225,512	187,187	187,961
Losses/(gains) on derivative financial instruments	6,000	2,290	(96,610)
(Gains)/losses on equity securities	(39,549)	(87,139)	33,442
(Gains)/losses on available for sale debt securities	(154,906)	(230,840)	6,815
Interest income	(47,343)	(72,291)	(78,335)
Other non-operating expenses, net	1,528	21,737	14,755
Total other (income)/expense, net	(38,369)	(207,938)	77,001
Consolidated net income before tax	1,330,813	1,700,088	230,064
Income tax expense	—	—	—
Consolidated net income	1,330,813	1,700,088	230,064

Net income attributable to non-controlling interests	471,830	565,254	187,232

Net income attributable to Royalty Pharma plc	$858,983	$1,134,834	$42,832

Earnings per Class A ordinary share:
Basic	$1.92	$2.54	$0.10
Diluted	$1.91	$2.53	$0.10
Weighted average Class A ordinary shares outstanding:
Basic	448,185	447,601	437,963
Diluted	594,108	602,900	437,972

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Consolidated net income	$1,330,813	$1,700,088	$230,064
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	24,000
Reclassification of unrealized gains on available for sale debt securities	—	—	(53,432)
Other comprehensive loss:	$—	$—	$(29,432)
Comprehensive income	$1,330,813	$1,700,088	$200,632
Comprehensive income attributable to non-controlling interests	471,830	565,254	175,418
Comprehensive income attributable to Royalty Pharma plc	$858,983	$1,134,834	$25,214

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	432,963	$43	174,213	$—	50	$63	361,170	$—	$3,507,533	$2,255,179	$16,491	$4,471,951	$(2,715)	$10,248,545
Contributions	—	—	—	—	—	—	—	—	—	—	—	11,596	—	11,596
Distributions	—	—	—	—	—	—	—	—	—	—	—	(604,248)	—	(604,248)
Dividends ($0.76 per class A ordinary share)	—	—	—	—	—	—	—	—	—	(333,322)	—	—	—	(333,322)
Other exchanges	10,155	1	(10,155)	—	—	—	10,155	—	156,457	—	1,127	(157,494)	(91)	—
Share-based compensation and related issuances of Class A ordinary shares	48	—	—	—	—	—	—	—	2,170	—	—	—	—	2,170
Net income	—	—	—	—	—	—	—	—	—	42,832	—	187,232	—	230,064
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	14,262	9,738	—	24,000
Reclassification of unrealized gains on available for sale debt securities	—	—	—	—	—	—	—	—	—	—	(31,880)	(21,552)	—	(53,432)
Balance at December 31, 2022	443,166	$44	164,058	$—	50	$63	371,325	$—	$3,666,160	$1,964,689	$—	$3,897,223	$(2,806)	$9,525,373
Contributions	—	—	—	—	—	—	—	—	—	—	—	11,855	—	11,855
Distributions	—	—	—	—	—	—	—	—	—	—	—	(487,721)	—	(487,721)
Dividends ($0.80 per class A ordinary share)	—	—	—	—	—	—	—	—	—	(358,327)	—	—	—	(358,327)
Other exchanges	13,315	2	(13,315)	—	—	—	13,315	—	428,629	—	—	(428,808)	177	—
Share-based compensation and related issuances of Class A ordinary shares	57	—	—	—	—	—	—	—	2,357	—	—	—	—	2,357
Repurchases of Class A ordinary shares	(9,846)	(1)	—	—	—	—	—	—	(85,711)	(219,047)	—	—	—	(304,759)
Net income	—	—	—	—	—	—	—	—	—	1,134,834	—	565,254	—	1,700,088
Purchase of non-controlling interest in RPCT	—	—	—	—	—	—	—	—	—	(4,566)	—	(11)	—	(4,577)
Balance at December 31, 2023	446,692	$45	150,743	$—	50	$63	384,640	$—	$4,011,435	$2,517,583	$—	$3,557,792	$(2,629)	$10,084,289
Contributions	—	—	—	—	—	—	—	—	—	—	—	9,038	—	9,038
Distributions	—	—	—	—	—	—	—	—	—	—	—	(476,632)	—	(476,632)
Dividends ($0.84 per class A ordinary share)	—	—	—	—	—	—	—	—	—	(376,465)	—	—	—	(376,465)
Other exchanges	7,615	1	(7,615)	—	—	—	7,615	—	166,275	—	—	(166,243)	(33)	—
Share-based compensation and related issuances of Class A ordinary shares	81	—	—	—	—	—	—	—	2,344	—	—	—	—	2,344
Repurchases of Class A ordinary shares	(8,403)	(1)	—	—	—	—	—	—	(76,572)	(153,340)	—	—	—	(229,913)
Net income	—	—	—	—	—	—	—	—	—	858,983	—	471,830	—	1,330,813
Purchase of non-controlling interest in RPCT	—	—	—	—	—	—	—	—	—	(1,108)	—	—	—	(1,108)
Balance at December 31, 2024	445,985	$45	143,128	$—	50	$63	392,255	$—	$4,103,482	$2,845,653	$—	$3,395,785	$(2,662)	$10,342,366

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Cash collections from financial royalty assets	$2,983,410	$3,201,410	$2,507,236
Cash collections from intangible royalty assets	14,647	1,302	72,943
Other royalty cash collections	108,846	158,843	69,891
Distributions from equity method investees	13,396	18,823	39,142
Interest received	46,482	71,604	24,982
Development-stage funding payments - ongoing	(2,000)	(2,000)	(2,106)
Development-stage funding payments - upfront and milestone	—	(50,000)	(175,000)
Payments for operating and professional costs	(236,225)	(243,012)	(222,969)
Interest paid	(159,570)	(169,168)	(170,139)
Net cash provided by operating activities	2,768,986	2,987,802	2,143,980

Cash flows from investing activities:
Distributions from equity method investees	23,641	43,882	—
Investments in equity method investees	(10,955)	(12,542)	(9,896)
Purchases of equity securities	(62,500)	—	(87,785)
Proceeds from equity securities	98,575	—	211,158
Purchases of available for sale debt securities	(150,000)	—	(479,559)
Proceeds from available for sale debt securities	19,786	1,440	542,044
Purchases of marketable securities	—	—	(234,869)
Proceeds from sales and maturities of marketable securities	—	24,391	792,341
Acquisitions of financial royalty assets	(2,505,701)	(2,115,522)	(1,741,640)
Acquisitions of other financial assets	(18,000)	—	(21,215)
Milestone payments	(75,000)	(12,400)	—
Other	2,039	(2,038)	—
Net cash used in investing activities	(2,678,115)	(2,072,789)	(1,029,421)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(362,280)	(376,987)	(441,963)
Distributions to legacy non-controlling interests - other	—	—	(31,301)
Distributions to continuing non-controlling interests	(125,159)	(119,534)	(144,115)
Dividends to shareholders	(376,465)	(358,327)	(333,322)
Repurchases of Class A ordinary shares	(229,651)	(304,759)	—
Contributions from legacy non-controlling interests - R&D	747	543	1,059
Contributions from non-controlling interests - other	4,360	6,933	6,133
Cash acquired in connection with purchase of non-controlling interest	—	4,973	—
Proceeds from revolving credit facility	—	350,000	—
Repayment of revolving credit facility	—	(350,000)	—
Repayment of long-term debt	—	(1,000,000)	—
Proceeds from issuance of long-term debt, net of discount	1,471,235	—	—
Debt issuance costs and other	(12,616)	(1,596)	(1,347)
Other	(9,026)	—	—
Net cash provided by/(used in) in financing activities	361,145	(2,148,754)	(944,856)

Net change in cash and cash equivalents	452,016	(1,233,741)	169,703
Cash and cash equivalents, beginning of period	477,010	1,710,751	1,541,048
Cash and cash equivalents, end of period	$929,026	$477,010	$1,710,751

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

RP Management, LLC (the “Manager”), a Delaware limited liability company, is responsible for our management, including our day-to-day operations, pursuant to advisory and management agreements (collectively, the “Management Agreement”). In January 2025, we agreed to acquire the Manager for approximately $1.1 billion in total consideration (the “Internalization”). Refer to Note 16–Subsequent Events for additional discussion.

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

In December 2023, RPI 2019 ICAV acquired the remaining interest in RPCT owned by Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”), at which time RPSFT ceased to hold a non-controlling interest in RPCT. Prior to December 2023, the remaining 34% of RPCT was owned by the Legacy Investors Partnerships and RPSFT, which was wholly owned by Royalty Pharma Select, an Irish unit trust.

Following the above transaction in December 2023, we report three non-controlling interests: (1) the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI and RPI ICAV, which existed prior to our IPO, and, following the consummation of our IPO, (2) the Continuing Investors Partnerships’ indirect ownership in RP Holdings through their indirect ownership of RP Holdings Class B Interests (the “continuing non-controlling interests”) and (3) RPI EPA Vehicle, LLC’s (“EPA Vehicle”) ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). Income will not be allocated to EPA Vehicle until certain performance conditions are met.

All intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available for sale debt securities, financial royalty assets, derivatives and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents balances as of December 31, 2024 and 2023 were held with Bank of America, State Street, TD Bank, Citibank, U.S. Bank, DNB Bank and Scotiabank. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, GSK, Roche, Johnson & Johnson, Biogen, AbbVie, Astellas, Novartis, Pfizer and Gilead. As of December 31, 2024 and 2023, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 34% and 32% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant credit losses with respect to the collection of income or revenue on our royalty assets.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted and Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board issued a new accounting standard that amends the guidance for required disclosures related to a public entity’s reportable segments (ASU 2023-07). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. This update became effective for us in 2024 and our expanded disclosures are included below under “Segment Information.”

Segment Information

Our CODM is our Chief Executive Officer, who reviews financial information presented on a consolidated basis to allocate resources, evaluate financial performance and make overall operating decisions. As such, we concluded that we operate as one single reportable segment, which is primarily focused on acquiring biopharmaceutical royalties. The measure of segment profit or loss that is most consistent with our consolidated financial statements is consolidated net income. The accounting policies of our single reportable segment are the same as those for the consolidated financial statements. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statements of operations. Likewise, the measure of segment assets is reported on the consolidated balance sheets as total assets.

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

Financial Royalty Assets, Net

Although a financial royalty asset does not have the contractual terms typical of a loan (such as contractual principal and interest), we account for financial royalty assets under Accounting Standards Codification (“ASC”) Topic 310 Receivables. In limited instances, our royalty assets may be classified as contract assets and recorded as part of financial royalty assets because they are accounted for in the same manner. Our financial royalty assets are classified similar to loans receivable and are measured at amortized cost using the prospective effective interest method described in ASC 835-30 Imputation of Interest.

The effective interest rate is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the initial invested amount. The effective interest rate is recalculated each reporting period as differences between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. Income is calculated by multiplying the carrying value of the financial royalty asset by the periodic effective interest rate. The carrying value of a financial royalty asset is made up of the opening balance, or net purchase price for a new financial royalty asset, which is increased by accrued interest income and decreased by cash receipts in the period to arrive at the ending balance. If the ending balance is greater than the net present value of the expected future cash flows, a provision is recorded to reduce the asset balance to the net present value. The provision is recorded through the statements of operations as Provision for changes in expected cash flows from financial royalty assets and the carrying value of Financial royalty assets, net is presented net of the cumulative allowance for changes in expected cash flows.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

•Commercial performance. The approval of a product for use in new indications can extend the date through which we are entitled to royalties or milestones on that product. For certain financial royalty assets, such as the cystic fibrosis franchise, we are entitled to royalties on approved combination products and on future combination products, which create new cash flow streams that were previously not reflected. We generally do not recognize income from, or forecast sales for, unapproved products unless they are incorporated into analyst consensus forecasts in such a way that we cannot isolate the probability of regulatory success that is built into the analyst’s estimates. If a product is removed from all or a portion of a market, subsequent sell-side equity research analysts’ consensus sales forecasts will reflect the expected drop in sales. Both the new cash flow streams and the cessation of cash flow streams related to a product’s performance in the market over the royalty term can materially affect our forecast of expected future cash flows, which directly impacts the measurement of interest income.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As part of the preparation of the forecasted expected future cash flows, which relies on the sources and variables discussed above, management is required to make assumptions around the following forecast inputs: (1) estimates of the duration of the royalty, which includes consideration of the strength of patent protection and anticipated timing for entry of generics, (2) product growth rates and sales trends in outer years, generally projected through statistical curves, (3) the product and pricing mix for franchised products, (4) the geographical allocation of annual sales data from sell-side equity research analysts’ models, and (5) the portion of sales that are subject to royalties, which is referred to as royalty bearing sales. The most sensitive of these assumptions relates to management’s estimate of the royalty duration in the final years of an asset’s life. In some cases, patent protection may extend to a later period than the expiration date management has estimated. Management may apply a shorter royalty term in this situation if, based on its experience and expertise, management believes that it is more likely that the associated patents are subject to opposition or infringement, that the market for a particular product may shift based on pipeline approvals and products, or that product sales may be harmed by competition from generics. For products providing perpetual royalties, management applies judgment in establishing the duration over which it forecasts expected future cash flows.

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

Amounts related to outgoing contingent milestone payments are not considered contractual obligations as they are contingent on the successful completion of the defined milestones. Payments under these agreements generally become due and payable upon achievement of certain commercial milestones, or when the contingency is resolved.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Movements in the cumulative allowance for changes in expected cash flows, which forms part of the Financial royalty assets, net line item on the consolidated balance sheets, are accompanied by corresponding provision income or expense. Amounts not expected to be collected are written off against the allowance at the time that such a determination is made. In some cases, when a financial royalty asset’s contractual cash flows expire, the final royalty payment may differ from the remaining net carrying value. We account for this non-cash true-up at the end of the royalty term as either Provision for changes in expected cash flows from financial royalty assets or as Income from financial royalty assets on the consolidated statements of operations.

Allowance for Current Expected Credit Losses

We recognize an allowance for current expected credit losses under ASC 326 – Financial Instruments – Credit Losses on our portfolio of financial royalty assets with limited protective rights. The credit loss allowance is estimated using the probability of default and loss given default method. The credit rating, which is assessed primarily based on publicly available data and updated quarterly, is the primary credit quality indicator used to determine the probability of default of the marketers responsible for paying our royalties and the resulting loss given default. The allowance for current expected credit losses is presented net within the non-current portion of financial royalty assets on the consolidated balance sheets. Any subsequent provision for credit losses is recorded as part of the Provision for changes in expected cash flows from financial royalty assets on the consolidated statements of operations.

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

Other Royalty Income and Revenues

Other royalty income and revenues includes income from financial royalty assets that have been fully amortized and income from synthetic royalties and milestones arising out of research and development (“R&D”) funding arrangements. Other royalty income and revenues also includes revenues from intangible royalty assets and income from royalties that are recorded at fair value.

Financial Instruments and Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, equity securities, derivatives, available for sale debt securities, royalty interests and long-term debt. Cash and cash equivalents, equity securities, derivatives, available for sale debt securities and certain royalty interests are reported at their respective fair values on our consolidated balance sheets. Outstanding borrowings under our senior unsecured notes and non-current financial royalty assets are reported at amortized cost on our consolidated balance sheets, for which fair values are disclosed. The remaining financial instruments are reported on our consolidated balance sheets at amounts that approximate fair value.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•Level 2: Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
•Level 3: Prices or valuation that require inputs that are both significant to the fair value measurement and unobservable.

Cash and Cash Equivalents

Cash and cash equivalents include cash held at financial institutions and all highly liquid financial instruments with original maturities of 90 days or less.

Equity Securities and Available for Sale Debt Securities

Our equity securities primarily consist of investments in publicly traded equity securities. The equity securities are measured and recorded at fair value with unrealized gains and losses recorded in earnings. For equity securities without a readily determinable fair value, recorded within Other assets on the consolidated balance sheets, we use the fair value measurement alternative and measure the securities at cost less impairment, if any.

Investments classified as available for sale debt securities are recorded at fair value. We elect to apply the fair value option for available for sale debt securities when the fair value option better aligns with the economics of the investment. Upon such election, the entire investment is measured at fair value on a recurring basis, with movements in fair value recognized in earnings. For available for sale debt securities for which we did not elect the fair value option, the unrealized change in fair value is recorded within in Accumulated other comprehensive income and is reclassified to earnings as interest income is recognized when we can reliably estimate forecasted cash flows. A decline in the market value of any available for sale debt security below its cost that is deemed to have resulted from a credit loss results in a reduction in carrying amount to fair value and is recognized in earnings.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Funding Expense

We enter into transactions where we agree to fund a portion of the R&D performed by our partners for products undergoing late-stage clinical trials in exchange for future royalties or milestones if the products are successfully developed and commercialized. In accordance with ASC 730 – Research and Development, we account for the funded amounts as R&D expense when we have the ability to obtain the results of the R&D, the transfer of financial risk is genuine and substantive and, at the time of entering into the transaction, it is not yet probable that the product will receive regulatory approval. If these conditions are not met, we may record the funded amounts as a financial royalty asset. We may fund R&D upfront or over time as the underlying products undergo clinical trials.

Royalties earned on successfully commercialized products generated from R&D arrangements are recognized as Other royalty income and revenues in the same period in which the sale of the product occurs. Fixed or milestone payments receivable based on the achievement of contractual criteria for products arising out of our R&D arrangements are also recognized as Other royalty income and revenues in the period that the milestone threshold is met. Milestone thresholds are typically not triggered until after all funding obligations have been completed.

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

We have funding arrangements in place where our counterparties have drawn on capital or are allowed to draw on capital over a prescribed period of time. Income from these funding arrangements is subject to U.S. taxation and we record a provision for U.S. income taxes within General and administrative expenses in accordance with ASC 740 – Income Taxes, with respect to this income. We expect the associated income tax provision expense to become more significant in the future as we enter into more funding arrangements. Additionally, we entered into an arrangement with MSCI Inc. (“MSCI”) during 2021 as discussed in Note 15–Related Party Transactions that will be subject to U.S. taxation when we begin to recognize revenue. At that time, we will record a provision for U.S. income taxes in accordance with ASC 740 – Income Taxes, with respect to revenue from the MSCI transaction.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Our outstanding Class B ordinary shares are, however, considered potentially dilutive shares of Class A ordinary shares because Class B ordinary shares, together with the related RP Holdings Class B Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. Potentially dilutive securities also include Class B ordinary shares contingently issuable to EPA Vehicle related to Equity Performance Awards and RSUs issued under our 2020 Independent Director Equity Incentive Plan.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Out of the seven tranches of the Cytokinetics Commercial Launch Funding, tranches one and six have been funded. Tranches two and three are no longer available because the related regulatory milestones were not met. Tranches four, five and seven are available for draw upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”) and have a one-year draw period from the date when such contingency is met. The contingencies for the fourth and fifth tranches were met in April and December 2024, respectively. Up to $75 million is available to be drawn under tranche 4 until April 2025, and up to $100 million is available to be drawn under tranche 5 until December 2025. A minimum of $50 million is required to be drawn under either tranche 4 or tranche 5. The condition for $175 million to become available to be drawn under tranche 7 has not yet been satisfied. For tranches one, four, five, six and seven, we expect to receive a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter of the funding date of each tranche. In the fourth quarter of 2023, we began receiving quarterly repayments on tranche one.

We elected the fair value option to account for the Cytokinetics Development Funding and the Cytokinetics Commercial Launch Funding (collectively the “Cytokinetics Funding Arrangements”) as it most accurately reflects the nature of the funding arrangements. The funded Cytokinetics Funding Arrangements are recorded within Available for sale debt securities on the consolidated balance sheets. The Cytokinetics Funding Commitments, which include options and forwards, are recognized at fair value within Other liabilities on the consolidated balance sheets. The changes in the fair value of the funded Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments are recorded within (Gains)/losses on available for sale debt securities in the consolidated statements of operations.

Further, as part of the expanded funding collaboration in May 2024, we purchased Cytokinetics common stock and provided funding for clinical trials of CK-586 in exchange for a royalty, which is further described in Note 4–Derivative Instruments. Lastly, the funding collaboration also included the restructuring of our royalty on aficamten.

The table below summarizes the components of our funding collaboration with Cytokinetics, including the expanded funding collaboration in May 2024 and related funding status as of December 31, 2024 (in thousands):

	Funded	Required Future Draw	Potential Future Draw	Total
Cytokinetics Commercial Launch Funding(1)	$100,000	$50,000	$250,000	$400,000
Cytokinetics Development Funding	100,000	—	—	100,000
Cytokinetics R&D Funding Derivative(2)	50,000	—	150,000	200,000
Cytokinetics Common Stock	50,000	—	—	50,000
Total	$300,000	$50,000	$400,000	$750,000
(1)Potential future draw of $250 million assumes no more than $25 million will be drawn under tranche 4.
(2)Related to our funding for the clinical trials of CK-586. We have the option to fund up to an additional $150 million. See Note 4–Derivative Instruments for additional discussion.

MorphoSys Development Funding Bonds

In September 2022, we provided MorphoSys funding of $300 million (“MorphoSys Development Funding Bonds”). Our return on the MorphoSys Development Funding Bonds is 2.2 times the amount funded. We began receiving quarterly repayment in the fourth quarter of 2024. In 2024, MorphoSys was acquired by Novartis. In January 2025, the MorphoSys Development Funding Bonds were sold for approximately $511 million.

We elected the fair value option to account for the MorphoSys Development Funding Bonds as it most accurately reflects the nature of the instrument. The MorphoSys Development Funding Bonds are recorded within Available for sale debt securities on the consolidated balance sheets. The changes in the fair value of the MorphoSys Development Funding Bonds are recorded within (Gains)/losses on available for sale debt securities in the consolidated statements of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes our available for sale debt securities recorded at fair value (in thousands):

	Cost	Unrealized Gains	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of December 31, 2024
Debt securities(1)	$516,329	$235,371	$751,700	$58,200	$693,500	$—	$751,700
Funding commitments(2)	(12,300)	220	(12,080)	—	—	(12,080)	(12,080)
Total	$504,029	$235,591	$739,620	$58,200	$693,500	$(12,080)	$739,620

As of December 31, 2023
Debt securities(1)	$359,667	$95,733	$455,400	$18,300	$437,100	$—	$455,400
Funding commitments(2)	(7,300)	6,400	(900)	—	—	(900)	(900)
Total	$352,367	$102,133	$454,500	$18,300	$437,100	$(900)	$454,500
(1)The cost related to tranches one and six of the Cytokinetics Commercial Launch Funding and the cost for the Cytokinetics Development Funding reflect the fair values on their respective funding dates. The cost of the Development Funding Bonds represents the amount funded. The costs are amortized as quarterly repayments are received.
(2)Related to Cytokinetics Funding Commitments for which certain tranches remain available as of the respective balance sheet dates. The costs associated with the Cytokinetics Funding Commitments represent the fair values on their respective transaction dates.

4. Derivative Instruments

We have historically managed the impact of interest rate risk through various financial instruments, including derivative instruments such as treasury rate lock contracts. Our policy is to use derivatives strategically to hedge existing and future interest rate exposure and to minimize volatility in cash flow arising from our exposure to interest rate risk. We may also acquire other financial instruments that are classified as derivatives. We do not enter into derivative instruments for trading or speculative purposes. In 2024, 2023 and 2022, we did not hold any derivatives that were designated as hedging instruments.

Cytokinetics R&D Funding Derivative

In May 2024, we funded $50 million upfront in exchange for a royalty on CK-586. We have an option to fund up to an additional $150 million for which we would be eligible to receive milestone payments of up to $150 million upon regulatory approvals and an incremental royalty on CK-586. Upon a change of control event, we have the option to cause Cytokinetics to pay us 1.5 times the initial and additional funding amounts in a lump sum to terminate our rights to receive royalties and milestone payments. Our funding arrangement on CK-586 is accounted for as a derivative instrument and is recorded at fair value (“Cytokinetics R&D Funding Derivative”). As of December 31, 2024, the fair value of the Cytokinetics R&D Funding Derivative of $12.0 million was recorded within Other assets on the consolidated balance sheet.

Milestone Acceleration Option

In August 2020, we entered into an expanded funding agreement with Biohaven to fund the development of zavegepant and the commercialization of Nurtec ODT in exchange for royalties and success-based milestones payable over time. Following Pfizer Inc.’s (“Pfizer”) acquisition of Biohaven on October 3, 2022, which was a change of control event, we elected to accelerate the payment of the zavegepant milestone payments into a lump sum amount (“Milestone Acceleration Option”). In March 2023, the FDA approved Zavzpret, the intranasal formulation of zavegepant, and we received a $475 million milestone payment which resulted in partial settlement of the derivative instruments. The Milestone Acceleration Option had no remaining fair value as of December 31, 2023.

The table below summarizes the changes in fair value by derivative instrument which were recorded within Losses/(Gains) on derivative financial instruments in the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cytokinetics R&D Funding Derivative	$6,000	$—	$—
Milestone Acceleration Option	—	2,290	(96,610)

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2024				As of December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$568,317	$—	$—	$568,317	$157,420	$—	$—	$157,420
Available for sale debt securities(2)	—	—	58,200	58,200	—	—	18,300	18,300
Total current assets	$568,317	$—	$58,200	$626,517	$157,420	$—	$18,300	$175,720

Equity securities(3)	184,719	—	2,241	186,960	199,190	—	297	199,487
Available for sale debt securities(2)	—	—	693,500	693,500	—	—	437,100	437,100
Derivative instrument(4)	—	—	12,000	12,000	—	—	—	—
Royalty at fair value(3)	—	—	5,323	5,323	—	—	1,778	1,778
Total non-current assets	$184,719	$—	$713,064	$897,783	$199,190	$—	$439,175	$638,365

Liabilities:
Funding commitments(5)	—	—	(12,080)	(12,080)	—	—	(900)	(900)
Total non-current liabilities	$—	$—	$(12,080)	$(12,080)	$—	$—	$(900)	$(900)
(1)Recorded within Cash and cash equivalents on the consolidated balance sheets.
(2)Related to tranche one of the Cytokinetics Commercial Launch Funding and the MorphoSys Development Funding Bonds. As of December 31, 2024, amount also included tranche six of the Cytokinetics Commercial Launch Funding, and the Cytokinetics Development Funding.
(3)The amounts reflected within Level 3 are related to equity securities and a revenue participation right acquired from ApiJect Holdings, Inc. (“ApiJect”), a private company. We estimated the fair values related to both instruments using a discounted cash flow with Level 3 inputs, including forecasted cash flows and the weighted average cost of capital. The revenue participation right was recorded within Other assets on the consolidated balance sheets. See Note 8–Non-Consolidated Affiliates for additional discussion.
(4)Related to the Cytokinetics R&D Funding Derivative recorded within Other assets on the consolidated balance sheet.
(5)Related to the Cytokinetics Funding Commitments recorded within Other liabilities on the consolidated balance sheets.

For 2024, 2023 and 2022, we recognized losses of $8.6 million, gains of $55.6 million and losses of $7.3 million, respectively, on equity securities still held as of December 31, 2024.

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	Year Ended December 31, 2024
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value
Balance at the beginning of the period	$297	$455,400	$(900)	$—	$1,778
Purchases	46,500	150,000	—	18,000	—
Gains/(losses) on initial recognition(1)	—	5,000	(5,000)	—	—
Gains on equity securities	1,562	—	—	—	—
Losses on derivative financial instruments	—	—	—	(6,000)	—
Gains/(losses) on available for sale debt securities	—	161,086	(6,180)	—	—
Other non-operating income	—	—	—	—	3,545
Transfer out of Level 3(2)	(46,118)	—	—	—	—
Redemptions(3)	—	(19,786)	—	—	—
Balance at the end of the period	$2,241	$751,700	$(12,080)	$12,000	$5,323
(1)Represents purchase price allocation to arrive at the appropriate fair value on initial recognition.
(2)Related to the expiration of the transfer restriction on Cytokinetics common stock.
(3)Amount relates to quarterly repayments on tranche one of the Cytokinetics Commercial Launch Funding and the MorphoSys Development Funding Bonds.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instruments	Royalty at Fair Value
Balance at the beginning of the period	$8,472	$227,600	$(2,500)	$96,610	$14,500
Losses on equity securities	(8,175)	—	—	—	—
Losses on derivative financial instruments	—	—	—	(2,290)	—
Gains on available for sale debt securities	—	229,240	1,600	—	—
Other non-operating expense	—	—	—	—	(12,722)
Settlements	—	—	—	(94,320)	—
Redemptions(1)	—	(1,440)	—	—	—
Balance at the end of the period	$297	$455,400	$(900)	$—	$1,778
(1)Amount relates to the quarterly repayment on tranche one of the Cytokinetics Commercial Launch Funding.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 3 measurement as of December 31, 2024 and 2023 in the fair value hierarchy. As of December 31, 2024 and 2023, we did not have any financial instruments recorded at fair value using Level 2 inputs.

Cytokinetics R&D Funding Derivative

We estimated the fair value of the Cytokinetics R&D Funding Derivative as of December 31, 2024 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including the probabilities of us exercising the additional funding option, regulatory approvals and the occurrence of a change of control event during the duration of the arrangement. We also assumed a risk-adjusted discount rate of 11.1% as of December 31, 2024. Our estimate of expectation of timing and probabilities of us exercising the additional funding option, regulatory approvals and a change of control event, the risk-adjusted discount rate and the interest rate volatility could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments

We estimated the fair values of the funded Cytokinetics Funding Arrangements as of December 31, 2024 and 2023 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Funding Arrangements require significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of December 31, 2024 and 2023 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of December 31, 2024 and 2023 this methodology incorporates Level 3 inputs, including the probability of a change of control event occurring during the investment term, an assumed interest rate volatility of 40.0% and 37.5%, respectively, and an assumed risk-adjusted discount rate of 11.1% and 10.9%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MorphoSys Development Funding Bonds

We estimated the fair value of the MorphoSys Development Funding Bonds as of December 31, 2024 and 2023 based on a discounted cash flow calculation using estimated risk-adjusted discount rates, which are Level 3 inputs. Our estimate of the risk adjusted discount rates could reasonably be different than the discount rates selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the consolidated balance sheets at amortized cost using the effective interest method. Financial royalty assets do not include our entire portfolio of investments and specifically exclude the following:

1.development-stage product candidates where the funding was (i) expensed as upfront R&D upon acquisition (e.g., Trodelvy and Nurtec ODT), (ii) expensed as ongoing R&D (e.g., historically, Soliqua from our co-funding agreement with Sanofi) or (iii) treated as a derivative instrument (e.g., CK-586); and
2.contractual funding arrangements ( e.g., the MorphoSys Development Funding Bonds and the Cytokinetics Funding Arrangements), which are accounted for as available for sale debt securities.

The fair value of financial royalty assets is classified as Level 3 within the fair value hierarchy since it is determined based on inputs that are both significant and unobservable.

Fair value of financial royalty assets as of December 31, 2024

In 2024, we refined our methodology to value our financial royalty assets given the growing complexity of the portfolio. The valuation approach applied in 2024 used a Monte Carlo simulation under the option pricing framework to calculate the fair value of financial royalty assets as of December 31, 2024. The Monte Carlo model allows us to simulate a range of different outcomes based on various inputs, primarily the underlying projected product sales of each royalty bearing product, to project the cash flows, including royalty receipts and milestone payments, based on each of the simulated sales scenarios. The Monte Carlo methodology also takes volatility at the sales level into consideration.

As of December 31, 2024, the estimated fair values of the current and non-current portions of financial royalty assets were $0.8 billion and $21.4 billion, respectively. As of December 31, 2024, approximately 9% of the current portion and 8% of the non-current portion of the financial royalty assets was attributable to the legacy non-controlling interests.

Fair value of financial royalty assets as of December 31, 2023

As of December 31, 2023, we calculated the fair value of financial royalty assets using forecasted royalty receipts based on the projected product sales for all royalty bearing products which are estimated using sell-side equity research analysts’ consensus sales forecasts. These projected future royalty receipts by asset, along with any projected incoming or outgoing milestone payments, are then discounted to a present value using appropriate individual discount rates.

As of December 31, 2023, the estimated fair values of the current and non-current portions of financial royalty assets were $0.7 billion and $19.1 billion, respectively. As of December 31, 2023, approximately 10% of the current portion and 9% of the non-current portion of the financial royalty assets was attributable to the legacy non-controlling interests.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets are as follows (in thousands):

		As of December 31, 2024
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 7)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$5,126,521	$(259,353)	$4,867,168
Evrysdi	2035-2036	2,085,851	(378,565)	1,707,286
Trelegy	2029-2030	1,121,980	(66,647)	1,055,333
Tysabri	(3)	1,319,298	(276,134)	1,043,164
Voranigo	2038	946,588	—	946,588
Tremfya	2031-2032	935,069	(77,895)	857,174
Other	2025-2042	8,164,902	(2,492,565)	5,672,337
Total		$19,700,209	$(3,551,159)	$16,149,050
Less: Cumulative allowance for credit losses (Note 7)				(238,122)
Total current and non-current financial royalty assets, net				$15,910,928
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
(2)Royalty is perpetual. We estimate royalty duration of 2039-2041 due to expected Alyftrek patent expiration and potential generic entry thereafter leading to sales decline.
(3)Royalty is perpetual. We have applied an end date of 2035 for purposes of accreting income over the royalty term, which is periodically reviewed based on our estimates of impact from biosimilars.
(4)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 7–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

As of December 31, 2024, the balance of $15.9 billion above for total current and non-current financial royalty assets, net included $1.2 billion in unapproved financial royalty assets held at cost related to frexalimab for $522.6 million and other assets, primarily olpasiran, pelacarsen and olanzapine (TEV-’749).

		As of December 31, 2023
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 7)	Net Carrying Value(4)
Cystic fibrosis franchise	2037(2)	$5,288,833	$(2,539)	$5,286,294
Evrysdi	2035-2036	1,793,088	—	1,793,088
Trelegy	2029-2030	1,208,807	—	1,208,807
Tysabri	(3)	1,511,957	(434,568)	1,077,389
Tremfya	2031-2032	927,488	(120,733)	806,755
Xtandi	2027-2028	911,045	(268,701)	642,344
Other	2024-2041	6,251,020	(2,100,897)	4,150,123
Total		$17,892,238	$(2,927,438)	$14,964,800
Less: Cumulative allowance for credit losses (Note 7)				(137,707)
Total current and non-current financial royalty assets, net				$14,827,093
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
(2)Royalty is perpetual. We estimate expected Trikafta patent expiration in 2037 and potential generic entry thereafter leading to sales decline.
(3)Royalty is perpetual. We have applied an end date of 2031 for purposes of accreting income over the royalty term, which is periodically reviewed based on our estimates of impact from biosimilars.
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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses (in thousands):

Activity for the Year
Balance at December 31, 2021(1)	$(1,694,945)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(1,394,679)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	296,637
Write-off of cumulative allowance	5,723
Write-off of credit loss allowance	1,584
Provision for credit losses, net(2)	193,798
Balance at December 31, 2022	$(2,591,882)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(1,006,933)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	468,562
Write-off of cumulative allowance	87,393
Provision for credit losses, net(2)	(22,285)
Balance at December 31, 2023	$(3,065,145)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(1,438,001)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	805,955
Write-off of cumulative allowance	8,325
Provision for credit losses, net(2)	(100,415)
Balance at December 31, 2024	$(3,789,281)
(1)Includes $310.8 million related to cumulative allowance for credit losses.
(2)In 2022, the provision income for credit losses was primarily related to a declines in the value of Tazverik and changes in the payors for certain products with stronger credit profiles, which were partially offset by the addition of Trelegy to our portfolio. In 2023, the provision expense for credit losses was primarily related to the additions of Adstiladrin and Skytrofa to our portfolio. In 2024, the provision expense for credit losses was primarily related to the addition of Niktimvo to our portfolio.

8. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ApiJect

In April 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment in ApiJect is recorded within Equity securities and the change in fair value is recorded within (Gains)/losses on equity securities. The fair value of the revenue participation right is recorded within Other assets and the change in fair value is recorded within Other non-operating expense, net. No amounts were due from or to ApiJect related to the revenue participation right as of December 31, 2024 and 2023.

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

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that report on a lag. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. Equity in earnings from the Legacy SLP Interest is recorded within Equity in (earnings)/losses of equity method investees. We recorded income allocations of $10.4 million, $4.3 million and $3.0 million in 2024, 2023 and 2022, respectively. We collected cash receipts from the Legacy SLP Interest of $22.7 million, $14.3 million and $25.7 million during 2024, 2023 and 2022, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. Equity in earnings from the Avillion Entities is recorded within Equity in (earnings)/losses of equity method investees. We recorded income allocations of $19.2 million and $24.6 million and a loss allocation of $12.0 million in 2024, 2023 and 2022, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million, $13.6 million and $13.4 million in 2024, 2023 and 2022, respectively.

In May 2018, RPIFT entered into an agreement with Avillion II, which was subsequently amended, to fund a total of $155 million over multiple years for a portion of the costs of Phase 2 and 3 clinical trials to advance Airsupra, formerly known as PT027, which was approved by the FDA in January 2023. Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. In the first quarter of 2023, AstraZeneca notified Avillion II that it elected to pay a fee of $80 million to Avillion II to exercise an option to commercialize Airsupra in the United States and we received our pro rata portion of the exercise fee of $34.8 million from Avillion II. In 2024, we received distributions of $1.0 million from Avillion II related to the Airsupra royalty. In the fourth quarter of 2024, Airsupra met the primary endpoint in the Phase 3 clinical trial, triggering a milestone payment of $55 million from AstraZeneca to Avillion II. We received our pro rata portion of the milestone of approximately $27.4 million from Avillion II in January 2025.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of December 31, 2024 and 2023, we had unfunded commitments related to the Avillion Entities of $10.3 million and $16.3 million, respectively.

9. Research and Development Funding Expense

R&D funding expense consists of payments that we have made to counterparties to acquire royalties or milestones on product candidates. R&D funding expense includes development-stage funding payments made to counterparties on an upfront basis or upon pre-approval milestones, and development-stage funding payments that are made to counterparties over time as the related product candidates undergo clinical trials with our counterparties. We did not enter into any new ongoing R&D funding arrangements in 2024, 2023 or 2022.

We recognized R&D funding expense of $2.0 million, $52.0 million and $177.1 million in 2024, 2023 and 2022, respectively. The R&D expense in 2024 is related to ongoing development-stage funding payments. The R&D expense in 2023 is primarily related to a $50.0 million clinical milestone payment to Cytokinetics for aficamten. The R&D expenses in 2022 are primarily related to upfront and milestone development-stage funding payments of $100.0 million, $25.0 million and $50.0 million to acquire royalties on development-stage products from Cytokinetics, Theravance Biopharma, Inc., and MSD International Business GmbH, respectively.

10. Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of December 31, 2024	As of December 31, 2023
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	$1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	—
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	—
Unamortized debt discount and issuance costs			(187,574)	(164,715)
Total debt carrying value			7,612,426	6,135,285
Less: Current portion of long-term debt			(997,773)	—
Total long-term debt			$6,614,653	$6,135,285

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

We issued $1.3 billion and $6.0 billion of senior unsecured notes in 2021 (the “2021 Notes”) and 2020 (the “2020 Notes” and, collectively with the “2021 Notes” and “2024 Notes”, the “Notes”), respectively. The 2021 Notes and 2020 Notes were issued at a total discount of $176.4 million and we capitalized approximately $52.7 million in debt issuance costs primarily composed of underwriting fees. The 2021 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06%, respectively. The 2020 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.13% and 2.50%, respectively. In September 2023, we repaid $1.0 billion of the 2020 Notes upon maturity.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly-owned subsidiary. We are required to comply with certain covenants under our Notes and as of December 31, 2024, we were in compliance with all applicable covenants.

As of December 31, 2024 and 2023, the fair value of our outstanding Notes using Level 2 inputs was approximately $6.5 billion and $5.1 billion, respectively.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into to the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024, we entered into Amendment No. 4 to the Credit Agreement to make certain technical modifications. As of December 31, 2024 and 2023, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, portfolio cash flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of December 31, 2024, RP Holdings was in compliance with these covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Principal Payments on the Notes

The future principal payments for our borrowings as of December 31, 2024 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
2025	$1,000,000
2026	—
2027	1,000,000
2028	—
2029	500,000
Thereafter	5,300,000
Total(1)	$7,800,000
(1)Excludes unamortized debt discount and issuance costs of $187.6 million as of December 31, 2024, which are amortized through interest expense over the remaining life of the underlying debt obligations.

11. Shareholders’ Equity

Capital Structure

We have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of December 31, 2024, we have 445,985 thousand Class A ordinary shares and 143,128 thousand Class B ordinary shares outstanding.

An exchange agreement entered into by, among others, us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP and EPA Vehicle (as amended from time to time, the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests indirectly held by the Continuing Investors Partnerships for our Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B Interests are exchangeable on a one-for-one basis for our Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. Such deferred shares are non-voting and do not confer a right to participate in the profits of the Company or any right to receive dividends. As of December 31, 2024, we have 392,255 thousand deferred shares outstanding.

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

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. In 2024, we repurchased and retired 8.4 million shares at a cost of approximately $229.9 million. In 2023, we repurchased and retired 9.8 million shares at a cost of approximately $304.8 million. As of December 31, 2024, approximately $465.3 million remained available under the share repurchase program.

In connection with the Internalization as discussed in Note 16–Subsequent Events, our board of directors authorized a new share repurchase program in January 2025 under which we may repurchase up to $3.0 billion of our Class A ordinary shares. This new share repurchase program replaces the unused capacity under the previous share repurchase program that was authorized in March 2023. The repurchases may be made in the open market or in privately negotiated transactions. The authorization for the new share repurchase program expires June 23, 2027.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-Controlling Interests

The changes in the balances of our non-controlling interests are as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Vehicle	Total
December 31, 2021	$13,528	$1,809,269	$2,649,154	$—	$4,471,951
Contributions	—	6,343	5,253	—	11,596
Distributions	(24,687)	(435,446)	(144,115)	—	(604,248)
Other exchanges	—	—	(157,494)	—	(157,494)
Net Income	10,562	152,895	23,775	—	187,232
Other comprehensive income/(loss):
Unrealized gains on available for sale debt securities	—	4,218	5,520	—	9,738
Reclassification of unrealized gains on available for sale debt securities	—	(9,392)	(12,160)	—	(21,552)
December 31, 2022	$(597)	$1,527,887	$2,369,933	$—	$3,897,223
Contributions	—	7,981	3,874	—	11,855
Distributions	(4,437)	(363,635)	(119,649)	—	(487,721)
Other exchanges	—	—	(428,808)	—	(428,808)
Net income	5,045	167,483	392,726	—	565,254
Purchase of non-controlling interest in RPCT	(11)	—	—	—	(11)
December 31, 2023	$—	$1,339,716	$2,218,076	$—	$3,557,792
Contributions	—	5,161	3,877	—	9,038
Distributions	—	(351,474)	(125,158)	—	(476,632)
Other exchanges	—	—	(166,243)	—	(166,243)
Net income	—	194,937	276,893	—	471,830
December 31, 2024	$—	$1,188,340	$2,207,445	$—	$3,395,785

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

The Continuing Investors Partnerships indirectly owned approximately 24%, 25% and 27% of RP Holdings as of December 31, 2024, 2023 and 2022, respectively, with the remaining 76%, 75% and 73% of RP Holding as of December 31, 2024, 2023 and 2022, respectively, owned by Royalty Pharma plc.

RPSFT

We historically reported a non-controlling interest related to a de minimis interest in RPCT held by RPSFT. In December 2023, we acquired the remaining interest in RPCT held by RPSFT by effectively purchasing the net assets of RPSFT and its parent entities, which primarily consisted of cash and RPSFT’s right to receive a portion of royalties received by RPCT. The estimated purchase price, subject to post-closing adjustments, was approximately $11.4 million and unpaid as of December 31, 2023. In 2024, we paid the finalized purchase price of approximately $12.5 million. Following this December 2023 transaction, RPSFT no longer holds a non-controlling interest in RPCT.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RP Holdings Class C Special Interest Held by EPA Vehicle

EPA Vehicle is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period are grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, EPA Vehicle is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards will be allocated to EPA Vehicle, as the holder of the RP Holdings Class C Special Interest, and recorded as Net income attributable to non-controlling interests in the consolidated statements of operations.

The Equity Performance Awards will be payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. EPA Vehicle may also receive a periodic cash advance in respect of the RP Holdings Class C Special Interest to the extent necessary for EPA Vehicle or any of its beneficial owners to pay when due any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest. The Equity Performance Awards will be reflected as a transaction between equity holders in the consolidated statements of shareholders’ equity and related periodic cash distributions will be presented as a financing activity in the consolidated statements of cash flows. We expect the Equity Performance Awards to be payable in 2025 once certain performance conditions discussed above are met. Similarly, we expect income to be allocated to EPA Vehicle once such performance conditions are met.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. During 2024, we declared and paid four quarterly cash dividends of $0.21 per Class A ordinary share in an aggregate amount of $376.5 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan and Share-based Compensation

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares were authorized for issuance in the form of RSUs to our independent directors. As of December 31, 2024, approximately 409 thousand shares remain available for future issuance under the plan. RSUs granted under the plan generally vest over one year with the associated share-based compensation expense recorded as part of General and administrative expenses in the consolidated statements of operations. In 2024, 2023 and 2022, respectively, we did not recognize material share-based compensation expense. As of December 31, 2024, the total unrecognized share-based compensation expense related to total outstanding RSUs was not material.

12. Earnings per Share

In 2024, 2023 and 2022, Class B ordinary shares contingently issuable to EPA Vehicle were evaluated and were determined not to have any dilutive impact.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of the numerator and denominator used to calculate basic and diluted earnings per Class A ordinary share for 2024 and 2023 (in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023
Numerator
Consolidated net income	$1,330,813	$1,700,088
Less: Net income attributable to continuing non-controlling interests	276,893	392,726
Less: Net income attributable to legacy non-controlling interests	194,937	172,528
Net income attributable to Royalty Pharma plc - basic	858,983	1,134,834
Add: Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B ordinary shares	276,893	392,726
Net income attributable to Royalty Pharma plc - diluted	$1,135,876	$1,527,560

Denominator
Weighted average Class A ordinary shares outstanding - basic	448,185	447,601
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	145,911	155,292
Unvested RSUs	12	7
Weighted average Class A ordinary shares outstanding - diluted	594,108	602,900

Earnings per Class A ordinary share - basic	$1.92	$2.54
Earnings per Class A ordinary share - diluted	$1.91	$2.53

Class B ordinary shares in issue were evaluated under the if-converted method for potential dilutive effects and were determined to be anti-dilutive for 2022, and therefore were excluded from the computation of diluted earnings per shares of Class A ordinary share. The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share for 2022 (in thousands, except per share amounts):

Year Ended December 31,
2022
Numerator
Consolidated net income	$230,064
Less: Net income attributable to continuing non-controlling interests	23,775
Less: Net income attributable to legacy non-controlling interests	163,457
Net income attributable to Royalty Pharma plc - basic and diluted	$42,832

Denominator
Weighted average Class A ordinary shares outstanding - basic	437,963
Add: Dilutive effect of unvested RSUs	9
Weighted average Class A ordinary shares outstanding - diluted	437,972

Earnings per Class A ordinary share - basic	$0.10
Earnings per Class A ordinary share - diluted	$0.10

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash flow from operating activities:
Consolidated net income	$1,330,813	$1,700,088	$230,064
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(2,149,422)	(2,197,754)	(2,125,096)
Provision for changes in expected cash flows from financial royalty assets	732,461	560,656	904,244
Amortization of intangible assets	—	—	5,670
Amortization of debt discount and issuance costs	19,562	20,499	21,356
Losses/(gains) on derivative financial instruments	6,000	2,290	(96,610)
(Gains)/losses on equity securities	(39,549)	(87,139)	33,442
Equity in (earnings)/losses of equity method investees	(29,611)	(28,882)	8,973
Distributions from equity method investees	13,396	18,823	39,142
Loss on extinguishment of debt	—	—	419
Share-based compensation	2,344	2,357	2,170
Interest income accretion	—	—	(53,432)
(Gains)/losses on available for sale debt securities	(154,906)	(230,840)	6,815
Financial royalty asset impairment	—	—	615,827
Other	1,105	20,912	11,098
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	2,983,410	3,201,410	2,507,236
Other royalty income receivable	(4,551)	(1,521)	(4,744)
Other current assets	13,844	3,147	38,654
Accounts payable and accrued expenses	(2,290)	6,236	2,286
Interest payable	46,380	(2,480)	(3,534)
Net cash provided by operating activities	$2,768,986	$2,987,802	$2,143,980

Non-cash investing and financing activities are summarized below (in thousands):

	Years Ended December 31,
	2024	2023	2022
Milestone payable - Trelegy(1)	$50,000	$—	$—
Milestone payable - Erleada(1)	18,600	—	12,400
Purchase of non-controlling interest in RPCT(2)	—	11,375	—
(1)Related to the achievements of the sales-based milestones that were not paid as of December 31, 2024 and 2022.
(2)Related to the purchase of the remaining interest in RPCT held by RPSFT that was not paid as of December 31, 2023. Refer to Note 11–Shareholders’ Equity for additional discussion.

14. Commitments and Contingencies

Cytokinetics Funding Commitments

As of December 31, 2024, $350 million remained available under the Cytokinetics Funding Commitments and Cytokinetics is required to draw a minimum of $50 million.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our consolidated balance sheets as of December 31, 2024 and 2023. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, are recognized within General and administrative expenses in the consolidated statements of operations. During 2024, 2023 and 2022, total operating and personnel payments incurred, including the amounts attributable to Old RPI, were $188.6 million, $204.6 million and $188.4 million, respectively.

In January 2025, we agreed to acquire the Manager for approximately $1.1 billion in total consideration. Refer to Note 16–Subsequent Events for additional discussion.

Distributions Payable to Legacy Non-Controlling Interests

The contractual cash flows required to be distributed based on the Legacy Investors Partnerships’ non-controlling interest in Old RPI and RPI ICAV are presented in the Distributions payable to legacy non-controlling interests on the consolidated balance sheets.

Acquisition from Bristol Myers Squibb

In November 2017, RPI Acquisitions (Ireland), Limited (“RPI Acquisitions”), a consolidated subsidiary, entered into a purchase agreement with Bristol Myers Squibb (“BMS”) to acquire from BMS a percentage of its future royalties on worldwide sales of Onglyza, Farxiga and related diabetes products marketed by AstraZeneca (the “BMS Purchase Agreement”). On December 8, 2017, RPI Acquisitions entered into a purchase, sale and assignment agreement (“Assignment Agreement”) with a wholly- owned subsidiary of BioPharma Credit PLC (“BPCR”), an entity related to us. Under the terms of the Assignment Agreement, RPI Acquisitions assigned the benefit of 50% of the payment stream acquired from BMS to BPCR in consideration for BPCR meeting 50% of the funding obligations owed to BMS under the BMS Purchase Agreement.

As of December 31, 2024 and 2023, the financial royalty asset of $44.7 million and $75.6 million, respectively, on the consolidated balance sheets represented only our right to the future payment streams acquired from BMS.

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

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI. On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of both December 31, 2024 and 2023. The financial impact associated with this transaction has not been material to date.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.6 million were held by non-controlling interests as of December 31, 2024 and 2023.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Each Continuing Investors Partnership pays a pro rata portion based on its ownership percentage of RP Holdings of any costs and expenses in connection with the contemplation of, formation of, listing and ongoing operation of us and any of our subsidiaries, including any third-party expenses of managing us and any of our subsidiaries, such as accounting, audit, legal, reporting, compliance, administration (including directors’ fees), financial advisory, consulting, investor relations and insurance expenses relating to our affairs and those of any subsidiary.

16. Subsequent Events

In January 2025, we agreed to acquire our Manager for an aggregate consideration of approximately $1.1 billion. The consideration consists of approximately 24.5 million of RP Holdings shares, $380 million of existing debt of the Manager and $200 million of cash less the amount of the Operating and Personnel Payments made to the Manager from January 1, 2025 through the closing of the transaction. The closing of the transaction is subject to the shareholders’ approval of the issuance of the share consideration and other customary closing conditions, including required regulatory approvals. The transaction is estimated to close during the second quarter of 2025.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act of 1934, as amended). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control-Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting as of December 31, 2024. Their report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fourth quarter of 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fourth quarter of 2024, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following documents are filed as part of this Form 10-K:
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
•Notes to the Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements.

15(a)(3) Exhibits.

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date	Filed or Furnished Herewith
2.1	Membership Interests Purchase Agreement, dated January 10, 2025, among Royalty Pharma, LLC, RP Management, LLC, the Sellers named therein and Royalty Pharma Holdings Ltd.	8-K	2.1	1/10/2025
3.1	Articles of Association of Royalty Pharma plc	8-K	3.1	6/19/2020
3.2	Articles of Association of Royalty Pharma Holdings Ltd	8-K	3.1	12/31/2024
4.1	Form of Class A Ordinary Share Certificate	S-1/A	4.1	6/11/2020
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934				x
10.1	Amended and Restated Management and Services Agreement dated October 3, 2022, among the Company and RP Management, LLC	10-Q	10.1	11/08/2022
10.2	Exchange Agreement dated December 31, 2024, among the Company, RP Holdings, RPI US Partners 2019, LP, RPI International Holdings 2019, LP, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP, RPI EPA Holdings, LP and RPI EPA Vehicle LLC	8-K	10.1	12/31/2024
10.3	Registration Rights Agreement dated June 18, 2020, among the Company and the Persons listed on Schedule A and Schedule B thereto	8-K	10.4	6/19/2020
10.4†	Form of Deed of Indemnity	S-1/A	10.5	6/2/2020
10.6#	Amended and Restated Purchase and Sale Agreement, dated November 14, 2014, with the Cystic Fibrosis Foundation Therapeutics Incorporated	S-1/A	10.7	6/2/2020
10.7#	Amendment No. 1 to the Amended and Restated Purchase and Sale Agreement, dated October 13, 2016 with the Cystic Fibrosis Foundation	S-1/A	10.8	6/2/2020
10.8#	Research, Development and Commercialization Agreement, dated May 24, 2004, between the Cystic Fibrosis Foundation Therapeutics Incorporated and Vertex Pharmaceuticals Incorporated, as amended	S-1	10.9	5/22/2020

10.9#	Amendment No. 1 to Research, Development and Commercialization Agreement, dated January 6, 2006 by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.10	5/22/2020
10.10	Amendment No. 2 to Research, Development and Commercialization Agreement, dated January 1, 2006, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.11	5/22/2020
10.11#	Amendment No. 5 to Research, Development and Commercialization Agreement, dated April 1, 2011, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.12	5/22/2020
10.12#	Amendment No. 7 to Research, Development and Commercialization Agreement, dated September 1, 2016, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.13	5/22/2020
10.13	Amended and Restated Management and Services Agreement dated October 3, 2022, among Royalty Pharma Holdings Ltd and RP Management, LLC	10-Q	10.2	11/08/2022
10.14	Second Amended and Restated Management and Services Agreement dated October 3, 2022, among Royalty Pharma Investments 2019 ICAV and RP Management, LLC	10-Q	10.3	11/08/2022
10.15†	Form of Independent Director Equity Incentive Plan	S-1/A	10.15	6/11/2020
10.16	Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.1	9/2/2020
10.17	First Supplemental Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.2	9/2/2020
10.18	Registration Rights Agreement, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd, BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC	8-K	4.9	9/2/2020
10.19#	Amendment No. 2 to the Amended and Restated Purchase and Sale Agreement, dated October 30, 2020, by and among RPI Finance Trust, RPI 2019 Intermediate Finance Trust and Cystic Fibrosis Foundation	8-K	10.1	11/5/2020
10.20	Second Supplemental Indenture, dated as of July 26, 2021, Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.2	7/26/2021
10.21	Amended and Restated Revolving Credit Agreement, dated as of September 15, 2021, as amended by Amendment No. 1, dated as of October 31, 2022, as amended by Amendment No. 2, dated as of May 16, 2023, as amended by Amendment No. 3, dated as of December 22, 2023, as amended by Amendment No. 4, dated as of January 24, 2024, among Royalty Pharma plc, Royalty Pharma Holdings Ltd., Bank of America, N.A., as Administrative Agent, the other parties thereto, and the lenders and issuing banks from time to time party thereto	10-K	10.21	2/15/2024
10.22	Third Supplemental Indenture, dated as of June 10, 2024, Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.2	6/10/2024
19.1	Insider Trading Policy				x
21.1	Subsidiaries of the Registrant				x
23.1	Consent of Independent Registered Public Accounting Firm				x

24.1	Power of Attorney (reference is made to the signature page hereto)				x
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act				x
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act				x
32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act				x
97.1	Financial Restatement Compensation Recoupment Policy	10-K	97.1	2/15/2024
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				x
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

ROYALTY PHARMA PLC
(Registrant)

Date: February 12, 2025	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: February 12, 2025	/s/ Terrance Coyne
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

Signature	Title	Date
/s/ Pablo Legorreta	Chairman of the Board, Director & Chief Executive Officer (Principal Executive Officer and Royalty Pharma plc’s authorized representative in the United States)	February 12, 2025
Pablo Legorreta

/s/ Terrance Coyne	Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2025
Terrance Coyne

/s/ Bonnie Bassler	Director	February 12, 2025
Bonnie Bassler

/s/ Errol De Souza	Director	February 12, 2025
Errol De Souza

/s/ Catherine Engelbert	Director	February 12, 2025
Catherine Engelbert

/s/ Henry Fernandez	Director	February 12, 2025
Henry Fernandez

/s/ David Hodgson	Director	February 12, 2025
David Hodgson

/s/ Ted Love	Director	February 12, 2025
Ted Love

/s/ Gregory Norden	Director	February 12, 2025
Gregory Norden