Form 10-Q
period 2025-03-31
Royalty Pharma plc
filed 2025-05-08
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 2, 2025, Royalty Pharma plc had 421,370,657 Class A ordinary shares outstanding and 140,869,612 Class B ordinary shares outstanding.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of March 31,	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,087,720	$929,026
Financial royalty assets	716,559	783,770
Available for sale debt securities	12,100	58,200
Other royalty income receivable	23,785	26,956
Other current assets	3,079	4,187
Total current assets	1,843,243	1,802,139

Financial royalty assets, net	15,032,015	15,127,158
Equity securities	141,083	186,960
Available for sale debt securities	219,000	693,500
Equity method investments	336,208	379,424
Other assets	36,707	33,534
Total assets	$17,608,256	$18,222,715

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to non-controlling interests	$108,796	$75,811
Accounts payable and accrued expenses	37,630	13,370
Interest payable	19,221	98,062
Current portion of long-term debt	998,605	997,773
Other current liabilities	18,600	68,600
Total current liabilities	1,182,852	1,253,616

Long-term debt	6,618,847	6,614,653
Other liabilities	17,900	12,080
Total liabilities	7,819,599	7,880,349
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2025–425,590 and 2024–445,985	43	45
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2025–140,870 and 2024–143,128	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2025–50 and 2024–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2025–394,513 and 2024–392,255	—	—
Additional paid-in capital	4,210,531	4,103,482
Retained earnings	2,480,664	2,845,653
Non-controlling interests	3,100,010	3,395,785
Treasury interests	(2,654)	(2,662)
Total shareholders’ equity	9,788,657	10,342,366

Total liabilities and shareholders’ equity	$17,608,256	$18,222,715

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Income and other revenues
Income from financial royalty assets	$539,490	$541,546
Other royalty income and revenues	28,757	26,432
Total income and other revenues	568,247	567,978

Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(127,140)	583,600
Research and development funding expense	50,500	500
General and administrative expenses	110,705	57,652
Total operating expense, net	34,065	641,752

Operating income/(loss)	534,182	(73,774)

Other (income)/expense
Equity in (earnings)/losses of equity method investees	(6,443)	14,149
Interest expense	65,261	44,232
Losses on derivative financial instruments	1,000	—
Losses/(gains) on equity securities	45,878	(77,730)
Losses/(gains) on available for sale debt securities	3,281	(46,420)
Interest income	(11,290)	(7,417)
Other non-operating expenses, net	3,062	3,685
Total other expense/(income), net	100,749	(69,501)
Consolidated net income/(loss) before tax	433,433	(4,273)
Income tax expense	—	—
Consolidated net income/(loss)	433,433	(4,273)

Net income/(loss) attributable to non-controlling interests	195,084	(9,051)

Net income attributable to Royalty Pharma plc	$238,349	$4,778

Earnings per Class A ordinary share:
Basic	$0.55	$0.01
Diluted	$0.55	$0.01
Weighted average Class A ordinary shares outstanding:
Basic	435,480	448,623
Diluted	578,102	597,479

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	445,985	$45	143,128	$—	50	$63	392,255	$—	$4,103,482	$2,845,653	$3,395,785	$(2,662)	$10,342,366
Contributions	—	—	—	—	—	—	—	—	—	—	2,253	—	2,253
Distributions	—	—	—	—	—	—	—	—	—	—	(171,443)	—	(171,443)
Dividends ($0.22 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(95,357)	—	—	(95,357)
Other exchanges	2,258	—	(2,258)	—	—	—	2,258	—	321,661	—	(321,669)	8	—
Share-based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	515	—	—	—	515
Repurchases of Class A ordinary shares	(22,655)	(2)	—	—	—	—	—	—	(215,127)	(507,981)	—	—	(723,110)
Net income	—	—	—	—	—	—	—	—	—	238,349	195,084	—	433,433
Balance at March 31, 2025	425,590	$43	140,870	$—	50	$63	394,513	$—	$4,210,531	$2,480,664	$3,100,010	$(2,654)	$9,788,657

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	446,692	$45	150,743	$—	50	$63	384,640	$—	$4,011,435	$2,517,583	$3,557,792	$(2,629)	$10,084,289
Contributions	—	—	—	—	—	—	—	—	—	—	2,412	—	2,412
Distributions	—	—	—	—	—	—	—	—	—	—	(124,411)	—	(124,411)
Dividends ($0.21 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(93,805)	—	—	(93,805)
Other exchanges	4,287	—	(4,287)	—	—	—	4,287	—	62,802	—	(62,777)	(25)	—
Share-based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	612	—	—	—	612
Net income/(loss)	—	—	—	—	—	—	—	—	—	4,778	(9,051)	—	(4,273)
Purchase of non-controlling interest in RPCT	—	—	—	—	—	—	—	—	—	(1,108)	—	—	(1,108)
Balance at March 31, 2024	450,981	$45	146,456	$—	50	$63	388,927	$—	$4,074,849	$2,427,448	$3,363,965	$(2,654)	$9,863,716

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Cash collections from financial royalty assets	$829,737	$744,949
Cash collections from intangible royalty assets	177	13,544
Other royalty cash collections	31,759	26,311
Distributions from equity method investees	13,396	13,396
Interest received	12,025	6,430
Development-stage funding payments	(50,500)	(500)
Payments for operating and professional costs	(101,696)	(60,521)
Interest paid	(138,822)	(78,971)
Net cash provided by operating activities	596,076	664,638

Cash flows from investing activities:
Distributions from equity method investees	36,262	4,965
Investments in equity method investees	—	(6,971)
Purchases of equity securities	(4,427)	—
Proceeds from available for sale debt securities	12,586	1,440
Proceeds from sales of available for sale debt securities	510,553	—
Acquisitions of financial royalty assets	(1,057)	(86,084)
Milestone payments	(50,000)	—
Net cash provided by/(used in) investing activities	503,917	(86,650)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(84,625)	(87,608)
Distributions to continuing non-controlling interests	(53,833)	(32,011)
Dividends to shareholders	(95,357)	(93,805)
Repurchases of Class A ordinary shares	(708,781)	—
Contributions from legacy non-controlling interests - R&D	220	88
Contributions from non-controlling interests - other	1,077	1,338
Net cash used in financing activities	(941,299)	(211,998)

Net change in cash and cash equivalents	158,694	365,990
Cash and cash equivalents, beginning of period	929,026	477,010
Cash and cash equivalents, end of period	$1,087,720	$843,000

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

RP Management, LLC (the “Manager”), a Delaware limited liability company, is responsible for our management, including our day-to-day operations, pursuant to advisory and management agreements (collectively, the “Management Agreement”). In January 2025, we agreed to acquire the Manager for approximately $1.1 billion in total consideration (the “Internalization”). Refer to Note 14–Related Party Transactions for additional discussion.

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

In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under GAAP. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Royalty Pharma and all majority-owned and controlled subsidiaries, as well as variable interest entities, where we are the primary beneficiary. We consolidate based upon evaluation of our power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance. For consolidated entities where we own or are exposed to less than 100% of the economics, we record Net income/(loss) attributable to non-controlling interests in our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate the IPO. Through the Exchange Offer, investors which represented 82% of the aggregate limited partnership in the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in the Continuing Investors Partnerships. Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust, which entitled us to 82% of the economics of Old RPI’s wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). In 2022, we became an indirect owner of an 82% economic interest in Royalty Pharma Investments ICAV (“RPI ICAV”), which was previously owned directly by Old RPI. In December 2023, we acquired the remaining 34% interest in RPCT owned by Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”).

We report three non-controlling interests: (1) the Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI and RPI ICAV, which existed prior to our IPO, and, following the consummation of our IPO, (2) the Continuing Investors Partnerships’ indirect ownership in RP Holdings through their indirect ownership of RP Holdings Class B Interests and (3) RPI EPA Vehicle, LLC’s (the “EPA Entity”) ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). In the first quarter of 2025, we began allocating income to the EPA Entity after meeting certain conditions for the period. The Continuing Investors Partnerships, together with the EPA Entity, are referred to as the “continuing non-controlling interests.”

All intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, available for sale debt securities, financial royalty assets, derivatives and receivables. Our cash management and investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds are needed for operations. Our cash and cash equivalents balances as of March 31, 2025 and December 31, 2024 were held with Bank of America, State Street, TD Bank, DNB Bank, U.S. Bank and Citibank. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits.

The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, GSK, Roche, Johnson & Johnson, Biogen, AbbVie, Astellas, Novartis, Pfizer and Gilead. As of March 31, 2025 and December 31, 2024, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 33% and 34% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant credit losses with respect to the collection of cash on our royalty assets.

Segment Information

We operate as one reportable segment. The measure of segment profit or loss that is most consistent with our condensed consolidated financial statements is consolidated net income. The accounting policies of our single reportable segment are the same as those for the condensed consolidated financial statements. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the chief operating decision maker are the same as those presented in the condensed consolidated statements of operations. Likewise, the measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2024.

3. Available for Sale Debt Securities

Funding Arrangements with Cytokinetics

In May 2024, we expanded our funding collaboration with Cytokinetics, Incorporated (“Cytokinetics”) to provide up to $575 million. As part of the expanded funding collaboration, we provided funding of $100 million (“Cytokinetics Development Funding”) for Cytokinetics’ Phase 3 clinical trial of omecamtiv mecarbil and amended the funding agreement that we entered into with Cytokinetics in 2022 to provide two additional funding tranches (as amended, “Cytokinetics Commercial Launch Funding”). Following the amendment in May 2024, the Cytokinetics Commercial Launch Funding is comprised of seven tranches with total funding of up to $525 million.

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

Out of the seven tranches of the Cytokinetics Commercial Launch Funding, tranches one and six have been funded. Tranches two and three are no longer available because the related regulatory milestones were not met. Tranches four, five and seven are available for draw upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”) and have a one-year draw period from the date when such contingency is met. The contingencies for the fourth and fifth tranches were met in 2024. In March 2025, Cytokinetics requested to draw $75 million under tranche four, including the required minimum draw of $50 million. In April 2025, we completed the tranche four funding. Tranche five, which allows for a draw of up to $100 million, remains available through the fourth quarter of 2025. The condition for tranche seven, which would make $175 million available, has not been met. For tranches one, four, five, six and seven, we expect a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter of the funding date of each tranche. In the fourth quarter of 2023, we began receiving quarterly repayments on tranche one.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Further, as part of the expanded funding collaboration in May 2024, we purchased Cytokinetics common stock and provided funding for clinical trials of CK-586 in exchange for a royalty, which is further described in Note 4–Fair Value Measurements and Financial Instruments. Lastly, the funding collaboration also included the restructuring of our royalty on aficamten.

The table below summarizes the components of our funding collaboration with Cytokinetics, including the expanded funding collaboration in May 2024 and related funding status as of March 31, 2025 (in thousands):

	Funded	Required Future Draw	Potential Future Draw	Total
Cytokinetics Commercial Launch Funding(1)	$100,000	$75,000	$275,000	$450,000
Cytokinetics Development Funding	100,000	—	—	100,000
Cytokinetics R&D Funding Derivative(2)	50,000	—	150,000	200,000
Cytokinetics Common Stock	50,000	—	—	50,000
Total	$300,000	$75,000	$425,000	$800,000
(1)After Cytokinetics requested a draw on tranche four in March 2025, we were obligated to fund $75 million as of March 31, 2025. We completed the tranche four funding in April 2025.
(2)Related to our funding for the clinical trials of CK-586. We have the option to fund up to an additional $150 million. See Note 4–Fair Value Measurements and Financial Instruments for additional discussion.

MorphoSys Development Funding Bonds

In September 2022, we provided MorphoSys funding of $300 million (“MorphoSys Development Funding Bonds”), for which we began receiving quarterly repayments in the fourth quarter of 2024. MorphoSys was acquired by Novartis in 2024. In January 2025, the MorphoSys Development Funding Bonds were sold for approximately $511 million.

We elected the fair value option to account for the MorphoSys Development Funding Bonds as it most accurately reflects the nature of the instrument. The MorphoSys Development Funding Bonds were recorded within Available for sale debt securities on the condensed consolidated balance sheet. The changes in the fair value of the MorphoSys Development Funding Bonds were recorded within Losses/(gains) on available for sale debt securities in the condensed consolidated statement of operations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our available for sale debt securities recorded at fair value (in thousands):

	Cost	Unrealized Gains/(Losses)	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of March 31, 2025
Debt securities(1)	$210,031	$21,069	$231,100	$12,100	$219,000	$—	$231,100
Funding commitments(2)	(12,300)	(5,600)	(17,900)	—	—	(17,900)	(17,900)
Total	$197,731	$15,469	$213,200	$12,100	$219,000	$(17,900)	$213,200

As of December 31, 2024
Debt securities(1)	$516,329	$235,371	$751,700	$58,200	$693,500	$—	$751,700
Funding commitments(2)	(12,300)	220	(12,080)	—	—	(12,080)	(12,080)
Total	$504,029	$235,591	$739,620	$58,200	$693,500	$(12,080)	$739,620
(1)The cost related to tranches one and six of the Cytokinetics Commercial Launch Funding and the cost for the Cytokinetics Development Funding reflect the fair values on their respective funding dates. As of December 31, 2024, the cost of the MorphoSys Development Funding Bonds represents the amount funded. The costs are amortized as quarterly repayments are received. The MorphoSys Development Funding Bonds were sold in January 2025.
(2)The costs associated with the Cytokinetics Funding Commitments represent the fair values on their respective transaction dates.

4. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$470,029	$—	$—	$470,029	$568,317	$—	$—	$568,317
Available for sale debt securities(2)	—	—	12,100	12,100	—	—	58,200	58,200
Total current assets	$470,029	$—	$12,100	$482,129	$568,317	$—	$58,200	$626,517

Equity securities(3)	138,842	—	2,241	141,083	184,719	—	2,241	186,960
Available for sale debt securities(2)	—	—	219,000	219,000	—	—	693,500	693,500
Derivative instrument(4)	—	—	11,000	11,000	—	—	12,000	12,000
Royalty at fair value(3)	—	—	5,323	5,323	—	—	5,323	5,323
Total non-current assets	$138,842	$—	$237,564	$376,406	$184,719	$—	$713,064	$897,783

Liabilities:
Funding commitments(5)	—	—	(17,900)	(17,900)	—	—	(12,080)	(12,080)
Total non-current liabilities	$—	$—	$(17,900)	$(17,900)	$—	$—	$(12,080)	$(12,080)
(1)Recorded within Cash and cash equivalents on the condensed consolidated balance sheets.
(2)Related to tranches one and six of the Cytokinetics Commercial Launch Funding and the Cytokinetics Development Funding. As of December 31, 2024, amount also included the MorphoSys Development Funding Bonds, which were sold in January 2025.
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
(4)Related to the Cytokinetics R&D Funding Derivative (as defined below) recorded within Other assets on the condensed consolidated balance sheets.
(5)Related to the Cytokinetics Funding Commitments recorded within Other liabilities on the condensed consolidated balance sheets.

For the first quarter of 2025 and 2024, we recognized losses of $45.9 million and gains of $31.1 million, respectively, on equity securities still held as of March 31, 2025.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended March 31, 2025
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value
Balance at the beginning of the period	$2,241	$751,700	$(12,080)	$12,000	$5,323
Losses on derivative financial instruments	—	—	—	(1,000)	—
Gains/(losses) on available for sale debt securities	—	2,539	(5,820)	—	—
Sales(1)	—	(510,553)	—	—	—
Redemptions(2)	—	(12,586)	—	—	—
Balance at the end of the period	$2,241	$231,100	$(17,900)	$11,000	$5,323
(1)The MorphoSys Development Funding Bonds were sold in January 2025.
(2)Amount relates to the quarterly repayments on the MorphoSys Development Funding Bonds prior to the sale and the Cytokinetics Commercial Launch Funding.

	For the Three Months Ended March 31, 2024
	Equity Securities	Debt Securities	Funding Commitments	Royalty at Fair Value
Balance at the beginning of the period	$297	$455,400	$(900)	$1,778
Losses on equity securities	(297)	—	—	—
Gains/(losses) on available for sale debt securities	—	48,740	(2,320)	—
Other non-operating expense	—	—	—	(1,778)
Redemptions(1)	—	(1,440)	—	—
Balance at the end of the period	$—	$502,700	$(3,220)	$—
(1)Amount relates to the quarterly repayment on the Cytokinetics Commercial Launch Funding.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 3 measurement as of March 31, 2025 and December 31, 2024 in the fair value hierarchy. As of March 31, 2025 and December 31, 2024, we did not have any financial instruments recorded at fair value using Level 2 inputs.

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

We estimated the fair value of the Cytokinetics R&D Funding Derivative as of March 31, 2025 and December 31, 2024 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including the probabilities of us exercising the additional funding option, regulatory approvals and the occurrence of a change of control event during the duration of the arrangement. As of March 31, 2025 and December 31, 2024, we also assumed a risk-adjusted discount rate of 11.7% and 11.1%, respectively. Our estimate of expectation of timing and probabilities of us exercising the additional funding option, regulatory approvals and a change of control event, the risk-adjusted discount rate and the interest rate volatility could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments

We estimated the fair values of the funded Cytokinetics Funding Arrangements as of March 31, 2025 and December 31, 2024 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Funding Arrangements require significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of March 31, 2025 and December 31, 2024 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of March 31, 2025 and December 31, 2024, this methodology incorporates Level 3 inputs, including the probability of a change of control event occurring during the investment term, an assumed interest rate volatility of 40.0% as of each date and an assumed risk-adjusted discount rate of 11.7% and 11.1%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

MorphoSys Development Funding Bonds

We estimated the fair value of the MorphoSys Development Funding Bonds as of December 31, 2024 based on a discounted cash flow calculation using estimated risk-adjusted discount rates, which are Level 3 inputs. Our estimate of the risk adjusted discount rates could reasonably be different than the discount rates selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. The MorphoSys Development Funding Bonds were sold in January 2025.

Fair Value Disclosure of Financial Assets Not Measured at Fair Value

Financial royalty assets are not measured at fair value. Instead, they are measured and carried at amortized cost using the effective interest method on the condensed consolidated balance sheets. Financial royalty assets do not include our entire portfolio of investments, and specifically exclude the following:

1.development-stage product candidates where the funding was (i) expensed as upfront R&D upon acquisition (e.g., Trodelvy and Nurtec ODT), (ii) expensed as ongoing R&D (e.g., our funding arrangement for litifilimab with Biogen) or (iii) treated as a derivative instrument (e.g., CK-586); and
2.contractual funding arrangements (e.g., the MorphoSys Development Funding Bonds and the Cytokinetics Funding Arrangements), which are accounted for as available for sale debt securities.

We used a Monte Carlo simulation under the option pricing framework to calculate the fair value of our portfolio of financial royalty assets for disclosure as of March 31, 2025 and December 31, 2024. In 2024, we refined our methodology to calculate the fair value given the growing complexity of our royalty investments, which may include features such as milestone payments, royalty tiers, caps, and floors that could alter the cash flows based on future commercial, clinical or regulatory outcomes.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Monte Carlo model allows us to simulate a range of different outcomes based on various inputs, primarily the underlying projected product sales of each royalty bearing product, to project the cash flows, including royalty receipts and milestone payments, based on each of the simulated sales scenarios. The Monte Carlo methodology also takes volatility at the sales level into consideration. The fair value of financial royalty assets disclosed herein is classified as Level 3 within the fair value hierarchy since it is determined based on inputs that are both significant and unobservable.

As of March 31, 2025, the estimated fair values of the current and non-current portions of financial royalty assets were $0.7 billion and $21.4 billion, respectively. As of March 31, 2025, approximately 12% of the current portion and 8% of the non-current portion of the financial royalty assets was attributable to the legacy non-controlling interests.

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

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets are as follows (in thousands):

		As of March 31, 2025
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$5,048,592	$(24,931)	$5,023,661
Evrysdi	2035-2036	2,084,974	(500,866)	1,584,108
Trelegy	2029-2030	1,071,523	—	1,071,523
Tysabri	(3)	1,276,536	(294,701)	981,835
Voranigo	2038	957,572	—	957,572
Tremfya	2031-2032	937,546	(138,943)	798,603
Other	2025-2042	8,033,972	(2,478,084)	5,555,888
Total		$19,410,715	$(3,437,525)	$15,973,190
Less: Cumulative allowance for credit losses (Note 6)				(224,616)
Total current and non-current financial royalty assets, net				$15,748,574
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

As of March 31, 2025, the balance of $15.7 billion above for total current and non-current financial royalty assets, net included $1.2 billion in unapproved financial royalty assets held at cost related to frexalimab for $522.6 million and other assets, including primarily olpasiran, pelacarsen and olanzapine (TEV-’749).

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		As of December 31, 2024
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 6)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$5,126,521	$(259,353)	$4,867,168
Evrysdi	2035-2036	2,085,851	(378,565)	1,707,286
Trelegy	2029-2030	1,121,980	(66,647)	1,055,333
Tysabri	(3)	1,319,298	(276,134)	1,043,164
Voranigo	2038	946,588	—	946,588
Tremfya	2031-2032	935,069	(77,895)	857,174
Other	2025-2042	8,164,902	(2,492,565)	5,672,337
Total		$19,700,209	$(3,551,159)	$16,149,050
Less: Cumulative allowance for credit losses (Note 6)				(238,122)
Total current and non-current financial royalty assets, net				$15,910,928
(1)Durations shown represent our estimates as of December 31, 2024 of when a royalty will substantially end, which may vary by geography and may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of regulatory exclusivity and patent expiration dates (which may include estimated patent term extensions) or other factors. There can be no assurances that our royalties will expire when expected.
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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses (in thousands):

Activity for the Period
Balance at December 31, 2024(1)	$(3,789,281)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(235,971)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	349,605
Current period provision for credit losses, net	13,506
Balance at March 31, 2025	$(3,662,141)
(1)Includes $238.1 million related to cumulative allowance for credit losses.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ApiJect

In April 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment in ApiJect is recorded within Equity securities and the change in fair value is recorded within Losses/(gains) on equity securities. The fair value of the revenue participation right is recorded within Other assets and the change in fair value is recorded within Other non-operating expenses, net. No amounts were due from or to ApiJect related to the revenue participation right as of March 31, 2025 and December 31, 2024.

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

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that report on a lag. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. Equity in earnings from the Legacy SLP Interest is recorded within Equity in (earnings)/losses of equity method investees. We recorded an income allocation of $8.2 million and a loss allocation of $9.4 million in the first quarter of 2025 and 2024, respectively. We collected cash receipts from the Legacy SLP Interest of $8.3 million and $5.0 million in the first quarter of 2025 and 2024, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. Equity in earnings from the Avillion Entities is recorded within Equity in (earnings)/losses of equity method investees. We recorded loss allocations of $1.8 million and $4.8 million in the first quarter of 2025 and 2024, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million in the first quarter of 2025 and 2024, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2018, we entered into an agreement with Avillion II, which was subsequently amended, to fund a total of $155 million over multiple years for a portion of the costs of Phase 2 and 3 clinical trials to advance Airsupra, formerly known as PT027, which was approved by the FDA in January 2023. Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. In the fourth quarter of 2024, Airsupra met the primary endpoint in the Phase 3 clinical trial and triggered a milestone payment of $55 million from AstraZeneca to Avillion II. We received our pro rata portion of the milestone of approximately $27.4 million from Avillion II in the first quarter of 2025. We received distributions of $0.5 million from Avillion II related to the Airsupra royalty in the first quarter of 2025.

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of March 31, 2025 and December 31, 2024, we had unfunded commitments related to the Avillion Entities of $10.3 million.

8. Research and Development Funding Expense

R&D funding expense consists of development-stage funding payments that we have made to counterparties to acquire royalties or milestones on product candidates. The payments can be made upfront, as milestones upon the achievement of certain predefined criteria, or over time as the related product candidates undergo clinical trials. In the first quarter of 2025, we entered into an R&D funding arrangement with Biogen to provide $250 million over six quarters, including $50 million upfront for the development of litifilimab. We did not enter into ongoing R&D funding arrangements in 2024.

We recognized R&D funding expense of $50.5 million in first quarter of 2025, primarily related to the R&D funding arrangement for litifilimab. We recognized R&D funding expense of $0.5 million in the first quarter of 2024 related to ongoing development-stage funding payments.

As of March 31, 2025, we had an unfunded commitment of $200 million related to the R&D funding arrangement with Biogen for litifilimab.

9. Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of March 31, 2025	As of December 31, 2024
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
Unamortized debt discount and issuance costs			(182,548)	(187,574)
Total debt carrying value			7,617,452	7,612,426
Less: Current portion of long-term debt			(998,605)	(997,773)
Total long-term debt			$6,618,847	$6,614,653

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

Interest on each series of the Notes accrues at the respective rate per annum and is payable semi-annually in arrears on March 2 and September 2 of each year. We made the first interest payment for the 2024 Notes in the first quarter of 2025.

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly-owned subsidiary. We are required to comply with certain covenants under our Notes and as of March 31, 2025, we were in compliance with all applicable covenants.

As of March 31, 2025 and December 31, 2024, the fair value of our outstanding Notes using Level 2 inputs was approximately $6.6 billion and $6.5 billion, respectively.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024 and April 8, 2025, we entered into Amendments No. 4 and 5, respectively, to the Credit Agreement to make certain technical modifications. As of March 31, 2025 and December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a consolidated leverage ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a consolidated coverage ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, portfolio cash flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. As of March 31, 2025, RP Holdings was in compliance with these covenants.

Principal Payments on the Notes

The future principal payments for our borrowings as of March 31, 2025 over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments
Remainder of 2025	$1,000,000
2026	—
2027	1,000,000
2028	—
2029	500,000
Thereafter	5,300,000
Total(1)	$7,800,000
(1)Excludes unamortized debt discount and issuance costs of $182.5 million as of March 31, 2025, which are amortized through interest expense over the remaining life of the underlying debt obligations.

10. Shareholders’ Equity

Capital Structure

We have two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. Our Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of March 31, 2025, we have 425,590 thousand Class A ordinary shares and 140,870 thousand Class B ordinary shares outstanding.

An exchange agreement entered into by, among others, us, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP and the EPA Entity (as amended from time to time, the “Exchange Agreement”) governs the exchange of RP Holdings Class B Interests indirectly held by the Continuing Investors Partnerships for our Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B Interests are exchangeable on a one-for-one basis for our Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of our Class B ordinary shares as deferred shares. Such deferred shares are non-voting and do not confer a right to participate in the profits of the Company or any right to receive dividends. As of March 31, 2025, we have 394,513 thousand deferred shares outstanding.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. In connection with the Internalization that was announced in January 2025, our board of directors authorized a new share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. This new share repurchase program replaces the unused capacity under the previous share repurchase program that was authorized in March 2023. The repurchases may be made in the open market or in privately negotiated transactions. The authorization for the new share repurchase program expires June 23, 2027. In the first quarter of 2025, we repurchased 22.7 million shares at a cost of approximately $723.1 million. In the first quarter of 2024, we did not repurchase any Class A ordinary shares. As of March 31, 2025, approximately $2.3 billion remained available under the new share repurchase program.

Non-Controlling Interests

The changes in the balances of our non-controlling interests are as follows (in thousands):

	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Entity	Total
December 31, 2024	$1,188,340	$2,207,445	$—	$3,395,785
Contributions	1,264	989	—	2,253
Distributions	(97,906)	(32,061)	(41,476)	(171,443)
Other exchanges	—	(321,669)	—	(321,669)
Net income	76,850	76,758	41,476	195,084
March 31, 2025	$1,168,548	$1,931,462	$—	$3,100,010

	Legacy Investors Partnerships	Continuing Investors Partnerships	EPA Entity	Total
December 31, 2023	$1,339,716	$2,218,076	$—	$3,557,792
Contributions	1,293	1,119	—	2,412
Distributions	(92,400)	(32,011)	—	(124,411)
Other exchanges	—	(62,777)	—	(62,777)
Net (loss)/income	(10,590)	1,539	—	(9,051)
March 31, 2024	$1,238,019	$2,125,946	$—	$3,363,965

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

As of March 31, 2025, the Continuing Investors Partnerships indirectly owned approximately 25% of RP Holdings with the remaining 75% owned by Royalty Pharma plc. As of March 31, 2024, the Continuing Investors Partnerships indirectly owned approximately 25% of RP Holdings with the remaining 75% owned by Royalty Pharma plc.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RP Holdings Class C Special Interest Held by the EPA Entity

The EPA Entity is entitled to Equity Performance Awards (as defined below) through its RP Holdings Class C Special Interest based on our performance, as determined on a portfolio-by-portfolio basis. Investments made during each two-year period are grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, the EPA Entity is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). The Equity Performance Awards are recorded as Net income/(loss) attributable to non-controlling interests in the condensed consolidated statements of operations. In the first quarter of 2025, we began recognizing Equity Performance Awards after meeting the conditions discussed above.

The Equity Performance Awards are payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. The EPA Entity may also receive a periodic cash advance to the extent necessary for the EPA Entity or any of its beneficial owners to pay any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest. The Equity Performance Awards are reflected as a transaction between equity holders in the condensed consolidated statements of shareholders’ equity and related periodic cash distributions are presented as a financing activity in the condensed consolidated statements of cash flows. The Equity Performance Awards earned in the first quarter of 2025 were approximately $41.5 million. Of this amount, $21.8 million was distributed in cash as a tax advance in the same quarter. The remaining $19.7 million was recorded within Distributions payable to non-controlling interests on the condensed consolidated balance sheet as of March 31, 2025, and is expected to be settled through share issuances in the second quarter of 2025.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests are entitled to dividends and distributions from RP Holdings. In the first quarter of 2025, we declared and paid one quarterly cash dividend of $0.22 per Class A ordinary share in an aggregate amount of $95.4 million to holders of our Class A ordinary shares.

2020 Independent Directors Equity Incentive Plan and Share-based Compensation

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares were authorized for issuance in the form of RSUs to our independent directors. RSUs granted under the plan generally vest over one year with the associated share-based compensation expense recorded as part of General and administrative expenses in the condensed consolidated statements of operations. In the first quarter of 2025 and 2024, we did not recognize material share-based compensation expenses.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Earnings per Share

In the first quarter of 2025, Class B ordinary shares contingently issuable to the EPA Entity were evaluated and included in the diluted earnings per share computation as certain conditions were met. In the first quarter of 2024, Class B ordinary shares contingently issuable to the EPA Entity were evaluated and were determined not to have any dilutive impact.

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Numerator
Consolidated net income/(loss)	$433,433	$(4,273)
Less: Net income attributable to the Continuing Investors Partnerships	76,758	1,539
Less: Net income/(loss) attributable to the Legacy Investors Partnerships	76,850	(10,590)
Less: Net income attributable to the EPA Entity	41,476	—
Net income attributable to Royalty Pharma plc - basic	238,349	4,778
Add: Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B ordinary shares	76,758	1,539
Net income attributable to Royalty Pharma plc - diluted	$315,107	$6,317

Denominator
Weighted average Class A ordinary shares outstanding - basic	435,480	448,623
Add: Dilutive effects as shown separately below
Class B ordinary shares exchangeable for Class A ordinary shares	141,974	148,812
Unvested RSUs	48	44
Shares contingently issuable attributable to the EPA Entity	600	—
Weighted average Class A ordinary shares outstanding - diluted	578,102	597,479

Earnings per Class A ordinary share - basic	$0.55	$0.01
Earnings per Class A ordinary share - diluted	$0.55	$0.01

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Consolidated net income/(loss)	$433,433	$(4,273)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(539,490)	(541,546)
Provision for changes in expected cash flows from financial royalty assets	(127,140)	583,600
Amortization of debt discount and issuance costs	5,281	4,349
Losses on derivative financial instruments	1,000	—
Losses/(gains) on equity securities	45,878	(77,730)
Equity in (earnings)/losses of equity method investees	(6,443)	14,149
Distributions from equity method investees	13,396	13,396
Share-based compensation	515	612
Losses/(gains) on available for sale debt securities	3,281	(46,420)
Other	1,104	3,047
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	829,737	744,949
Other royalty income receivable	3,171	178
Other current assets	1,108	13,028
Accounts payable and accrued expenses	10,086	(3,614)
Interest payable	(78,841)	(39,087)
Net cash provided by operating activities	$596,076	$664,638

13. Commitments and Contingencies

Cytokinetics Funding Commitments

In March 2025, Cytokinetics requested a $75 million draw under tranche four, including the required minimum draw of $50 million. As of March 31, 2025, $350 million remained available under the Cytokinetics Funding Commitments.

Other Commitments

We have commitments to advance funds to counterparties through our investment in the Avillion Entities and R&D arrangements. Please refer to Note 7–Non-Consolidated Affiliates and Note 8–Research and Development Funding Expense for details of these arrangements. We also have requirements to make Operating and Personnel Payments (defined below) over the life of the Management Agreement as described in Note 14–Related Party Transactions.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

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

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, are recognized within General and administrative expenses in the condensed consolidated statements of operations. During the first quarter of 2025 and 2024, total operating and personnel payments incurred, including the amounts attributable to Old RPI, were $89.8 million and $48.3 million, respectively.

In January 2025, we agreed to acquire our Manager for aggregate consideration of approximately $1.1 billion. The consideration includes approximately 24.5 million of RP Holdings shares, $380 million of existing debt of the Manager and $200 million of cash less the amount of the Operating and Personnel Payments made to the Manager from January 1, 2025 through the closing of the transaction, which was estimated to be approximately $100 million. The closing of the transaction is subject to the shareholders’ approval of the issuance of the share consideration and other customary closing conditions. The transaction is estimated to close during the second quarter of 2025.

Distributions Payable to Non-Controlling Interests

The Distributions payable to non-controlling interests includes the contractual cash flows required to be distributed to the Legacy Investors Partnerships based on their non-controlling interest in Old RPI and RPI ICAV and the unpaid portion of the distributions for Equity Performance Awards as of quarter end. Refer to Note 10–Shareholders’ Equity for additional discussion of the Equity Performance Awards. The distributions payable to non-controlling interests consists of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Payable to the EPA Entity	$19,704	$—
Payable to the Legacy Investors Partnerships	89,092	75,811
Total distributions payable to non-controlling interests	$108,796	$75,811

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

As of March 31, 2025 and December 31, 2024, the financial royalty asset of $36.0 million and $44.7 million, respectively, on the condensed consolidated balance sheets represented only our right to the future payment streams acquired from BMS.

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

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI. On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of March 31, 2025 and December 31, 2024. The financial impact associated with this transaction has not been material to date.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.6 million was held by non-controlling interests as of March 31, 2025 and December 31, 2024.

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

15. Subsequent Event

In May 2025, we paid a $200 million regulatory milestone following the FDA approval of a new manufacturing hub for Adstiladrin.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations, cash flows, other changes in financial condition and business performance. MD&A is provided as a supplement to, and should be read in conjunction with, our 2024 Annual Report on Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Special Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in Part II, Item 1A. Risk Factors.

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

Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Old RPI through our subsidiary RPI 2019 Intermediate Finance Trust, a Delaware statutory trust which entitled us to 82% of the economics of Old RPI’s wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”), and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). We acquired the remaining 34% interest in RPCT owned by Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”) in December 2023.

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

In January 2025, we agreed to acquire our Manager for aggregate consideration of approximately $1.1 billion (the “Internalization”). The consideration includes approximately 24.5 million of RP Holdings shares, $380 million of existing debt of the Manager and $200 million of cash less the amount of the Operating and Personnel Payments (as defined below) made to the Manager from January 1, 2025 through the closing of the transaction, which was estimated to be approximately $100 million. The acquisition is expected to reduce costs and enhance economic returns on investments. Additionally, we expect the acquisition to increase shareholder alignment, enhance corporate governance, ensure management continuity and simplify our corporate structure. If the acquisition is approved by shareholders, we would cease to be externally managed and would operate as an integrated company with all employees of the Manager becoming employees of the Company. The closing of the transaction is subject to the shareholders’ approval of the issuance of the share consideration and other customary closing conditions. The transaction is estimated to close during the second quarter of 2025.

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

The measurement of income from our financial royalty assets requires significant judgments and estimates, including management’s judgment in forecasting the expected future cash flows of the underlying royalties and the expected duration of each financial royalty asset. Our cash flow forecasts are updated each reporting period primarily using sell-side equity research analysts’ consensus sales estimates. We then calculate our expected royalty receipts by applying our royalty terms to these consensus sales forecasts. As we update our forecasted cash flows on a periodic basis and recalculate the present value of the remaining future cash flows, any shortfall when compared to the carrying value of the financial royalty asset is recorded directly in the condensed consolidated statements of operations as non-cash provision expense. If, in a subsequent period, there is an increase in expected cash flows or if actual cash flows are greater than cash flows previously expected, we reverse the provision expense previously recorded in part or in full by recording a non-cash credit to the provision, or provision income.

As a result of the non-cash charges associated with applying the effective interest method accounting methodology to our financial royalty assets, our condensed consolidated statements of operations activity can be volatile and unpredictable. Small declines in sell-side equity research analysts’ consensus sales forecasts over a long time horizon can result in an immediate non-cash income statement expense recognition, even though the applicable cash inflows will not be realized for many years into the future. For example, in late 2014 we acquired the cystic fibrosis franchise and shortly after, declines in near-term sales forecasts of sell-side equity research analysts caused us to recognize non-cash provision expense in our condensed consolidated statements of operations. Over the course of the next 10 quarters, we continued to recognize non-cash provision expense because of these changes in sales forecasts, ultimately reaching a peak cumulative allowance of $1.30 billion by September 30, 2017. With the approval of Vertex’s Trikafta, in October 2019, sell-side equity research analysts’ consensus sales forecasts increased to reflect the larger addressable market and the extension of the expected duration of the Trikafta royalty, resulting in the reversal of the remaining $1.10 billion cumulative allowance. The recognition of the associated non-cash provision income of $1.10 billion in 2019 was not tied to royalty receipts, but rather to the increase in sales forecasts due to the U.S. Food and Drug Administration (“FDA”) approval of Trikafta. This example illustrates the volatility caused by our accounting model in our condensed consolidated statements of operations.

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

Understanding Our Results of Operations

We report non-controlling interests related to the portion of ownership interests of consolidated subsidiaries not owned by us and which are attributable to:

1. The Legacy Investors Partnerships’ ownership of approximately 18% of Old RPI and RPI ICAV which is the only historical non-controlling interest that existed prior to our IPO. The value of this non-controlling interest will continue to decline over time as the assets in Old RPI and RPI ICAV expire. The Legacy Investors Partnerships are referred to as the “legacy non-controlling interests.”

2. The Continuing Investors Partnerships’ ownership in RP Holdings through their ownership of RP Holdings Class B Interests was approximately 25% as of March 31, 2025. RP Holdings Class B Interests are exchangeable into our Class A ordinary shares. As the Continuing Investors Partnerships conduct exchanges, the Continuing Investors Partnerships’ ownership in RP Holdings decreases and the value of this non-controlling interest decreases. Additionally, RP Holdings continues to retire RP Holdings Class A Interests held by us as we repurchase our Class A ordinary shares. As RP Holdings retires RP Holdings Class A Interests, our ownership in RP Holdings decreases and the value of this non-controlling interest increases.

3. RPI EPA Vehicle LLC’s (the “EPA Entity”) ownership of RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”). Investments made during each two-year period are grouped together as separate portfolios (each, a “Portfolio”). Subject to certain conditions, at the end of each fiscal quarter, the EPA Entity is entitled to a distribution from RP Holdings in respect of each Portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such Portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such Portfolio)) for such Portfolio for the applicable measuring period (the “Equity Performance Awards”). Equity Performance Awards are recognized as an equity transaction when the obligation becomes due and income is allocated to non-controlling interest related to the RP Holdings Class C Special Interest. The Equity Performance Awards are payable in RP Holdings Class B Interests that will be exchanged upon issuance for Class A ordinary shares. The EPA Entity may also receive a periodic cash advance to the extent necessary for the EPA Entity or any of its beneficial owners to pay when due any income tax imposed on it or them as a result of holding such RP Holdings Class C Special Interest.

The Continuing Investors Partnerships, together with the EPA Entity, are referred to as the “continuing non-controlling interests.”

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

The royalty payors that accounted for greater than 10% of our total income and other revenues are shown in the table below:

		For the Three Months Ended March 31,
Royalty Payor	Royalty	2025	2024
Vertex	Cystic fibrosis franchise	34%	38%
Roche	Evrysdi, Mircera	*	10%
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

R&D funding expense

R&D funding expense consists of development-stage funding payments that we have made to counterparties to acquire royalties or milestones on product candidates. The payments can be made on an upfront basis, upon pre-approval milestone or over time as the related product candidates undergo clinical trials.

General and administrative expenses

General and administrative (“G&A”) expenses include primarily Operating and Personnel Payments (defined below), legal expenses, other expenses for professional services and share-based compensation. The expenses incurred in respect of Operating and Personnel Payments comprise the most significant component of G&A expenses.

Under the Management Agreement, we pay a quarterly operating and personnel payment to the Manager or its affiliates (“Operating and Personnel Payments”) equal to 6.5% of the cash receipts from Royalty Investments (as defined in the Management Agreement) and 0.25% of the value of our security investments under GAAP as of the end of such quarter.

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

In January 2025, we agreed to acquire our Manager for aggregate consideration of approximately $1.1 billion. The transaction is estimated to close during the second quarter of 2025. Upon closing of this transaction, we would no longer make Operating and Personnel Payments to the Manager. Following the acquisition, personnel costs will comprise the most significant component of G&A expenses.

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

Other expense/(income), net

Other expense/(income), net primarily includes the changes in fair market value of our equity securities, derivative instruments and available for sale debt securities, including related forwards and funding commitments, and interest income.

Net income/(loss) attributable to non-controlling interests

The net income attributable to non-controlling interests includes income attributable to the legacy non-controlling interests and the continuing non-controlling interests. Following our acquisition of the remaining non-controlling interest in RPCT held by RPSFT in December 2023, and since the Legacy Investors Partnerships no longer participate in investment opportunities, the related net income attributable to the legacy non-controlling interests is expected to continue to decline over time as the assets held by Old RPI and RPI ICAV mature. The net income attributable to the continuing non-controlling interests related to RP Holdings Class B Interests held by the Continuing Investors Partnerships will decline over time if the investors who indirectly own RP Holdings Class B Interests conduct exchanges for our Class A ordinary shares.

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

Further, the net income attributable to the continuing non-controlling interests includes net income attributable to the EPA Entity which represents the Equity Performance Awards recognized during the period. We began recognizing income attributable to the EPA Entity in the first quarter of 2025 as certain conditions were met during the period.

Results of Operations

The comparison of our historical results of operations is as follows (in thousands):

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Income and other revenues
Income from financial royalty assets	$539,490	$541,546	(2,056)	(0.4)
Other royalty income and revenues	28,757	26,432	2,325	8.8
Total income and other revenues	568,247	567,978	269	0.0
Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(127,140)	583,600	(710,740)	*
Research and development funding expense	50,500	500	50,000	*
General and administrative expenses	110,705	57,652	53,053	92.0
Total operating expense, net	34,065	641,752	(607,687)	(94.7)
Operating income/(loss)	534,182	(73,774)	607,956	*
Other (income)/expense
Equity in (earnings)/losses of equity method investees	(6,443)	14,149	(20,592)	*
Interest expense	65,261	44,232	21,029	47.5
Other expense/(income), net	41,931	(127,882)	169,813	*
Total other expense/(income), net	100,749	(69,501)	170,250	*
Consolidated net income/(loss)	433,433	(4,273)	437,706	*
Net income/(loss) attributable to non-controlling interests	195,084	(9,051)	204,135	*
Net income attributable to Royalty Pharma plc	$238,349	$4,778	233,571	*
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products is as follows, in order of contribution to income for the first quarter of 2025 (in thousands):

	For the Three Months Ended March 31,		Change
	2025	2024	$	%
Cystic fibrosis franchise	$195,115	$217,434	(22,319)	(10.3)
Evrysdi	51,777	54,993	(3,216)	(5.8)
Tremfya	38,125	36,290	1,835	5.1
Trelegy	34,777	33,626	1,151	3.4
Tysabri	31,327	32,720	(1,393)	(4.3)
Voranigo	30,526	—	30,526	n/a
Other products	157,843	166,483	(8,640)	(5.2)
Total income from financial royalty assets	$539,490	$541,546	(2,056)	(0.4)

Income from financial royalty assets was relatively flat in the first quarter of 2025 as compared to the first quarter of 2024. Income from financial royalty asset increased primarily due to the addition of Voranigo, partially offset by the decrease in interest income from the cystic fibrosis franchise. The lower interest income from the cystic fibrosis franchise was primarily driven by the impaired financial royalty asset balance from the provision expense recognized in 2024. See further details below under “Provision for changes in expected cash flows from financial royalty assets” for the first quarter of 2024.

Other royalty income and revenues

Other royalty income and revenues were relatively flat in the first quarter of 2025 as compared to the first quarter of 2024.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
Royalty		Royalty
Cystic fibrosis franchise	$(234,421)	Cystic fibrosis franchise	$390,462
Trelegy	(66,647)	Crysvita	127,989
Xtandi	(20,799)	Evrysdi	24,931
Evrysdi	122,301	Cabozantinib	20,361
Tremfya	61,048	Tysabri	17,187
Other	24,884	Other	3,339
Total provision, exclusive of provision for credit losses	(113,634)	Total provision, exclusive of provision for credit losses	584,269
Provision for current expected credit losses	(13,506)	Provision for current expected credit losses	(669)
Total provision	$(127,140)	Total provision	$583,600

In the first quarter of 2025, we recorded provision income of $127.1 million, comprised of $113.6 million in provision income for changes in expected cash flows and $13.5 million in provision income for current expected credit losses. We recorded provision income for changes in expected cash flows primarily related to cystic fibrosis franchise due to increase in sell-side equity research analysts’ consensus sales forecasts. The provision income for changes in expected cash flows was partially offset by provision expense related to Evrysdi due to declines in sell-side equity research analysts’ consensus sales forecasts.

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

R&D funding expense

R&D funding expense increased by $50.0 million in the first quarter of 2025 as compared to the first quarter of 2024, related to a $50.0 million payment to Biogen for litifilimab.

G&A expenses

G&A expenses increased by $53.1 million, or 92.0% in the first quarter of 2025 as compared to the first quarter of 2024, primarily driven by higher Operating and Personnel Payments in the current period related to the January 2025 sale of the MorphoSys Development Funding Bonds and higher Portfolio Receipts in the current period.

Equity in (earnings)/losses of equity method investees

Equity in earnings of equity method investees was $6.4 million in the first quarter of 2025 as compared to equity in losses of equity method investees of $14.1 million in the first quarter of 2024. Equity in earnings of equity method investees was primarily driven by an income allocation from the Legacy SLP Interest of $8.2 million in the first quarter of 2025. Equity in losses of equity method investees was primarily driven by a loss allocation from the Legacy SLP Interest of $9.4 million in the first quarter of 2024.

Interest expense

Interest expense increased by $21.0 million, or 47.5% in the first quarter of 2025 as compared to the first quarter of 2024, primarily driven by the issuance of the $1.5 billion of senior unsecured notes in June 2024. The weighted average coupon rate on our senior unsecured notes outstanding as of March 31, 2025 and 2024 was 3.06% and 2.48%, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of our debt financing arrangements.

Other expense/(income), net

Other expense, net of $41.9 million in the first quarter of 2025 was primarily comprised of $45.9 million of losses on equity securities, partially offset by $11.3 million of interest income earned on cash and cash equivalents.

Other income, net of $127.9 million in the first quarter of 2024 was primarily comprised of $77.7 million of gains on equity securities and $46.4 million of gains on available for sale debt securities. The gains on available for sale debt securities were primarily driven by the change in fair value of the MorphoSys Development Funding Bonds.

Net income/(loss) attributable to non-controlling interests

Net income attributable to the Legacy Investors Partnerships was $76.9 million in the first quarter of 2025 as compared to net loss attributable to the Legacy Investors Partnerships of $10.6 million the first quarter of 2024, and was primarily driven by higher net income attributable to Old RPI as a result of provision income recognized in 2025 as compared to provision expense recognized in 2024.

Net income attributable to the Continuing Investors Partnerships increased by $75.2 million in the first quarter of 2025 as compared to the first quarter of 2024. The increase was primarily due to higher net income attributable to RP Holdings as a result of provision income recognized in 2025 as compared to provision expense recognized in 2024. Additionally, the exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to the EPA Entity was $41.5 million in the first quarter of 2025, which represents the Equity Performance Awards recognized for the quarter. We began recognizing Equity Performance Award in the first quarter of 2025 as certain conditions were met during the period.

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

Portfolio Receipts is defined as the sum of royalty receipts and milestones and other contractual receipts. Royalty receipts include variable payments based on sales of products, net of contractual payments to the legacy non-controlling interests, that are attributed to us (“Royalty Receipts”). Milestones and other contractual receipts include sales-based or regulatory milestone payments and other fixed contractual receipts, net of contractual payments to the legacy non-controlling interests, that are attributed to us. Portfolio Receipts does not include royalty receipts and milestones and other contractual receipts that were received on an accelerated basis under the terms of the agreement governing the receipt or payment. Portfolio Receipts also does not include proceeds from equity securities or proceeds from purchases and sales of marketable securities, both of which are not central to our fundamental business strategy.

Portfolio Receipts is calculated as the sum of the following line items from our GAAP condensed consolidated statements of cash flows: Cash collections from financial royalty assets, Cash collections from intangible royalty assets, Other royalty cash collections, Proceeds from available for sale debt securities and Distributions from equity method investees less Distributions to legacy non-controlling interests - Portfolio Receipts, which represent contractual distributions of Royalty Receipts, milestones and other contractual receipts to the Legacy Investors Partnerships.

Our portfolio consists of royalties on more than 35 marketed therapies and 15 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neuroscience, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including Royalty Receipts by product and milestones and other contractual receipts, in order of contribution to total Royalty Receipts for the first quarter of 2025 (in thousands):

Products	Marketer(s)	Therapeutic Area	For the Three Months Ended March 31,		Change
			2025	2024	$	%
Cystic fibrosis franchise(1)	Vertex	Rare disease	$249,731	$218,453	31,278	14.3
Trelegy	GSK	Respiratory	85,235	70,585	14,650	20.8
Tysabri	Biogen	Neuroscience	61,066	69,054	(7,988)	(11.6)
Evrysdi	Roche	Rare disease	52,654	44,952	7,702	17.1
Xtandi	Pfizer, Astellas	Cancer	52,478	41,013	11,465	28.0
Imbruvica	AbbVie, Johnson & Johnson	Cancer	45,852	50,060	(4,208)	(8.4)
Promacta	Novartis	Hematology	44,189	42,547	1,642	3.9
Tremfya	Johnson & Johnson	Immunology	35,647	36,170	(523)	(1.4)
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	20,668	17,827	2,841	15.9
Spinraza	Biogen	Rare disease	12,891	6,622	6,269	94.7
Trodelvy	Gilead	Cancer	12,605	10,267	2,338	22.8
Erleada	Johnson & Johnson	Cancer	10,669	8,824	1,845	20.9
Other products(2)			104,594	88,142	16,452	18.7
Royalty Receipts			$788,279	$704,516	83,763	11.9
Milestones and other contractual receipts			51,013	12,481	38,532	308.7
Portfolio Receipts			$839,292	$716,997	122,295	17.1
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which was approved by the FDA in December 2024.
(2)Other products primarily include Royalty Receipts on the following products: Cimzia, Crysvita, Emgality, Entyvio, Farxiga/Onglyza, IDHIFA, Nesina, Nurtec ODT, Orladeyo, Rytelo, Soliqua, Voranigo and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees in the condensed consolidated statements of cash flows.

Analysis of Portfolio Receipts

The key drivers of Portfolio Receipts are discussed below:

•Cystic fibrosis franchise – Royalty Receipts from the cystic fibrosis franchise, including Kalydeco, Orkambi, Symdeko/Symkevi and Trikafta/Kaftrio, which is marketed by Vertex for patients with certain mutations causing cystic fibrosis, increased by $31.3 million in the first quarter of 2025 as compared to the first quarter of 2024. The increase was primarily due to strong Trikafta/Kaftrio performance and demand globally, including in younger age groups, and higher net realized pricing in the United States.

•Trelegy – Royalty Receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $14.7 million in the first quarter of 2025 as compared to the first quarter of 2024, primarily driven by strong volume growth across all regions reflecting patient demand, single inhaler triple therapy class growth and increased market share.

•Tysabri – Royalty Receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $8.0 million in the first quarter of 2025 as compared to the first quarter of 2024, primarily due to increased competition.

•Evrysdi – Royalty Receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $7.7 million in the first quarter of 2025 as compared to the first quarter of 2024, attributable to the incremental royalties we acquired in the second quarter of 2024. The increase was further driven by its strong global position in patient share and total patients.

•Xtandi – Royalty Receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $11.5 million in the first quarter of 2025 as compared to the first quarter of 2024, driven primarily by strong demand due to uptake of the non-metastatic castration-sensitive prostate cancer (nmCSPC) indication following approval in the fourth quarter of 2023 and increased affordability in the United States.

•Imbruvica – Royalty Receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $4.2 million in the first quarter of 2025 as compared to the first quarter of 2024, reflecting competitive pressures.

•Promacta – Royalty Receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, increased by $1.6 million in the first quarter of 2025 as compared to the first quarter of 2024, experiencing growth despite discontinued promotion in most markets.

•Tremfya – Royalty Receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis and active psoriatic arthritis, was relatively flat in the first quarter of 2025 as compared to the first quarter of 2024 due to market growth and share gains, partially offset by unfavorable patient mix and inventory dynamics.

•Cabometyx/Cometriq – Royalty Receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, for the treatment of advanced renal cell carcinoma as well as hepatocellular carcinoma in patients previously treated with sorafenib, increased by $2.8 million in the first quarter of 2025 as compared to the first quarter of 2024, primarily driven by continued demand growth from uptake in combination with Opdivo in first-line renal cell carcinoma and an increase in average net selling price.

•Spinraza – Royalty Receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, increased by $6.3 million in the first quarter of 2025 as compared to the first quarter of 2024. Royalties in the prior year period were impacted by the $1.5 billion cap.

•Trodelvy – Royalty Receipts from Trodelvy, which is marketed by Gilead for the treatment of adult patients with metastatic triple-negative breast cancer and pre-treated hormone receptor (HR)-positive, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer, increased by $2.3 million in the first quarter of 2025 as compared to the first quarter of 2024, attributable to increased demand in all regions as well as higher average realized price.

•Erleada – Royalty Receipts from Erleada, which is marketed by Johnson & Johnson for the treatment of patients with prostate cancer, increased by $1.8 million in the first quarter of 2025 as compared to the first quarter of 2024, driven by continued share gains and market growth.

•Other products – Royalty Receipts from other products increased by $16.5 million in the first quarter of 2025 as compared to the first quarter of 2024, primarily driven by Royalty Receipts from Voranigo and Rytelo, as well as underlying product performance, partially offset by the expiration of royalties on Entyvio and a one-time true-up of royalties on the DPP-IVs received in the prior year period.

•Milestones and other contractual receipts increased by $38.5 million in the first quarter of 2025 as compared to the first quarter of 2024, primarily attributable to a milestone payment in the amount of $27.4 million related to Airsupra.

Key Developments Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Tremfya. In May 2025, Johnson & Johnson announced that the European Commission (“EC”) approved Tremfya for the treatment of adult patients with moderately to severely active Crohn’s disease.

In April 2025, Johnson & Johnson announced that the EC approved Tremfya for the treatment of adult patients with moderately to severely active ulcerative colitis.

In March 2025, Johnson & Johnson announced that the FDA approved Tremfya, which is now the first and only IL-23 offering both subcutaneous and intravenous induction options for the treatment of adults with moderately to severely active Crohn’s disease.

•Cobenfy. In April 2025, Bristol Myers Squibb announced that topline results from the Phase 3 ARISE trial evaluating Cobenfy as an adjunctive treatment to atypical antipsychotics in adults with schizophrenia did not reach the threshold for a statistically significant difference compared to placebo with an atypical antipsychotic for the primary endpoint of the change from baseline to Week 6 in the Positive and Negative Syndrome Scale (PANSS) total score.

•Trodelvy. In April 2025, Gilead announced positive topline results from the Phase 3 Ascent-04/Keynote-D19 study, demonstrating that Trodelvy plus Keytruda significantly improved progression-free survival (“PFS”) compared to Keytruda and chemotherapy in patients with previously untreated PD-L1+ metastatic triple-negative breast cancer. Overall survival (“OS”), a key secondary endpoint, was not mature at the time of the PFS primary analysis. However, there was an early trend in improvement for OS with Trodelvy plus Keytruda. Gilead will continue to monitor OS outcomes, with ongoing patient follow-up and further analyses.

•Spinraza. In January 2025, Biogen announced that the FDA accepted the supplemental New Drug Application (“NDA”) and the European Medicines Agency validated the application for a higher dose regimen of Spinraza for spinal muscular atrophy.

Development-Stage Product Candidates

•Aficamten. In May 2025, Cytokinetics announced that the FDA has extended the Prescription Drug User Fee Act (PDUFA) action date for the NDA for aficamten to December 26, 2025. The FDA notified Cytokinetics that additional time is required to conduct a full review of the company’s proposed Risk Evaluation and Mitigation Strategy (REMS). No additional clinical data or studies have been requested of Cytokinetics by the FDA.

•Trontinemab. In April 2025, Roche announced that new trontinemab data continue to support rapid and deep, dose-dependent reduction of amyloid plaques in Phase 1b/2a Brainshuttle AD study. Roche expects to initiate a Phase 3 program for trontinemab later this year.

•Ecopipam. In February 2025, Emalex announced positive Phase 3 results for ecopipam in patients with Tourette syndrome. The study showed statistical significance between ecopipam and placebo for both the primary efficacy endpoint in pediatrics and the secondary efficacy endpoint in pediatrics and adults. Emalex will meet with the FDA and other global health authorities to discuss submission later this year of a NDA.

•TEV-’749. In January 2025, Teva announced that TEV-‘749 (olanzapine LAI) achieved Phase 3 targeted injections without Post-injection Delirium/Sedation Syndrome (PDSS), and the full safety presentation is expected in the second quarter of 2025.

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

During the first quarter of 2025, we invested $101.3 million in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Acquisition Activities

•In February 2025, we entered into an R&D funding arrangement with Biogen to provide up to $250 million over six quarters including $50 million upfront for the development of litifilimab. Litifilimab is in Phase 3 development for the treatment of lupus.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first quarter of 2025 and 2024, we generated $596.1 million and $664.6 million, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, Operating and Personnel Payments and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of March 31, 2025 and December 31, 2024, the par value of all of our outstanding senior unsecured notes was $7.8 billion. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility. A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 9–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activities (in thousands):

	For the Three Months Ended March 31,
	2025	2024	Change
Cash provided by/(used in):
Operating activities	$596,076	$664,638	$(68,562)
Investing activities	503,917	(86,650)	590,567
Financing activities	(941,299)	(211,998)	(729,301)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities decreased by $68.6 million in the first quarter of 2025 as compared to the first quarter of 2024, primarily due to an increase in payments for interest, development-stage funding and operating and professional costs, which was partially offset by an increase in cash collections from financial royalty assets.

Investing Activities

Cash provided by investing activities in the first quarter of 2025 was $503.9 million as compared to cash used in investing activities of $86.7 million in the first quarter of 2024. In the first quarter of 2025, cash provided by investing activities was primarily driven by the sale of the MorphoSys Development Funding Bonds. In the first quarter of 2024, cash used in investing activities was primarily driven by cash used for acquisitions of financial royalty assets.

Financing Activities

Cash used in financing activities increased by $729.3 million in the first quarter of 2025 as compared to the first quarter of 2024, primarily due to repurchases of our Class A ordinary shares in the current period.

Sources of Capital

As of March 31, 2025 and December 31, 2024 our cash and cash equivalents totaled $1.1 billion and $929.0 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of March 31, 2025	As of December 31, 2024
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
Total senior unsecured debt			7,800,000	7,800,000
Unamortized debt discount and issuance costs			(182,548)	(187,574)
Total debt carrying value			7,617,452	7,612,426
Less: Current portion of long-term debt			(998,605)	(997,773)
Total long-term debt			$6,618,847	$6,614,653

Senior Unsecured Notes

In June 2024, we issued $1.5 billion of senior unsecured notes (the “2024 Notes”) with a weighted average coupon rate 5.48%. In July 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) with a weighted average coupon rate of 2.80%. In September 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes”) with a weighted average coupon rate of 2.13%. We refer to the 2020 Notes, 2021 Notes and 2024 Notes, collectively, as the “Notes.” The Notes require semi-annual interest payments. Indentures governing the Notes contain certain covenants with which we were in compliance as of March 31, 2025.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024 and April 8, 2025, we entered into Amendments No. 4 and 5, respectively, to the Credit Agreement to make certain technical modifications. As of March 31, 2025, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

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

We were in compliance with the financial covenants as of March 31, 2025.

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

The table below presents Adjusted EBITDA and Portfolio Cash Flow, each as calculated according to its respective definition in our Credit Agreement (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Portfolio Receipts	$839,292	$716,997
Payments for operating and professional costs(1)	(101,696)	(60,521)
Adjusted EBITDA (non-GAAP)	$737,596	$656,476
Interest paid, net	(126,797)	(72,541)
Portfolio Cash Flow (non-GAAP)	$610,799	$583,935
(1)Amount in the first quarter of 2025 included a $33 million one-time payment related to the management fee on the sale of the MorphoSys Development Funding Bonds.

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

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities (GAAP)	$596,076	$664,638
Adjustments:
Proceeds from available for sale debt securities(1), (2)	12,586	1,440
Distributions from equity method investees(2)	36,262	4,965
Interest paid, net(2)	126,797	72,541
Development-stage funding payments	50,500	500
Distributions to legacy non-controlling interests - Portfolio Receipts(2)	(84,625)	(87,608)
Adjusted EBITDA (non-GAAP)	$737,596	$656,476
Interest paid, net(2)	(126,797)	(72,541)
Portfolio Cash Flow (non-GAAP)	$610,799	$583,935
(1)Amounts include quarterly repayments on the Cytokinetics Commercial Launch Funding. In the first quarter of 2025, amounts also include a quarterly repayment on MorphoSys Development Funding Bonds before they were sold in January 2025. Repayments for both funding instruments are presented as Proceeds from available for sale debt securities in the condensed consolidated statements of cash flows.
(2)The table below shows the line item for each adjustment and the direct location for such line item in the condensed consolidated statements of cash flows.

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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $95.4 million and $93.8 million in the first quarter of 2025 and 2024, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In March 2023, our board of directors authorized a share repurchase program under which we may repurchase up to $1.0 billion of our Class A ordinary shares. In connection with the Internalization that was announced in January 2025, our board of directors authorized a new share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. This new share repurchase program replaces the unused capacity under the previous share repurchase program that was authorized in March 2023. The repurchases may be made in the open market or in privately negotiated transactions. The authorization for the new share repurchase program expires June 23, 2027. In the first quarter of 2025, we repurchased 22.7 million shares at a cost of approximately $723.1 million. In the first quarter of 2024, we did not repurchase any Class A ordinary shares. As of March 31, 2025, approximately $2.3 billion remained available under the new share repurchase program.

Other Funding Arrangements

As part of the expanded funding collaboration we entered into with Cytokinetics in May 2024, we agreed to fund the clinical trial for CK-586. We funded $50 million upfront in May 2024. We have an option to fund up to an additional $150 million, which we have not exercised as of March 31, 2025.

We have a long-term funding arrangement with Cytokinetics which is comprised of seven tranches of up to $525 million in total funding (“Cytokinetics Commercial Launch Funding”). In March 2025, Cytokinetics requested a $75 million draw under tranche four, including the required minimum draw of $50 million. As of March 31, 2025, $350 million remained available under the Cytokinetics Funding Commitments.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which was approximately $216.3 million as of March 31, 2025.

We also have certain milestones payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In the first quarter of 2025, we paid a sales-based milestone of $50 million related to Trelegy. In May 2025, we paid a $200 million regulatory milestone following the FDA approval of a new manufacturing hub for Adstiladrin. We did not pay any milestones in the first quarter of 2024.

Debt Service

As of March 31, 2025, the future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
Remainder of 2025	$1,000,000	$119,300
2026	—	226,600
2027	1,000,000	226,600
2028	—	209,100
2029	500,000	209,100
Thereafter	5,300,000	2,544,700
Total(1)	$7,800,000	$3,535,400
(1)Excludes unamortized debt discount and issuance costs of $182.5 million as of March 31, 2025, which are amortized through interest expense over the remaining life of the underlying debt obligations.

Operating and Personnel Payments

Under the Management Agreement, we pay quarterly Operating and Personnel Payments equal to 6.5% of the cash receipts from Royalty Investments (as defined in the Management Agreement) for such quarter and 0.25% of our security investments under GAAP as of the end of each quarter. Because the Operating and Personnel Payments are determined based on cash receipts from Royalty Investments, the amounts are variable. The payment for our Operating and Personnel Payments is the most significant component of Payments for operating and professional costs presented in the condensed consolidated statements of cash flows.

In January 2025, we agreed to acquire our Manager for aggregate consideration of approximately $1.1 billion. The transaction is estimated to close during the second quarter of 2025. Upon closing of this transaction, we would no longer make Operating and Personnel Payments to the Manager.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary (the “Guarantor Subsidiary”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes. Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiary each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of March 31, 2025, the par value and carrying value of the total outstanding and guaranteed Notes was $7.8 billion and $7.6 billion, respectively.

The following financial information presents summarized combined balance sheet information as of March 31, 2025 and December 31, 2024 and summarized combined statement of operations information for the first quarter of 2025 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between Royalty Pharma plc and RP Holdings are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts (in thousands):

Summarized Combined Balance Sheets
	As of March 31, 2025	As of December 31, 2024
Current assets	$15,030	$53,380
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	24,306	23,908
Current intercompany notes receivable due from Non-Guarantor Subsidiaries	244,979	242,476
Non-current assets	2,820	3,074
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,447,260	2,430,894
Current liabilities	1,061,788	1,100,681
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	4,714	23,905
Current intercompany notes payable due to Non-Guarantor Subsidiaries	244,979	242,476
Non-current liabilities	6,617,941	6,613,747
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,626,264	1,609,898

Summarized Combined Statement of Operations	For the Three Months Ended March 31, 2025

Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$35,131
Other income	290
Operating expenses	81,387
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	15,539
Net loss	61,505

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the disclosures presented in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have been able to grow our business over time by primarily acquiring royalties. However, we may not be able to identify and acquire a sufficient number of royalties, or royalties of sufficient scale, to invest the full amount of capital that may be available to us in the future, or at our targeted amount and rate of capital deployment, which could prevent us from executing our growth strategy and negatively impact our business. Changes in the royalty market, including its structure, participants growth rate, changes in preferred methods of financing and capital raising in the biopharmaceutical industry, or a reduction in the growth of the biopharmaceutical industry, could lead to diminished opportunities for us to acquire royalties, fewer royalties (or fewer royalties of significant scale) being available, or increased competition for royalties. Even if we continue to acquire royalties, they generally will not generate a meaningful return for a period of several years, if at all, due to transaction structures, circumstances relating to the underlying products or other factors. As a result, we may not be able to continue to acquire royalties or otherwise grow our business as we have in the past, or at all.

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
As of March 31, 2025, our total principal amount of senior unsecured notes outstanding was $7.8 billion. In addition, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). Except for RP Holdings, our subsidiaries that do not guarantee the senior unsecured notes will have no obligation, contingent or otherwise, to pay amounts due under the senior unsecured notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.

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
While our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 64% of our Royalty Receipts in the first quarter of 2025. In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition or results of operations.

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

Risks Relating to Our Internalization
The Internalization may not close due to a variety of factors, and, even if it does close, we may not realize the anticipated benefits.
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

The outbreak of infectious or contagious diseases, could adversely affect our results of operations, financial condition and cash flows.
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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the first quarter of 2025 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2025 - January 31, 2025	11,181	$31.08	11,181	$2,662,601
February 1, 2025 - February 28, 2025	3,619	32.27	3,619	2,545,796
March 1, 2025 - March 31, 2025	7,855	32.96	7,855	2,286,939
Total	22,655	31.92	22,655
(1)On January 10, 2025, our board of directors authorized a new share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. This new share repurchase program replaces the unused capacity under the previous share repurchase program that was authorized in March 2023. The share repurchase program expires on June 23, 2027. The share repurchase program does not obligate us to acquire a minimum amount of our Class A ordinary shares. Under the share repurchase program, Class A ordinary shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The maximum dollar value of shares that may yet be purchased under the program represents the remaining amount available under the new share repurchase program.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the first quarter of 2025, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

Item 6.         EXHIBITS

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
2.1	Amendment No. 1 to the Membership Interests Purchase Agreement, dated April 11, 2025, among Royalty Pharma Holdings Ltd, Royalty Pharma plc and Pablo Legorreta.
10.1*
Amended and Restated Revolving Credit Agreement, dated as of September 15, 2021, as amended by Amendment No. 1, dated as of October 31, 2022, as amended by Amendment No. 2, dated as of May 16, 2023, as amended by Amendment No. 3, dated as of December 22, 2023, as amended by Amendment No. 4, dated as of January 24, 2024, as amended by Amendment No.5, dated as of April 8,2025. among Royalty Pharma plc, Royalty Pharma Holdings Ltd., Bank of America, N.A., as Administrative Agent, the other parties thereto, and the lenders and issuing banks from time to time party thereto

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALTY PHARMA PLC
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: May 8, 2025

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: May 8, 2025