Form 10-Q
period 2025-06-30
Royalty Pharma plc
filed 2025-08-06
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 1, 2025, Royalty Pharma plc had 432,293,050 Class A ordinary shares outstanding and 150,881,248 Class B ordinary shares outstanding.

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
•our ability to attract and retain highly talented professionals;
•our ability to achieve the benefits of internalizing our formerly external manager;
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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of June 30,	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$631,908	$929,026
Financial royalty assets	842,938	783,770
Available for sale debt securities	13,200	58,200
Other royalty income receivable	27,743	26,956
Other current assets	4,452	4,187
Total current assets	1,520,241	1,802,139

Financial royalty assets, net	15,134,291	15,127,158
Equity securities	110,529	186,960
Available for sale debt securities	271,900	693,500
Equity method investments	275,914	379,424
Goodwill	924,634	—
Other assets	85,491	33,534
Total assets	$18,323,000	$18,222,715

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to non-controlling interests	$98,197	$75,811
Accounts payable and accrued liabilities	20,209	13,370
Interest payable	85,609	98,062
Current portion of long-term debt	999,436	997,773
Other current liabilities	3,075	68,600
Total current liabilities	1,206,526	1,253,616

Long-term debt	7,003,063	6,614,653
Accrued compensation liabilities	467,143	—
Other liabilities	143,328	12,080
Total liabilities	8,820,060	7,880,349
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2025–432,288 and 2024–445,985	44	45
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2025–150,881 and 2024–143,128	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2025–50 and 2024–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2025–409,032 and 2024–392,255	—	—
Additional paid-in capital	4,127,665	4,103,482
Retained earnings	2,222,750	2,845,653
Non-controlling interests	3,155,030	3,395,785
Treasury interests	(2,612)	(2,662)
Total shareholders’ equity	9,502,940	10,342,366

Total liabilities and shareholders’ equity	$18,323,000	$18,222,715

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Income and other revenues
Income from financial royalty assets	$550,418	$512,865	$1,089,908	$1,054,411
Other royalty income and revenues	28,247	24,402	57,004	50,834
Total income and other revenues	578,665	537,267	1,146,912	1,105,245

Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(203,938)	212,429	(331,078)	796,029
Provision for credit losses on unfunded commitments	92,535	—	92,535	—
Research and development funding expense	300,500	500	351,000	1,000
General and administrative expenses	179,769	54,708	290,475	112,360
Total operating expense, net	368,866	267,637	402,932	909,389

Operating income	209,799	269,630	743,980	195,856

Other (income)/expense
Equity in (earnings)/losses of equity method investees	(2,693)	(1,703)	(9,136)	12,446
Interest expense	68,668	49,013	133,929	93,245
Losses on derivative financial instruments	2,000	—	3,000	—
Losses/(gains) on equity securities	30,553	47,124	76,431	(30,606)
Losses/(gains) on available for sale debt securities	27,420	200	30,701	(46,220)
Interest income	(8,327)	(13,381)	(19,617)	(20,798)
Other non-operating expenses/(income), net	1,543	(6,000)	4,604	(2,315)
Total other expense, net	119,164	75,253	219,912	5,752
Consolidated net income before tax	90,635	194,377	524,068	190,104
Income tax expense	—	—	—	—
Consolidated net income	90,635	194,377	524,068	190,104

Net income attributable to non-controlling interests	60,459	92,373	255,543	83,322

Net income attributable to Royalty Pharma plc	$30,176	$102,004	$268,525	$106,782

Earnings per Class A ordinary share:
Basic	$0.07	$0.23	$0.63	$0.24
Diluted	$0.07	$0.23	$0.62	$0.24
Weighted average Class A ordinary shares outstanding:
Basic	423,514	451,020	429,464	449,822
Diluted	562,298	596,912	570,157	597,195

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	425,590	$43	140,870	$—	50	$63	394,513	$—	$4,210,531	$2,480,664	$3,100,010	$(2,654)	$9,788,657
Contributions	—	—	—	—	—	—	—	—	—	—	5,298	—	5,298
Distributions	—	—	—	—	—	—	—	—	—	—	(136,929)	—	(136,929)
Dividends ($0.22 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(93,310)	—	—	(93,310)
Other exchanges	14,519	2	(14,519)	—	—	—	14,519	—	(25,186)	—	25,142	42	—
Share issuances for EPAs, Equity Incentive Plans and related share-based compensation	678	—	—	—	—	—	—	—	21,114	(418)	44,050	—	64,746
Shares and share-based awards issued for Internalization	—	—	24,530	—	—	—	—	—	3,778	—	57,000	—	60,778
Repurchases of Class A ordinary shares	(8,499)	(1)	—	—	—	—	—	—	(82,572)	(194,362)	—	—	(276,935)
Net income	—	—	—	—	—	—	—	—	—	30,176	60,459	—	90,635
Balance at June 30, 2025	432,288	$44	150,881	$—	50	$63	409,032	$—	$4,127,665	$2,222,750	$3,155,030	$(2,612)	$9,502,940

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	450,981	$45	146,456	$—	50	$63	388,927	$—	$4,074,849	$2,427,448	$3,363,965	$(2,654)	$9,863,716
Contributions	—	—	—	—	—	—	—	—	—	—	2,141	—	2,141
Distributions	—	—	—	—	—	—	—	—	—	—	(129,728)	—	(129,728)
Dividends ($0.21 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(94,943)	—	—	(94,943)
Other exchanges	1,128	—	(1,128)	—	—	—	1,128	—	53,192	—	(53,185)	(7)	—
Share-based compensation and related issuances of Class A ordinary shares	73	—	—	—	—	—	—	—	681	—	—	—	681
Repurchases of Class A ordinary shares	(3,117)	—	—	—	—	—	—	—	(28,168)	(56,258)	—	—	(84,426)
Net income	—	—	—	—	—	—	—	—	—	102,004	92,373	—	194,377
Balance at June 30, 2024	449,065	$45	145,328	$—	50	$63	390,055	$—	$4,100,554	$2,378,251	$3,275,566	$(2,661)	$9,751,818

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	445,985	$45	143,128	$—	50	$63	392,255	$—	$4,103,482	$2,845,653	$3,395,785	$(2,662)	$10,342,366
Contributions	—	—	—	—	—	—	—	—	—	—	7,551	—	7,551
Distributions	—	—	—	—	—	—	—	—	—	—	(308,373)	—	(308,373)
Dividends ($0.44 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(188,667)	—	—	(188,667)
Other exchanges	16,777	2	(16,777)	—	—	—	16,777	—	296,474	—	(296,526)	50	—
Share issuances for EPAs, Equity Incentive Plans and related share-based compensation	680	—	—	—	—	—	—	—	21,629	(418)	44,050	—	65,261
Shares and share-based awards issued for Internalization	—	—	24,530	—	—	—	—	—	3,778	—	57,000	—	60,778
Repurchases of Class A ordinary shares	(31,154)	(3)	—	—	—	—	—	—	(297,698)	(702,343)	—	—	(1,000,044)
Net income	—	—	—	—	—	—	—	—	—	268,525	255,543	—	524,068
Balance at June 30, 2025	432,288	$44	150,881	$—	50	$63	409,032	$—	$4,127,665	$2,222,750	$3,155,030	$(2,612)	$9,502,940

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	446,692	$45	150,743	$—	50	$63	384,640	$—	$4,011,435	$2,517,583	$3,557,792	$(2,629)	$10,084,289
Contributions	—	—	—	—	—	—	—	—	—	—	4,553	—	4,553
Distributions	—	—	—	—	—	—	—	—	—	—	(254,139)	—	(254,139)
Dividends ($0.42 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(188,748)	—	—	(188,748)
Other exchanges	5,415	—	(5,415)	—	—	—	5,415	—	115,994	—	(115,962)	(32)	—
Share-based compensation and related issuances of Class A ordinary shares	75	—	—	—	—	—	—	—	1,293	—	—	—	1,293
Repurchases of Class A ordinary shares	(3,117)	—	—	—	—	—	—	—	(28,168)	(56,258)	—	—	(84,426)
Net income	—	—	—	—	—	—	—	—	—	106,782	83,322	—	190,104
Purchase of non-controlling interest in RPCT	—	—	—	—	—	—	—	—	—	(1,108)	—	—	(1,108)
Balance at June 30, 2024	449,065	$45	145,328	$—	50	$63	390,055	$—	$4,100,554	$2,378,251	$3,275,566	$(2,661)	$9,751,818

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Cash collections from financial royalty assets	$1,556,262	$1,414,324
Cash collections from intangible royalty assets	417	14,030
Other royalty cash collections	55,810	49,523
Distributions from equity method investees	13,396	13,396
Interest received	20,687	20,914
Development-stage funding payments	(351,000)	(1,000)
Payments for operating and professional costs	(195,721)	(108,572)
Payments for Employee EPAs	(173)	—
Interest paid	(139,618)	(79,768)
Net cash provided by operating activities	960,060	1,322,847

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(74,190)	—
Distributions from equity method investees	99,250	8,908
Investments in equity method investees	—	(10,955)
Purchases of equity securities	(4,427)	(50,000)
Proceeds from equity securities	—	98,575
Purchases of available for sale debt securities	(75,000)	(150,000)
Proceeds from available for sale debt securities	15,466	4,320
Proceeds from sales of available for sale debt securities	510,553	—
Acquisitions of financial royalty assets	(2,171)	(814,712)
Acquisitions of other financial assets	—	(18,000)
Milestone payments	(268,600)	(50,000)
Other	(8,946)	2,038
Net cash provided by/(used in) investing activities	191,935	(979,826)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(173,845)	(179,523)
Distributions to continuing non-controlling interests	(92,438)	(62,693)
Dividends to shareholders	(188,598)	(188,748)
Repurchases of Class A ordinary shares	(1,000,353)	(79,999)
Contributions from legacy non-controlling interests - R&D	439	308
Contributions from non-controlling interests - other	5,682	2,288
Proceeds from issuance of long-term debt, net of discount	—	1,471,235
Debt issuance costs and other	—	(9,228)
Other	—	(9,027)
Net cash (used in)/provided by financing activities	(1,449,113)	944,613

Net change in cash and cash equivalents	(297,118)	1,287,634
Cash and cash equivalents, beginning of period	929,026	477,010
Cash and cash equivalents, end of period	$631,908	$1,764,644

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Purpose

Royalty Pharma plc is a public limited company that is incorporated under the laws of England and Wales and is a holding company. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. Our principal asset is a controlling equity interest in Royalty Pharma Holdings Ltd (“RP Holdings”), a private limited company incorporated under the laws of England and Wales. We conduct our business through RP Holdings and its subsidiaries.

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

Prior to May 16, 2025, we were externally managed by RP Management, LLC, a Delaware limited liability company (the “Legacy Manager” or “RPM”), pursuant to advisory and management agreements (collectively, the “Management Agreement”). On May 16, 2025, we completed the Internalization (as defined below) and became an integrated company with the former employees of RPM becoming employees of Royalty Pharma, LLC, a wholly-owned subsidiary of RP Holdings. Refer to Note 3–Internalization for additional discussion.

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

RP Holdings is owned by Royalty Pharma plc and, indirectly, by various partnerships (the “Continuing Investors Partnerships”) and, in addition, post-Internalization, by the Holders of RP Holdings Class E Interests (as defined below). RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management vehicle and is the successor to Royalty Pharma Investments, an Irish unit trust. In 2022, we became an indirect owner of an 82% economic interest in Royalty Pharma Investments ICAV, which was previously owned directly by Royalty Pharma Investments. In connection with the Internalization, Royalty Pharma Investments distributed all of its assets to Royalty Pharma Investments 2011 ICAV (together with Royalty Pharma Investments ICAV, “Old RPI”).

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate our initial public offering (“IPO”). Prior to the Exchange Offer, Royalty Pharma Investments was owned by various partnerships (the “Legacy Investors Partnerships”). Through the Exchange Offer, investors which represented 82% of the aggregate limited partnership in the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP and RPI International Holdings 2019, LP which are part of the Continuing Investors Partnerships. Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Royalty Pharma Investments which entitled us to 82% of the economics of its wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). In December 2023, we acquired the remaining 34% interest in RPCT owned by Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”).

We report four non-controlling interests:

1.The Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI, which is the only remaining historical non-controlling interest that existed prior to our IPO.
2.The Continuing Investors Partnerships’ indirect ownership in RP Holdings through their indirect ownership of RP Holdings’ Class B ordinary shares (the “RP Holdings Class B Interests”).
3.Pablo Legorreta’s ultimate ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”) which entitles him to receive Equity Performance Awards (the “Founder’s Equity”). See discussion in Note 5–Shareholders’ Equity.
4.The Sellers’ (as defined in Note 3–Internalization) indirect ownership in RP Holdings through their indirect ownership of RP Holdings’ Class E ordinary shares (the “RP Holdings Class E Interests”). In connection with the Internalization, we issued 24.5 million RP Holdings Class E Interests to the Sellers (the “Holders of RP Holdings Class E Interests”) as part of the transaction considerations.

The Continuing Investors Partnerships, the Founder’s Equity and the Holders of RP Holdings Class E Interests, collectively, are referred to as the “continuing non-controlling interests.”

All intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of available for sale debt securities, financial royalty assets, derivatives and receivables. The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, GSK, Roche, Johnson & Johnson, Biogen, Servier, AbbVie, Astellas, Pfizer and Gilead. As of June 30, 2025 and December 31, 2024, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 31% and 34% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2024 except for the following policy related to goodwill.

As a result of the Internalization (as defined below), we recorded goodwill which represents the excess of the total purchase price over the fair value of the net assets acquired. Goodwill has an indefinite life and therefore is not amortized under the provisions of ASC 350 – Intangibles – Goodwill and Other. We have one reporting unit and assess goodwill for impairment annually in the fourth quarter, or more frequently if there are indicators of impairment.

3. Internalization

On January 10, 2025, we entered into an agreement (as amended, the “Purchase Agreement”) with RPM, Royalty Pharma Manager, LLC, a Delaware limited liability company (“RP Manager”) and the Sellers (as defined below). Pursuant to the Purchase Agreement, RPM contributed substantially all of its previously held assets and liabilities to RP Manager and we agreed to acquire all of the equity interests of RP Manager from the Sellers (such transaction, the “Internalization”). The Sellers include our founder, chief executive officer and chairman, Pablo Legorreta, RPM I, LLC and RP MIP Holdings, LLC (“RP MIP Holdings”), as the former equity owners of RPM. The equity interest holders of RP MIP Holdings include our named executive officers and certain employees of the Legacy Manager, who became employees of Royalty Pharma, LLC, a wholly-owned subsidiary of RP Holdings, in connection with the Internalization. We completed the acquisition of RP Manager on May 16, 2025. We accounted for the acquisition as a business combination in accordance with ASC 805.

The announced transaction value for the Internalization of $1.1 billion included cash and 24.5 million newly issued RP Holdings Class E Interests, of which 1.7 million shares were recognized as part of the purchase price and 22.8 million shares are subject to vesting, with related share-based compensation expense to be recognized over the vesting period post-Internalization. The announced transaction value also reflected the assumption of a $380 million term loan. In accordance with ASC 805, the $380 million term loan was not included in the purchase price. Instead, it is reflected as a liability acquired in the preliminary allocation of purchase price below.

In addition, we issued replacement equity awards in the form of RSUs to employees and recognized a liability related to the Employee EPAs. As described and each term as defined in Note 5–Shareholders’ Equity, the Employee EPAs represent the participation of certain employees in the economic returns of the EPAs for a specific Portfolio (which exclude Founder’s Equity, which represents Mr. Legorreta’s retained EPAs). Accordingly, as of the closing of the Internalization, we included the portions of each of these components that are attributable to the pre-Internalization service period as part of the purchase price.

The following table presents the components of the total purchase price to acquire RP Manager (in thousands):

Cash	$81,950
Fair value of equity attributable to pre-Internalization service period:
RP Holdings Class E Interests	57,000
Employee RSUs	3,778
Employee EPAs	422,479
Total purchase price	$565,207

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RP Holdings Class E Interests

We issued 24.5 million RP Holdings Class E Interests and an equal number of Royalty Pharma plc Class B ordinary shares to the Sellers, with an aggregate fair value of $812.4 million based on our stock price of $33.12 upon the closing of the Internalization. Approximately 1.7 million of the RP Holdings Class E Interests valued at approximately $57.0 million, were considered to be attributable to services rendered pre-Internalization and were included as part of the purchase price. The remaining 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million are subject to straight-line vesting generally over five to nine years and forfeiture if vesting conditions are not met. We recognize the related share-based compensation expense over the corresponding vesting periods.

Employee RSUs

We issued approximately 316 thousand Class A ordinary shares as replacement awards to certain employees (the “Employee RSUs”) valued at $10.5 million based on our stock price of $33.12 upon the closing of the Internalization. Approximately $3.8 million of the Employee RSUs were considered to be attributable to service rendered pre-Internalization and were included as part of the purchase price. The remaining Employee RSUs are subject to straight-line vesting generally over a period up to four years and forfeiture if vesting conditions are not met.

Employee EPAs

As described and each term as defined in Note 5–Shareholders’ Equity, after the Internalization, employees who participate in the EPAs became employees of Royalty Pharma, LLC, a wholly-owned subsidiary of RP Holdings, and the service required for vesting became service required to be rendered to the Company. Accordingly, we began to account for the Employee EPAs under ASC 718 as compensation arrangements and began recognizing share-based compensation expense over the remaining post-Internalization service period. The Employee EPAs exclude Founder’s Equity, which represents Mr. Legorreta’s retained EPAs. The periodic cash distributions as tax advances related to the Employee EPAs are presented as an operating activity in the condensed consolidated statement of cash flows.

As a result of the Internalization, the fair value of approximately $422.5 million of the Employee EPAs was considered attributable to service rendered pre-Internalization and was included as part of the purchase price. The fair value of the remaining Employee EPAs is recorded as share-based compensation expense over the remaining vesting period. The fair value of the Employee EPAs is recognized as a liability within Accrued compensation liabilities on the condensed consolidated balance sheet and is estimated using a Monte Carlo simulation methodology. See Note 7–Fair Value Measurements and Financial Instruments for additional discussion.

Preliminary Allocation of the Purchase Price

We allocated the purchase price to the estimated fair values of assets and liabilities acquired. The purchase price allocation is based on management’s estimates and assumptions, as well as information compiled by management. Our estimates and assumptions are subject to change during the measurement period of up to twelve months from the date of the Internalization as further information becomes available. The excess of the total purchase price over the fair value of the net assets acquired was allocated to goodwill. The goodwill recorded as part of the Internalization includes the assembled workforce and synergies resulting from the Internalization.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of a preliminary allocation of the purchase price (in thousands):

	Preliminary allocation of purchase price	Location on Condensed Consolidated Balance Sheet
Cash and cash equivalents	$7,535	Cash and cash equivalents
Other current assets	1,458	Other current assets
Property, plant and equipment	23,085	Other assets
Operating lease right of use asset	20,967	Other assets
Other assets	172	Other assets
Accounts payable and accrued liabilities	(1,867)	Accounts payable and accrued liabilities
Interest payable	(3,822)	Interest payable
Term Loan	(380,000)	Long-term debt
Operating lease liabilities, current	(2,749)	Other current liabilities
Operating lease liabilities	(18,218)	Other liabilities
Other liabilities	(5,988)	Other liabilities
Goodwill	924,634	Goodwill
Total purchase price	$565,207

Following the Internalization, we no longer pay Operating and Personnel Payments (as defined in Note 16–Related Party Transactions). The Internalization did not result in the recognition of gains or losses in the condensed consolidated statements of operations.

For the second quarter and first six months of 2025, we recorded approximately $15.0 million and $28.7 million of acquisition-related costs within General and administrative expenses in the condensed consolidated statements of operations, respectively. Of the $28.7 million in acquisition-related costs for the first six months of 2025, $26.6 million was paid and included within Payments for operating and professional costs on the condensed consolidated statement of cash flows. These costs are primarily related to legal, advisory and professional services.

For the second quarter and first six months of 2025, approximately 63% and 39% of the total General and administrative expenses were related to costs incurred by the RP Manager and its subsidiaries, respectively. These costs primarily consisted of employee compensation expenses, including share-based compensation.

Pro Forma Information (Unaudited)

The unaudited pro forma results presented below are for informational purposes only and are not necessarily indicative of what our actual results of operations would have been had the Internalization occurred at the beginning of 2024 nor are they indicative of our results of operations for future periods. The following table summarizes the pro forma consolidated information assuming we had completed the Internalization on January 1, 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Pro forma revenue	$578,665	$537,267	$1,146,912	$1,105,245
Pro forma net income(1)	130,987	154,581	593,231	52,307
(1)For the first six months of 2024, pro forma net income includes $28.7 million related to a pro-forma adjustment for non-recurring acquisition costs incurred.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Share-Based Compensation

We record share-based compensation expense on a straight-line basis over the corresponding service-based vesting periods within General and administrative expenses in the condensed consolidated statements of operations. We have elected to account for forfeitures as they occur. In the second quarter and first six months of 2024, we did not recognize material share-based compensation expense. Our share-based compensation expense for the second quarter and first six months of 2025 is comprised of the following (in thousands):

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
RP Holdings Class E Interests	$44,050	$44,050
Employee EPAs	45,732	45,732
Employee and Director RSUs	1,262	1,965
Total Share-Based Compensation	$91,044	$91,747

RP Holdings Class E Interests

In connection with the Internalization, approximately 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million will be expensed generally over vesting periods ranging from five to nine years.

In the second quarter and first six months of 2025, we recorded $44.0 million of share-based compensation expense related to the RP Holdings Class E Interests. As of June 30, 2025, we had $711.4 million of unrecognized compensation expense related to 21.5 million RP Holdings Class E Interests that is expected to vest over a weighted average period of 6.0 years.

Employee EPAs

In accordance with ASC 718, we accounted for the Employee EPAs as liability-classified share-based compensation arrangements. The Employee EPAs are subject to a service-based vesting period, generally four years, commencing at the start of each respective Portfolio (as defined in Note 5–Shareholders’ Equity).

As a result of the Internalization, the fair value of approximately $422.5 million of the Employee EPAs is attributable to service rendered pre-Internalization and recognized as a liability within Accrued compensation liabilities on the condensed consolidated balance sheet.

The fair value of the remaining Employee EPAs is recognized as share-based compensation expense over the remaining vesting period. We remeasure the fair value of the Employee EPAs at each reporting date with changes in the fair value recognized as part of share-based compensation expense.

In the second quarter and first six months of 2025, we recorded $45.7 million of share-based compensation expense related to the Employee EPAs. As of June 30, 2025, we had $103.5 million of unrecognized expense related to the Employee EPAs which is expected to vest over a weighted average period of 2.1 years.

2025 Equity Incentive Plan

On May 16, 2025, in connection with the Internalization, the Royalty Pharma plc 2025 Equity Incentive Plan became effective and 2 million Class A ordinary shares were authorized for issuance to employees and consultants. RSUs granted under the plan generally vest over a period of up to four years. In the second quarter and first six months of 2025, we did not recognize material share-based compensation expense related to the RSUs.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares were authorized for issuance in the form of RSUs to our independent directors. RSUs granted under the plan generally vest over one year. In the second quarter and first six months of 2025 and 2024, we did not recognize material share-based compensation expense related to the RSUs.

5. Shareholders’ Equity

Capital Structure

Royalty Pharma plc has two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. The Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of June 30, 2025, Royalty Pharma plc has 432,288 thousand Class A ordinary shares and 150,881 thousand Class B ordinary shares outstanding.

An exchange agreement entered into by, among others, Royalty Pharma plc, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP, RPI EPA Vehicle, LLC and certain recipients nominated by the Sellers (as amended from time to time, the “Exchange Agreement”) facilitates the exchange of RP Holdings Class E Interests and the exchange of RP Holdings Class B Interests for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B Interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of Class B ordinary shares as deferred shares. Such deferred shares are non-voting and do not confer a right to participate in our profits or any right to receive dividends. As of June 30, 2025, Royalty Pharma plc has 409,032 thousand deferred shares outstanding.

In addition, Royalty Pharma plc issued 50 thousand Class R redeemable shares, which do not entitle the holder to voting or dividend rights. As required by the U.K. Companies Act 2006, the Class R redeemable shares were issued to ensure sufficient sterling denominated share capital. The Class R redeemable shares may be redeemed at our option in the future. Any such redemption would be at the nominal value of £1 each.

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a new share repurchase program, which replaced the share repurchase program approved in March 2023, under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. The authorization for the new share repurchase program expires June 23, 2027. In the first six months of 2025, we repurchased 31.2 million shares at a cost of approximately $1.0 billion. In the first six months of 2024, we repurchased 3.1 million shares at a cost of approximately $84.4 million. As of June 30, 2025, approximately $2.0 billion remained available under the new share repurchase program.

In connection with our repurchase of Class A ordinary shares that began in the second quarter of 2023, RP Holdings also began to retire a corresponding number of RP Holdings’ Class A ordinary shares (“RP Holdings Class A Interests”) held by us which reduces our ownership in RP Holdings and which is reflected through Other exchanges in the tables below and in our condensed consolidated statements of shareholders’ equity.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Controlling Interests

The changes in the balances of our non-controlling interests are as follows (in thousands):

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	RP Holdings Class E Interests Holders	Total
March 31, 2025	$1,168,548	$1,931,462	$—	$—	$3,100,010
Contributions	4,050	1,248	—	—	5,298
Distributions	(97,517)	(33,052)	(963)	(5,397)	(136,929)
Other exchanges	—	(208,523)	—	233,665	25,142
Internalization	—	—	—	57,000	57,000
Share-based compensation	—	—	—	44,050	44,050
Net income	48,943	9,671	963	882	60,459
June 30, 2025	$1,124,024	$1,700,806	$—	$330,200	$3,155,030

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	Total
March 31, 2024	$1,238,019	$2,125,946	$—	$3,363,965
Contributions	1,279	862	—	2,141
Distributions	(99,046)	(30,682)	—	(129,728)
Other exchanges	—	(53,185)	—	(53,185)
Net income	59,467	32,906	—	92,373
June 30, 2024	$1,199,719	$2,075,847	$—	$3,275,566

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity(1)	RP Holdings Class E Interests Holders	Total
December 31, 2024	$1,188,340	$2,207,445	$—	$—	$3,395,785
Contributions	5,314	2,237	—	—	7,551
Distributions	(195,422)	(65,114)	(42,440)	(5,397)	(308,373)
Other exchanges	—	(530,191)	—	233,665	(296,526)
Internalization	—	—	—	57,000	57,000
Share-based compensation	—	—	—	44,050	44,050
Net income	125,792	86,429	42,440	882	255,543
June 30, 2025	$1,124,024	$1,700,806	$—	$330,200	$3,155,030
(1)Amounts represent the entirety of the EPAs prior to the Internalization and only the Founder’s Equity portion after the Internalization.

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	Total
December 31, 2023	$1,339,716	$2,218,076	$—	$3,557,792
Contributions	2,572	1,981	—	4,553
Distributions	(191,446)	(62,693)	—	(254,139)
Other exchanges	—	(115,962)	—	(115,962)
Net income	48,877	34,445	—	83,322
June 30, 2024	$1,199,719	$2,075,847	$—	$3,275,566

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Continuing Investors Partnerships

The Continuing Investors Partnerships hold the number of Class B ordinary shares equal to the number of RP Holdings Class B Interests indirectly held by them. As the Continuing Investors Partnerships exchange RP Holdings Class B Interests indirectly held by them for Class A ordinary shares, the Continuing Investors Partnerships’ indirect ownership in RP Holdings decreases.

Founder’s Equity

In 2020, RP Holdings issued the RP Holdings Class C Special Interest which entitles the holder, through RPI EPA Vehicle, LLC and other intermediary entities that are ultimately controlled by our founder and Chief Executive Officer, Pablo Legorreta, to receive distributions of Equity Performance Awards (the “Founder’s Equity”).

Equity Performance Awards (“EPAs”) represent 20% of the Net Economic Profit (defined below) generated from investments made during each two-year investment period (each, a “Portfolio”). Net Economic Profit is defined as the aggregate cash receipts for all investments in a Portfolio, less Total Expenses, which is defined as interest expense, operating expense, and recovery of acquisition cost related to that Portfolio. Distributions of EPAs occur only upon the satisfaction of specified performance and return thresholds. EPAs are generally settled in RP Holdings Class B Interests, which are immediately exchanged upon issuance for Class A ordinary shares. A portion of the EPAs may be paid in cash as a tax advance to cover income tax obligations incurred by the beneficial owners of the RP Holdings Class C Special Interest.

Mr. Legorreta granted ownership units in the entities that hold the RP Holdings Class C Special Interest to certain employees of RPM. These grants allow such employees to participate on a pro rata basis in the economic returns of the EPAs for a specific Portfolio (the “Employee EPAs”). In exchange for participation in the EPAs, these employees agreed to render services to RPM for generally four years, commencing at the beginning of each Portfolio.

Prior to the Internalization, the service requirement for employee participation in the EPAs was previously tied to services rendered to RPM, which was not a consolidated entity. Accordingly, Founder’s Equity, including the employee participation in the EPAs, was accounted for as a non-controlling interest. Post-Internalization, Founder’s Equity only included Mr. Legorreta’s retained EPAs which was accounted for as a non-controlling interest.

In the second quarter and first six months of 2025, we recognized $1.0 million and $42.4 million of distributions related to Founder’s Equity and recorded a corresponding amount as net income allocated to non-controlling interests, respectively. Out of the $42.4 million in the first six months of 2025, $21.9 million was distributed in cash as a tax advance and presented as a financing activity in the condensed consolidated statement of cash flows, $19.7 million was settled in shares in the second quarter of 2025 and the remaining of $0.8 million is expected to be settled in shares in the third quarter of 2025. The unsettled portion as of June 30, 2025 is recorded within Distributions payable to non-controlling interests on the condensed consolidated balance sheet.

Holders of RP Holdings Class E Interests

We issued 24.5 million RP Holdings Class E Interests as part of the transaction consideration for the Internalization, all of which are outstanding as of June 30, 2025. The Holders of RP Holdings Class E Interests represent a non-controlling interest. The change in RP Holdings ownership following the issuance of RP Holdings Class E Interests is reflected through Other exchanges in the above tables and in our condensed consolidated statements of shareholders’ equity. The Holders of RP Holdings Class E Interests are entitled to any dividends and distributions from RP Holdings pro rata (on a per share basis) and on a pari passu basis with each RP Holdings Class A Interest and RP Holdings Class B Interest. Upon vesting, the RP Holdings Class E Interests are exchangeable on a one-for-one basis for Royalty Pharma plc Class A ordinary shares. As of June 30, 2025, 718.8 thousand of RP Holdings Class E Interests are vested.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Controlling Interests Ownership

The changes in RP Holdings ownership among the Continuing Investors Partnerships, the Holders of RP Holdings Class E Interests and us are reflected through Other exchanges in the above tables and in our condensed consolidated statements of shareholders’ equity. These changes typically result from activities during the period, including (1) the exchanges of RP Holding Class B Interests for Class A ordinary shares, (2) retirement of RP Holdings Class A Interests in connection with our repurchase of Class A ordinary shares and (3) the exchanges of RP Holding Class E Interests for Class A ordinary shares.

As of June 30, 2025, the ownership of RP Holdings was as follows: 4% by the Holders of RP Holdings Class E Interests, 22% by the Continuing Investors Partnerships and 74% by Royalty Pharma plc. As of June 30, 2024, the ownership of RP Holdings was as follows: 24% by the Continuing Investors Partnerships and 76% by Royalty Pharma plc.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests and RP Holdings Class E Interests are entitled to dividends and distributions from RP Holdings. In the first six months of 2025, we declared and paid two quarterly cash dividend of $0.22 per Class A ordinary share in an aggregate amount of $188.7 million to holders of our Class A ordinary shares.

6. Available for Sale Debt Securities

Funding Arrangements with Cytokinetics

In May 2024, we expanded our funding collaboration with Cytokinetics, Incorporated (“Cytokinetics”). As part of the expanded funding collaboration, we provided funding of $100 million for Cytokinetics’ Phase 3 clinical trial of omecamtiv mecarbil (“Cytokinetics Development Funding”) and amended the funding agreement that we entered into with Cytokinetics in 2022 to provide two additional funding tranches (as amended, “Cytokinetics Commercial Launch Funding”). Following the amendment in May 2024, the Cytokinetics Commercial Launch Funding is comprised of seven tranches with total funding of up to $525 million.

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

Out of the seven tranches of the Cytokinetics Commercial Launch Funding, we have funded a total of $175 million under tranches one, four, and six as of June 30, 2025, including the required minimum draw in April 2025. Tranches two and three are no longer available because the related regulatory milestones were not met. Tranches five and seven, which provide for draws up to $100 million and $175 million, respectively, are available for draw upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”) and have a one-year draw period from the date when such contingency is met. The fifth tranche became available in the fourth quarter of 2024 after the contingency was met and will remain available through the fourth quarter of 2025. The contingency for tranche seven has not been met as of June 30, 2025. For tranches one, four, five, six and seven, we expect a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter of the funding date of each tranche. In the fourth quarter of 2023, we began receiving quarterly repayments on tranche one.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We elected the fair value option to account for the Cytokinetics Development Funding and the Cytokinetics Commercial Launch Funding (collectively the “Cytokinetics Funding Arrangements”) as it most accurately reflects the nature of the funding arrangements. The funded Cytokinetics Funding Arrangements are recorded within Available for sale debt securities on the condensed consolidated balance sheets. We recognized the Cytokinetics Funding Commitments at fair value within Other liabilities on the condensed consolidated balance sheets. The changes in the fair value of the funded Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments are recorded within Losses/(gains) on available for sale debt securities in the condensed consolidated statements of operations.

Further, as part of the expanded funding collaboration in May 2024, we purchased Cytokinetics common stock and provided funding for clinical trials of CK-586 in exchange for a royalty, which is further described in Note 7–Fair Value Measurements and Financial Instruments. Lastly, the funding collaboration also included the restructuring of our royalty on aficamten.

The table below summarizes the components of our funding collaboration with Cytokinetics, including the expanded funding collaboration in May 2024 and related funding status as of June 30, 2025 (in thousands):

	Funded	Potential Future Draw	Total
Cytokinetics Commercial Launch Funding	$175,000	$275,000	$450,000
Cytokinetics Development Funding	100,000	—	100,000
Cytokinetics R&D Funding Derivative(1)	50,000	150,000	200,000
Cytokinetics Common Stock	50,000	—	50,000
Total	$375,000	$425,000	$800,000
(1)Related to our funding for the clinical trials of CK-586. We have the option to fund up to an additional $150 million. See Note 7–Fair Value Measurements and Financial Instruments for additional discussion.

MorphoSys Development Funding Bonds

In September 2022, we provided MorphoSys funding of $300 million (“MorphoSys Development Funding Bonds”), for which we began receiving quarterly repayments in the fourth quarter of 2024. MorphoSys was acquired by Novartis in 2024. In January 2025, the MorphoSys Development Funding Bonds were sold for approximately $511 million.

We elected the fair value option to account for the MorphoSys Development Funding Bonds as it most accurately reflects the nature of the instrument. The MorphoSys Development Funding Bonds were recorded within Available for sale debt securities on the condensed consolidated balance sheet. The changes in the fair value of the MorphoSys Development Funding Bonds were recorded within Losses/(gains) on available for sale debt securities in the condensed consolidated statement of operation.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our available for sale debt securities recorded at fair value (in thousands):

	Cost	Unrealized Gains/(Losses)	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of June 30, 2025
Debt securities(1)	$283,715	$1,385	$285,100	$13,200	$271,900	$—	$285,100
Funding commitments(2)	(16,600)	(10,600)	(27,200)	—	—	(27,200)	(27,200)
Total	$267,115	$(9,215)	$257,900	$13,200	$271,900	$(27,200)	$257,900

As of December 31, 2024
Debt securities(1)	$516,329	$235,371	$751,700	$58,200	$693,500	$—	$751,700
Funding commitments(2)	(12,300)	220	(12,080)	—	—	(12,080)	(12,080)
Total	$504,029	$235,591	$739,620	$58,200	$693,500	$(12,080)	$739,620
(1)The cost related to tranches one and six of the Cytokinetics Commercial Launch Funding and the cost for the Cytokinetics Development Funding reflect the fair values on their respective funding dates. As of June 30, 2025 and December 31, 2024, the cost related to tranche four of the Cytokinetics Commercial Launch Funding and the cost of the MorphoSys Development Funding Bonds, respectively, represent the amounts funded. The costs are amortized as quarterly repayments are received. The MorphoSys Development Funding Bonds were sold in January 2025.
(2)The costs associated with the Cytokinetics Funding Commitments represent the fair values on their respective transaction dates.

7. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$151,083	$—	$—	$151,083	$568,317	$—	$—	$568,317
Available for sale debt securities(2)	—	—	13,200	13,200	—	—	58,200	58,200
Total current assets	$151,083	$—	$13,200	$164,283	$568,317	$—	$58,200	$626,517

Equity securities(3)	108,288	—	2,241	110,529	184,719	—	2,241	186,960
Available for sale debt securities(2)	—	—	271,900	271,900	—	—	693,500	693,500
Cytokinetics R&D Funding Derivative(4)	—	—	9,000	9,000	—	—	12,000	12,000
Royalty at fair value(3)	—	—	5,323	5,323	—	—	5,323	5,323
Total non-current assets	$108,288	$—	$288,464	$396,752	$184,719	$—	$713,064	$897,783

Liabilities:
Cytokinetics Funding Commitments	—	—	(27,200)	(27,200)	—	—	(12,080)	(12,080)
Employee EPAs(5)	—	—	(467,143)	(467,143)	—	—	—	—
Total non-current liabilities	$—	$—	$(494,343)	$(494,343)	$—	$—	$(12,080)	$(12,080)
(1)Recorded within Cash and cash equivalents on the condensed consolidated balance sheets.
(2)Related to the funded Cytokinetics Funding Arrangements as of respective balance sheet dates. As of December 31, 2024, amount also included the MorphoSys Development Funding Bonds, which were sold in January 2025.
(3)The amounts reflected within Level 3 are related to equity securities and a revenue participation right acquired from ApiJect Holdings, Inc. (“ApiJect”), a private company. We estimated the fair values related to both instruments using a discounted cash flow with Level 3 inputs, including forecasted cash flows and the weighted average cost of capital. The revenue participation right was recorded within Other assets on the condensed consolidated balance sheets. See Note 10–Non-Consolidated Affiliates for additional discussion.
(4)Recorded within Other assets on the condensed consolidated balance sheets. See definition below.
(5)Recorded within Accrued compensation liabilities on the condensed consolidated balance sheet. See Note 4–Share-Based Compensation for additional discussion.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the second quarter and first six months of 2025, we recognized losses of $30.6 million and $76.4 million, respectively, on equity securities still held as of June 30, 2025. For the second quarter and first six months of 2024, we recognized losses of $46.1 million and $15.0 million, respectively, on equity securities still held as of June 30, 2025.

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended June 30, 2025
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value	Employee EPAs
Balance at the beginning of the period	$2,241	$231,100	$(17,900)	$11,000	$5,323	$—
Purchases	—	75,000	—	—	—	—
Initial recognition(1)	—	—	—	—	—	422,479
Changes in fair value(2)	—	(18,120)	(10,200)	(2,000)	—	38,457
Vested	—	—	—	—	—	7,275
Settled(3)	—	—	—	—	—	(1,068)
Settlement of forward(4)	—	—	900	—	—	—
Redemption(5)	—	(2,880)	—	—	—	—
Balance at the end of the period	$2,241	$285,100	$(27,200)	$9,000	$5,323	$467,143
(1)Amount reflects the portion of the Employee EPAs attributable to service rendered prior to the Internalization, recognized in connection with the Internalization, see Note 3–Internalization for additional discussion.
(2)Change in fair value of the Employee EPAs is recorded within General and administrative expenses in the condensed consolidated statement of operations. Changes in fair value of all other financial instruments are recorded within their respective financial statement line items in the Other (income)/expense section of the condensed consolidated statements of operations.
(3)The Employee EPAs are generally settled partially in shares and partially through periodic cash distributions required for tax advances.
(4)Amount reflects the fair value attributable to the required draw under tranche four of the Cytokinetics Commercial Launch Funding that was settled upon funding.
(5)Amount relates to the quarterly repayment on the Cytokinetics Commercial Launch Funding.

	For the Three Months Ended June 30, 2024
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value
Balance at the beginning of the period	$—	$502,700	$(3,220)	$—	$—
Purchases	46,500	150,000	—	18,000	—
Gains/(losses) on initial recognition(1)	—	5,000	(5,000)	—	—
Changes in fair value(2)	5,822	13,580	(13,780)	—	5,323
Redemptions(3)	—	(2,880)	—	—	—
Balance at the end of the period	$52,322	$668,400	$(22,000)	$18,000	$5,323
(1)Represents purchase price allocation to arrive at the appropriate fair value on initial recognition.
(2)Changes in fair value of the financial instruments are recorded within their respective financial statement line items in the Other (income)/expense section of the condensed consolidated statements of operations.
(3)Amount relates to the quarterly repayment on the Cytokinetics Commercial Launch Funding.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Six Months Ended June 30, 2025
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value	Employee EPAs
Balance at the beginning of the period	$2,241	$751,700	$(12,080)	$12,000	$5,323	$—
Purchases	—	75,000	—	—	—	—
Initial recognition(1)	—	—	—	—	—	422,479
Changes in fair value(2)	—	(15,581)	(15,920)	(3,000)	—	38,457
Vested	—	—	—	—	—	7,275
Settled(3)	—	—	—	—	—	(1,068)
Sales(4)	—	(510,553)	—	—	—	—
Settlement of forward(5)	—	—	800	—	—	—
Redemptions(6)	—	(15,466)	—	—	—	—
Balance at the end of the period	$2,241	$285,100	$(27,200)	$9,000	$5,323	$467,143
(1)Amount reflects the Employee EPAs attributable to service rendered prior to the Internalization, recognized in connection with the Internalization, see Note 3–Internalization for additional discussion.
(2)Change in fair value of the Employee EPAs is recorded within General and administrative expenses in the condensed consolidated statement of operations. Changes in the fair value of all other financial instruments are recorded within their respective financial statement line items in the Other (income)/expense section of the condensed consolidated statements of operations.
(3)The Employee EPAs are generally settled partially in shares and partially through periodic cash distributions required for tax advances.
(4)The MorphoSys Development Funding Bonds were sold in January 2025.
(5)Amount reflects the fair value attributable to the required draw under tranche four of the Cytokinetics Commercial Launch Funding that was settled upon funding.
(6)Amount relates to the quarterly repayments on the MorphoSys Development Funding Bonds prior to the sale and on the Cytokinetics Commercial Launch Funding.

	For the Six Months Ended June 30, 2024
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value
Balance at the beginning of the period	$297	$455,400	$(900)	$—	$1,778
Purchases	46,500	150,000	—	18,000	—
Gains/(losses) on initial recognition(1)	—	5,000	(5,000)	—	—
Changes in fair value(2)	5,525	62,320	(16,100)	—	3,545
Redemptions(3)	—	(4,320)	—	—	—
Balance at the end of the period	$52,322	$668,400	$(22,000)	$18,000	$5,323
(1)Represents purchase price allocation to arrive at the appropriate fair value on initial recognition.
(2)Changes in fair value of the financial instruments are recorded within their respective financial statement line items in the Other (income)/expense section of the condensed consolidated statement of operations.
(3)Amount relates to the quarterly repayments on the Cytokinetics Commercial Launch Funding.

Below is a discussion of the valuation inputs used for financial instruments classified as Level 3 measurement as of June 30, 2025 and December 31, 2024 in the fair value hierarchy. As of June 30, 2025 and December 31, 2024, we did not have any financial instruments recorded at fair value using Level 2 inputs.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We estimated the fair value of the Cytokinetics R&D Funding Derivative as of June 30, 2025 and December 31, 2024 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including the probabilities of us exercising the additional funding option, regulatory approvals and the occurrence of a change of control event during the duration of the arrangement. As of June 30, 2025 and December 31, 2024, we also assumed a risk-adjusted discount rate of 13.7% and 11.1%, respectively. Our estimate of expectation of timing and probabilities of us exercising the additional funding option, regulatory approvals and a change of control event, the risk-adjusted discount rate and the interest rate volatility could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments

We estimated the fair values of the funded Cytokinetics Funding Arrangements as of June 30, 2025 and December 31, 2024 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Funding Arrangements require significant judgement. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of June 30, 2025 and December 31, 2024 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of June 30, 2025 and December 31, 2024, this methodology incorporates Level 3 inputs, including the probability of a change of control event occurring during the investment term, an assumed interest rate volatility of 40.0% as of each date and an assumed risk-adjusted discount rate of 13.7% and 11.1%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

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

Employee EPAs

In connection with the Internalization, we recognized a liability related to the fair value of the Employee EPAs for the portion of the share-based compensation arrangement attributable to services rendered prior to the Internalization. We will increase the liability as we recognize share-based compensation for the remaining Employee EPAs attributable to the post-Internalization service-based vesting period. We remeasure the liability at fair value at each reporting date with changes recognized in share-based compensation expense. We estimated the fair value of the Employee EPAs as of the date of the Internalization and as of June 30, 2025 by using a Monte Carlo simulation under the option pricing framework, which is derived from the fair value of all of the underlying investments within the respective portfolio. The Monte-Carlo model also simulates the probability of satisfying the performance and return thresholds required for EPAs. See below for additional description of the Monte Carlo methodology.

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

We used a Monte Carlo simulation under the option pricing framework to calculate the fair value of our portfolio of financial royalty assets for disclosure as of June 30, 2025 and December 31, 2024. In 2024, we refined our methodology to calculate the fair value given the growing complexity of our royalty investments, which may include features such as milestone payments, royalty tiers, caps, and floors that could alter the cash flows based on future commercial, clinical or regulatory outcomes.

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

As of June 30, 2025, the estimated fair values of the current and non-current portions of financial royalty assets were $0.8 billion and $21.4 billion, respectively. As of June 30, 2025, approximately 11% of the current portion and 8% of the non-current portion of the financial royalty assets was attributable to the legacy non-controlling interests.

As of December 31, 2024, the estimated fair values of the current and non-current portions of financial royalty assets were $0.8 billion and $21.4 billion, respectively. As of December 31, 2024, approximately 9% of the current portion and 8% of the non-current portion of the financial royalty assets was attributable to the legacy non-controlling interests.

8. Financial Royalty Assets

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets are as follows (in thousands):

		As of June 30, 2025
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 9)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$5,017,659	$—	$5,017,659
Evrysdi	2035-2036	2,100,662	(330,332)	1,770,330
Trelegy	2029-2030	1,053,534	—	1,053,534
Voranigo	2038	970,268	—	970,268
Tysabri	(3)	1,238,602	(325,167)	913,435
Tremfya	2031-2032	936,511	(113,829)	822,682
Other	2025-2042	8,118,196	(2,472,170)	5,646,026
Total		$19,435,432	$(3,241,498)	$16,193,934
Less: Cumulative allowance for credit losses (Note 9)				(216,705)
Total current and non-current financial royalty assets, net				$15,977,229
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
(4)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 9–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

As of June 30, 2025, the balance of $16.0 billion above for total current and non-current financial royalty assets, net included $1.2 billion in unapproved financial royalty assets held at cost related to frexalimab for $522.6 million and other assets, including primarily olpasiran, pelacarsen and olanzapine (TEV-’749).

		As of December 31, 2024
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 9)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$5,126,521	$(259,353)	$4,867,168
Evrysdi	2035-2036	2,085,851	(378,565)	1,707,286
Trelegy	2029-2030	1,121,980	(66,647)	1,055,333
Tysabri	(3)	1,319,298	(276,134)	1,043,164
Voranigo	2038	946,588	—	946,588
Tremfya	2031-2032	935,069	(77,895)	857,174
Other	2025-2042	8,164,902	(2,492,565)	5,672,337
Total		$19,700,209	$(3,551,159)	$16,149,050
Less: Cumulative allowance for credit losses (Note 9)				(238,122)
Total current and non-current financial royalty assets, net				$15,910,928
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
(4)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 9–Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets

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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses (in thousands):

Activity for the Period
Balance at December 31, 2024(1)	$(3,789,281)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(358,493)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	668,154
Current period provision for credit losses, net	21,417
Balance at June 30, 2025	$(3,458,203)
(1)Includes $238.1 million related to cumulative allowance for credit losses.

10. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ApiJect

In April 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment in ApiJect is recorded within Equity securities and the change in fair value is recorded within Losses/(gains) on equity securities. The fair value of the revenue participation right is recorded within Other assets and the change in fair value is recorded within Other non-operating expenses/(income), net. No amounts were due from or to ApiJect related to the revenue participation right as of June 30, 2025 and December 31, 2024.

The Legacy SLP Interest

In connection with the Exchange Offer, we acquired a special limited partnership interest in the Legacy Investors Partnerships (the “Legacy SLP Interest”) from the Continuing Investors Partnerships for $303.7 million in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy SLP Interest entitles us to the equivalent of performance distribution payments that would have been paid to the general partner of the Legacy Investors Partnerships and an income allocation on a similar basis. Our income allocation is equal to the general partner’s former contractual rights to the income of the Legacy Investors Partnerships, net of amortization of the basis difference. The Legacy SLP Interest is accounted for under the equity method as we have the ability to exercise significant influence over the Legacy Investors Partnerships. The Legacy Investors Partnerships no longer participate in investment opportunities from June 30, 2020 and, as such, the value of the Legacy SLP Interest is expected to decline over time. The Legacy Investors Partnerships also indirectly own a non-controlling interest in Old RPI.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that report on a lag. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. Equity in earnings from the Legacy SLP Interest is recorded within Equity in (earnings)/losses of equity method investees. We recorded an income allocation of $2.4 million and $10.6 million in the second quarter and first six months of 2025, respectively. We recorded an income allocation of $4.7 million and a loss allocation of $4.7 million in the second quarter and first six months of 2024, respectively. We collected cash receipts from the Legacy SLP Interest of $62.4 million and $70.7 million, both of which reflected a one-time distribution, in the second quarter and first six months of 2025, respectively. We collected cash receipts from the Legacy SLP Interest of $3.9 million and $8.9 million in the second quarter and first six months of 2024, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. Equity in earnings from the Avillion Entities is recorded within Equity in (earnings)/losses of equity method investees. We recorded an income allocation of $0.3 million and a loss allocation of $1.5 million in the second quarter and first six months of 2025, respectively. We recorded loss allocations of $3.0 million and $7.8 million in the second quarter and first six months of 2024, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million in each of the first six months of 2025 and 2024, respectively.

In May 2018, we entered into an agreement with Avillion II, which was subsequently amended, to fund a total of $155 million over multiple years for a portion of the costs of Phase 2 and 3 clinical trials to advance Airsupra, formerly known as PT027, which was approved by the FDA in January 2023. Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. In the fourth quarter of 2024, Airsupra met the primary endpoint in the Phase 3 clinical trial and triggered a milestone payment of $55 million from AstraZeneca to Avillion II. We received our pro rata portion of the milestone of approximately $27.4 million from Avillion II in the first quarter of 2025. We received distributions of $0.6 million and $1.1 million from Avillion II related to the Airsupra royalty in the second quarter and first six months of 2025, respectively.

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of June 30, 2025 and December 31, 2024, we had unfunded commitments related to the Avillion Entities of $10.3 million.

11. Research and Development Funding Expense

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

We recognized R&D funding expense of $300.5 million and $351.0 million in the second quarter and first six months of 2025, respectively, primarily related to an upfront payment of $250.0 million to acquire royalties on daraxonrasib and the R&D funding arrangement for litifilimab. We recognized R&D funding expense of $0.5 million and $1.0 million in the second quarter and first six months of 2024, respectively, related to ongoing development-stage funding payments.

As of June 30, 2025, we had an unfunded commitment of $150 million related to the R&D funding arrangement with Biogen for litifilimab.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of June 30, 2025	As of December 31, 2024
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
Term Loan	See below	7/2027	380,000	—
Unamortized debt discount and issuance costs			(177,501)	(187,574)
Total debt carrying value			8,002,499	7,612,426
Less: Current portion of long-term debt			(999,436)	(997,773)
Total long-term debt			$7,003,063	$6,614,653

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings and RP Manager, our non-wholly owned subsidiaries. We are required to comply with certain covenants under our Notes and as of June 30, 2025, we were in compliance with all applicable covenants.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2025 and December 31, 2024, the fair value of our outstanding Notes using Level 2 inputs was approximately $6.7 billion and $6.5 billion, respectively.

Term Loan

In connection with the Internalization, RP Holdings and RP Manager were each joined as a borrower under RPM’s then existing $380 million term loan (the “Term Loan”) with Bank of America, N.A (as amended, the “Loan Agreement”). Pablo Legorreta, Legorreta Investments, LLC and Legorreta Investments II LLC are guarantors under the Term Loan. Upon the closing of the Internalization, RPM was released as a borrower under the Term Loan. The Term Loan is subject to an interest rate, at our option, of either (i) the Daily SOFR plus 1.60% or (ii) Term SOFR plus 1.60%, each as defined in the Loan Agreement. Interest is payable in arrears quarterly. We made the first interest payment in July 2025. As of June 30, 2025, the carrying value of the Term Loan approximates fair value, as the interest rate is variable and reflects current market rates. The Term Loan is subject to certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio, (ii) a Consolidated Coverage Ratio, and (iii) a Consolidated Portfolio Cash Flow Ratio, each as described further below under the description of the Credit Agreement that governs the Revolving Credit Facility.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024 and April 8, 2025, we entered into Amendments No. 4 and 5, respectively, to the Credit Agreement to make certain technical modifications. As of June 30, 2025 and December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement that governs the Revolving Credit Facility and the amended loan agreement that governs the Term Loan contain certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, Portfolio Cash Flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. We were in compliance with the financial covenants as of June 30, 2025.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principal Payments on the Borrowings

The future principal payments for our borrowings as of June 30, 2025 are as follows (in thousands):

Year	Principal Payments
Remainder of 2025	$1,000,000
2026	—
2027	1,380,000
2028	—
2029	500,000
Thereafter	5,300,000
Total(1)	$8,180,000
(1)Excludes unamortized debt discount and issuance costs of $177.5 million as of June 30, 2025, which are amortized through interest expense over the remaining life of the underlying debt obligations.

13. Earnings per Share

In the second quarter and first six months of 2025, Class B ordinary shares contingently issuable for the EPAs were evaluated and included in the diluted earnings per share computation as certain conditions were met. In the second quarter and first six months of 2024, Class B ordinary shares contingently issuable for the Equity Performance Awards were evaluated and were determined not to have any dilutive impact.

In the second quarter of 2025, we issued 24.5 million RP Holdings Class E Interests and an equal number of Royalty Pharma plc Class B ordinary which, upon vesting, are exchangeable on a one-for-one basis for Royalty Pharma plc Class A ordinary shares. We use the “if-converted” method to determine the potentially dilutive effect related to the RP Holdings Class E Interests.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Consolidated net income	$90,635	$194,377	$524,068	$190,104
Less: Net income attributable to the Continuing Investors Partnerships	9,671	32,906	86,429	34,445
Less: Net income attributable to the Legacy Investors Partnerships	48,943	59,467	125,792	48,877
Less: Net income attributable to the Founder’s Equity(1)	963	—	42,440	—
Less: Net income attributable to the RP Holdings Class E Interests Holders	882	—	882	—
Net income attributable to Royalty Pharma plc - basic	30,176	102,004	268,525	106,782
Add: Reallocation of net income attributable to Continuing Investors Partnerships from the assumed exchanges of Class B ordinary shares	9,671	32,906	86,429	34,445
Add: Reallocation of net income attributable to the Holders of RP Holdings Class E Interests from the assumed exchanges of eligible Class B ordinary shares	26	—	26	—
Net income attributable to Royalty Pharma plc - diluted	$39,873	$134,910	$354,980	$141,227

Denominator
Weighted average Class A ordinary shares outstanding - basic	423,514	451,020	429,464	449,822
Add: Dilutive effects as shown separately below
Assumed exchanges of Class B ordinary shares by Continuing Investors Partnerships	138,348	145,849	140,151	147,330
Unvested RSUs	25	43	36	43
Shares contingently issuable for the Equity Performance Awards	48	—	323	—
Assumed exchanges of eligible Class B ordinary shares by Holders of RP Holdings Class E Interests	363	—	183	—
Weighted average Class A ordinary shares outstanding - diluted	562,298	596,912	570,157	597,195

Earnings per Class A ordinary share - basic	$0.07	$0.23	$0.63	$0.24
Earnings per Class A ordinary share - diluted	$0.07	$0.23	$0.62	$0.24
(1)Amounts represent the entirety of the EPAs prior to the Internalization and only the Founder’s Equity portion after the Internalization.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Consolidated net income	$524,068	$190,104
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,089,908)	(1,054,411)
Provision for changes in expected cash flows from financial royalty assets	(331,078)	796,029
Provision for credit losses on unfunded commitments	92,535	—
Share-based compensation	91,284	1,293
Amortization of debt discount and issuance costs	10,586	8,908
Losses on derivative financial instruments	3,000	—
Losses/(gains) on equity securities	76,431	(30,606)
Equity in (earnings)/losses of equity method investees	(9,136)	12,446
Distributions from equity method investees	13,396	13,396
Amortization of prepaid expenses	2,665	—
Losses/(gains) on available for sale debt securities	30,701	(46,220)
Depreciation	1,379	—
Other	2,658	(3,004)
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	1,556,262	1,414,324
Other royalty income receivable	(787)	(1,175)
Other current assets	(1,467)	15,772
Other assets	381	—
Accounts payable and accrued liabilities	3,697	(3,620)
Interest payable	(16,275)	4,570
Other liabilities	(332)	5,041
Net cash provided by operating activities	$960,060	$1,322,847

Non-cash investing and financing activities are summarized below (in thousands):

	For the Six Months Ended June 30,
	2025	2024
Accrued purchase obligation - frexalimab(1)	$—	$97,493
(1)Related to transaction costs from the acquisition of frexalimab that were unpaid as of June 30, 2024.

15. Commitments and Contingencies

Cytokinetics Funding Commitments

As of June 30, 2025, $275 million remained available under the Cytokinetics Funding Commitments.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolution Medicines Funding Commitments

In June 2025, we entered into a two part funding arrangement for up to $2 billion with Revolution Medicines, Inc. (“Revolution Medicines”). The funding arrangement is comprised of the purchase of a royalty on daraxonrasib and a senior secured term loan.

The royalty purchase is comprised of five $250 million tranches, totaling up to $1.25 billion. Out of the five tranches, the first tranche was funded upon closing. Revolution Medicines is required to draw the second tranche upon the occurrence of a certain clinical milestone and has the option to draw the remaining tranches upon the achievement of certain clinical, regulatory, or sales-based milestones. As of June 30, 2025, $1 billion of the royalty remained unfunded.

The term loan is comprised of three $250 million tranches, totaling up to $750 million. Out of the three tranches, Revolution Medicines is required to draw the first tranche upon the occurrence of a certain regulatory milestone and has the option to draw the remaining tranches upon the achievement of certain sales-based milestones. As of June 30, 2025,$750 million of the term loan remained unfunded.

We recorded an allowance for credit losses on the unfunded tranches of the funding arrangement based on our estimate of probability of future funding as we have limited protective rights with respect to each tranche once the funding is provided. We estimated the credit loss allowance using the probability of default and loss given default method. Accordingly, we recorded an allowance for credit losses of $92.5 million within Other liabilities on the condensed consolidated balance sheet and a provision for credit losses of the same amount in the second quarter and first six months of 2025 within Provision for credit losses on unfunded commitments in the condensed consolidated statements of operations. We will reassess our estimate as of each reporting date and any subsequent change to such allowance, which can be income or expense, is reflected within Provision for credit losses on unfunded commitments in the condensed consolidated statements of operations.

Leases

In connection with the Internalization, we entered into an operating lease agreement for office spaces. The lease agreement has a non-cancelable term through October 31, 2031 and a five-year extension option. The extension option is not recognized as part of our right of use assets and lease liabilities. As of June 30, 2025, we recorded $20.6 million of right of use assets within Other assets and $17.7 million of lease liabilities within Other liabilities on the condensed consolidated balance sheet.

As of June 30, 2025, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

Year	Payments
Remainder of 2025	$2,018
2026	4,053
2027	3,776
2028	3,721
2029	3,726
Thereafter	6,884
Total lease payments	24,178
Less: imputed interest	(3,410)
Present value of lease liabilities	$20,768

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Commitments

We have commitments to advance funds to counterparties through our investment in the Avillion Entities and R&D arrangements. Please refer to Note 10–Non-Consolidated Affiliates and Note 11–Research and Development Funding Expense for details of these arrangements.

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. In the second quarter of 2025, we did not receive from Vertex the full amount of royalty receipts on Alyftrek net sales to which we are contractually entitled. Accordingly, we have commenced the dispute resolution procedures contemplated by the agreements relating to our royalties on Vertex’s cystic fibrosis products. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

16. Related Party Transactions

Internalization

On May 16, 2025, we acquired from the Sellers all of the equity interests in RP Manager. The Sellers include Pablo Legorreta, RPM I, LLC and RP MIP Holdings. Pablo Legorreta is a managing member of the Legacy Manager, holds an interest in us, and serves as our Chief Executive Officer and Chairman of our board of directors. The equity interest holders of RP MIP Holdings include our named executive officers. The Sellers received cash and equity consideration, with the equity consideration subject to vesting conditions. Refer to Note 3–Internalization for additional discussion.

Payments to Legacy Manager

Prior to the Internalization, we paid a quarterly operating and personnel payment to RPM or its affiliates pursuant to the Management Agreement equal to 6.5% of the cash receipts from Royalty Investments (as defined in the Management Agreement) for such quarter and 0.25% of the value of our security investments under GAAP as of the end of such quarter (“Operating and Personnel Payments”). We also paid certain costs and expenses of RPM. After the Internalization, we no longer pay Operating and Personnel Payments or RPM’s costs and expenses.

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, which is an obligation of Legacy Investors Partnerships, are recognized within General and administrative expenses in the condensed consolidated statements of operations. Total operating and personnel payments recognized in the second quarter and first six months of 2025 were $23.8 million and $113.6 million, respectively. Total operating and personnel payments recognized in the second quarter and first six months of 2024 were $41.1 million and $89.4 million, respectively.

Payments from Legacy Manager

After the Internalization, we entered into an agreement with RPM to provide administrative services in exchange for a fee. In the second quarter and first six months of 2025, we did not recognize material income related to this agreement.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Distributions Payable to Non-Controlling Interests

The Distributions payable to non-controlling interests includes the contractual cash flows required to be distributed to the Legacy Investors Partnerships based on their non-controlling interest in Old RPI and the unpaid portion of the distributions for Equity Performance Awards attributable to the Founder’s Equity as of quarter end. Refer to Note 5–Shareholders’ Equity for additional discussion of the Equity Performance Awards. The distributions payable to non-controlling interests consists of the following (in thousands):

	As of June 30, 2025	As of December 31, 2024
Payable to Founder	$808	$—
Payable to Legacy Investors Partnerships	97,389	75,811
Total distributions payable to non-controlling interests	$98,197	$75,811

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

As of June 30, 2025 and December 31, 2024, the financial royalty asset of $27.6 million and $44.7 million, respectively, on the condensed consolidated balance sheets represented only our right to the future payment streams acquired from BMS.

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

Henry Fernandez, the lead independent director of our board of directors, serves as the chairman and chief executive officer of MSCI. On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of June 30, 2025 and December 31, 2024. The financial impact associated with this transaction has not been material to date.

In connection with the Exchange Offer, we acquired the Legacy SLP Interest from the Continuing Investors Partnerships in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy Investors Partnerships own a non-controlling interest in Old RPI. Refer to Note 10–Non-Consolidated Affiliates for additional discussion of the Legacy SLP Interest and our investments in other non-consolidated entities.

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.7 million and $1.6 million were held by non-controlling interests as of June 30, 2025 and December 31, 2024, respectively.

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

Royalty Pharma plc is a public limited company that is incorporated under the laws of England and Wales and is a holding company. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. Our principal asset is a controlling equity interest in Royalty Pharma Holdings Ltd (“RP Holdings”), a private limited company incorporated under the laws of England and Wales. We conduct our business through RP Holdings and its subsidiaries.

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta, GSK’s Trelegy, Roche’s Evrysdi, Johnson & Johnson’s Tremfya, Biogen’s Tysabri and Spinraza, Servier’s Voranigo, AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, Pfizer’s Nurtec ODT, Gilead’s Trodelvy, among others, and 16 development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

Background and Format of Presentation

RP Holdings is owned by Royalty Pharma plc and, indirectly, by various partnerships (the “Continuing Investors Partnerships”) and, in addition, post-Internalization (as defined below), by the Holders of RP Holdings Class E Interests (as defined below). RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management vehicle and is the successor to Royalty Pharma Investments, an Irish unit trust. In 2022, we became an indirect owner of an 82% economic interest in Royalty Pharma Investments ICAV, which was previously owned directly by Royalty Pharma Investments. In connection with the Internalization, Royalty Pharma Investments distributed all of its assets to Royalty Pharma Investments 2011 ICAV (together with Royalty Pharma Investments ICAV, “Old RPI”).

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate our initial public offering (“IPO”). Prior to the Exchange Offer, Royalty Pharma Investments was owned by various partnerships (the “Legacy Investors Partnerships”). Through the Exchange Offer, investors which represented 82% of the aggregate limited partnership in the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP and RPI International Holdings 2019, LP which are part of the Continuing Investors Partnerships. Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Royalty Pharma Investments which entitled us to 82% of the economics of its wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). In December 2023, we acquired the remaining 34% interest in RPCT owned by Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”).

Prior to Internalization (as defined below), we were externally managed by RP Management, LLC, a Delaware limited liability company (the “Legacy Manager” or “RPM”), pursuant to advisory and management agreements (collectively, the “Management Agreement”).

On January 10, 2025, we entered into an agreement (as amended, the “Purchase Agreement”) with RPM, Royalty Pharma Manager, LLC, a Delaware limited liability company (“RP Manager”) and the Sellers (as defined below). Pursuant to the Purchase Agreement, RPM contributed substantially all of its previously held assets and liabilities to RP Manager and we agreed to acquire all of the equity interests of RP Manager from the Sellers (such transaction, the “Internalization”). The Sellers include our founder, chief executive officer and chairman, Pablo Legorreta, RPM I, LLC and RP MIP Holdings, LLC (“RP MIP Holdings”), as the former equity owners of RPM. The equity interest holders of RP MIP Holdings include our named executive officers and certain employees of the Legacy Manager, who became employees of Royalty Pharma, LLC, a wholly-owned subsidiary of RP Holdings, in connection with the Internalization. We completed the acquisition of RP Manager on May 16, 2025.

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

Understanding Our Results of Operations

We report non-controlling interests related to the portion of ownership interests of consolidated subsidiaries not owned by us and which are attributable to:

1. The Legacy Investors Partnerships’ ownership of approximately 18% in Old RPI, which is the only remaining historical non-controlling interest that existed prior to our IPO. The value of this non-controlling interest will continue to decline over time as the assets in Old RPI expire. The Legacy Investors Partnerships are referred to as the “legacy non-controlling interests.”

2. The Continuing Investors Partnerships’ indirect ownership in RP Holdings through their indirect ownership of RP Holdings’ Class B ordinary shares (the “RP Holdings Class B Interests”). RP Holdings Class B Interests are exchangeable into our Class A ordinary shares. As the Continuing Investors Partnerships conduct exchanges, the Continuing Investors Partnerships’ ownership in RP Holdings decreases and the value of this non-controlling interest decreases.

3. Pablo Legorreta’s ultimate ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”) which entitles him to receive Equity Performance Awards (“Founder’s Equity”).

Equity Performance Awards (“EPAs”) represent 20% of the Net Economic Profit (defined below) generated from investments made during each two-year investment period (each, a “Portfolio”). Net Economic Profit is defined as the aggregate cash receipts for all new portfolio investments in a Portfolio less Total Expenses, which is defined as interest expense, operating expense, and recovery of acquisition cost related to that Portfolio. Distributions of EPAs occur only upon the satisfaction of specified performance and return thresholds. EPAs are generally settled in RP Holdings’ Class B Interests, which are immediately exchanged upon issuance for Class A ordinary shares. A portion of the EPAs may be paid in cash as a tax advance to cover income tax obligations incurred by the beneficial owners of the RP Holdings Class C Special Interest.

Mr. Legorreta granted ownership units in the entities that hold the RP Holdings Class C Special Interest to certain employees of RPM. These grants allow such employees to participate on a pro rata basis in the economic returns of the EPAs for a specific Portfolio (the “Employee EPAs”). Prior to the Internalization, Founder’s Equity, which included the Employee EPAs, was accounted for as an equity transaction and recorded as non-controlling interest. Following the Internalization, Founder’s Equity continues to be accounted as non-controlling interest.

4. The Sellers’ indirect ownership in RP Holdings through their indirect ownership of RP Holdings’ Class E ordinary shares (the “RP Holdings Class E Interests”). In connection with the Internalization, we issued 24.5 million RP Holdings Class E Interests, which are subject to vesting conditions, to Sellers (the “Holders of RP Holdings Class E Interests”) as part of the transaction considerations. Upon vesting, the RP Holdings Class E Interests are exchangeable on a one-for-one basis for Class A ordinary shares. Once exchanged, the value of this non-controlling interest decreases.

The Continuing Investors Partnerships, Founder’s Equity and Holders of RP Holdings Class E Interests, collectively are referred to as the “continuing non-controlling interests.”

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

The royalty payors that accounted for greater than 10% of our total income and other revenues are shown in the table below:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Royalty Payor	Royalty	2025	2024	2025	2024
Vertex	Cystic fibrosis franchise	35%	36%	35%	37%
Roche	Evrysdi, Mircera	*	10%	*	10%
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

Provision for credit losses on unfunded commitments

The provision for credit losses on unfunded commitments, a non-cash item, represents the current expected credit losses on our unfunded tranches of the funding arrangement we entered into with Revolution Medicines, Inc in June 2025. Because we have limited protective rights with respect to each portion once the funding is provided, we are required to recognize an allowance for current expected credit losses based on our estimate of probability of future funding. We estimated the allowance for credit losses using the probability of default and loss given default method. We are required to reassess our estimate as of each reporting date and any subsequent change to such allowance, which can be income or expense, is reflected within Provision for credit losses on unfunded commitments in the condensed consolidated statements of operations.

R&D funding expense

R&D funding expense consists of development-stage funding payments that we have made to counterparties to acquire royalties or milestones on product candidates. The payments can be made on an upfront basis, upon pre-approval milestone or over time as the related product candidates undergo clinical trials.

General and administrative expenses

Prior to the Internalization, the most significant component of general and administrative (“G&A”) expenses was the Operating and Personnel Payments (as defined below). Under the Management Agreement, we paid a quarterly operating and personnel payment to RPM or its affiliates equal to 6.5% of the cash receipts from Royalty Investments (as defined in the Management Agreement) and 0.25% of the value of our security investments under GAAP as of the end of such quarter (“Operating and Personnel Payments”).

Following the Internalization, we no longer pay Operating and Personnel Payments and instead, employee compensation expenses represent the most significant components of G&A expenses. Employee compensation includes cash-based and share-based expenses. The share-based compensation expenses arising from the Internalization primarily include the following:

1.Approximately 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million which are expensed over vesting periods on a straight-line basis of generally five to nine years.

2.The vesting of the Employee EPAs over the remaining service period and the subsequent change in the fair value of the Employee EPAs. The fair value of the Employee EPAs is driven by the performance of the investments within the Portfolio and will fluctuate based on the timing and amount of the investments made during the investment period as well as the return and expected return on the investments.

Additionally, as each new Portfolio commences after the Internalization, any related Employee EPAs will also be recognized as share-based compensation expense over the required service periods of generally four years and included within General and administrative expenses on the condensed consolidated statement of operations. Lastly, G&A expenses include rent, legal fees and other expenses for professional services.

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

Net income attributable to non-controlling interests

The net income attributable to non-controlling interests includes income attributable to the legacy non-controlling interests and the continuing non-controlling interests. Following our acquisition of the remaining non-controlling interest in RPCT held by RPSFT in December 2023, and since the Legacy Investors Partnerships no longer participate in investment opportunities, the related net income attributable to the legacy non-controlling interests is expected to continue to decline over time as the assets held by Old RPI mature.

The net income attributable to the continuing non-controlling interests related to the Continuing Investors Partnerships and the Holders of RP Holdings Class E Interests are expected to decline over time if the investors who indirectly own the RP Holdings Class B and Class E Interests, respectively, conduct exchanges for our Class A ordinary shares.

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

Further, the net income attributable to the continuing non-controlling interests includes EPAs attributable to Founder’s Equity that we began recognizing in the first quarter of 2025 as certain conditions were met.

Results of Operations

The comparison of our historical results of operations is as follows (in thousands):

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Income and other revenues
Income from financial royalty assets	$550,418	$512,865	37,553	7.3	$1,089,908	$1,054,411	35,497	3.4
Other royalty income and revenues	28,247	24,402	3,845	15.8	57,004	50,834	6,170	12.1
Total income and other revenues	578,665	537,267	41,398	7.7	1,146,912	1,105,245	41,667	3.8
Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(203,938)	212,429	(416,367)	*	(331,078)	796,029	(1,127,107)	*
Provision for credit losses on unfunded commitments	92,535	—	92,535	n/a	92,535	—	92,535	n/a
Research and development funding expense	300,500	500	300,000	*	351,000	1,000	350,000	*
General and administrative expenses	179,769	54,708	125,061	228.6	290,475	112,360	178,115	158.5
Total operating expense, net	368,866	267,637	101,229	37.8	402,932	909,389	(506,457)	(55.7)
Operating income	209,799	269,630	(59,831)	(22.2)	743,980	195,856	548,124	279.9
Other (income)/expense
Equity in (earnings)/losses of equity method investees	(2,693)	(1,703)	(990)	58.1	(9,136)	12,446	(21,582)	*
Interest expense	68,668	49,013	19,655	40.1	133,929	93,245	40,684	43.6
Other expense/(income), net	53,189	27,943	25,246	90.3	95,119	(99,939)	195,058	*
Total other expense, net	119,164	75,253	43,911	58.4	219,912	5,752	214,160	*
Consolidated net income	90,635	194,377	(103,742)	(53.4)	524,068	190,104	333,964	175.7
Net income attributable to non-controlling interests	60,459	92,373	(31,914)	(34.5)	255,543	83,322	172,221	206.7
Net income attributable to Royalty Pharma plc	$30,176	$102,004	(71,828)	(70.4)	$268,525	$106,782	161,743	151.5
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products is as follows, in order of contribution to income for the first six months of 2025 (in thousands):

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Cystic fibrosis franchise	$203,466	$195,978	7,488	3.8	$398,581	$413,413	(14,832)	(3.6)
Evrysdi	48,584	54,538	(5,954)	(10.9)	100,361	109,530	(9,169)	(8.4)
Tremfya	35,923	35,554	369	1.0	74,048	71,843	2,205	3.1
Trelegy	38,629	39,053	(424)	(1.1)	73,406	72,679	727	1.0
Voranigo	39,190	—	39,190	n/a	69,716	—	69,716	n/a
Tysabri	29,818	30,647	(829)	(2.7)	61,145	63,367	(2,222)	(3.5)
Other products	154,808	157,095	(2,287)	(1.5)	312,651	323,579	(10,928)	(3.4)
Total income from financial royalty assets	$550,418	$512,865	37,553	7.3	$1,089,908	$1,054,411	35,497	3.4

Three months ended June 30, 2025 and 2024

Income from financial royalty assets increased by $37.6 million, or 7.3%, in the second quarter of 2025 as compared to the second quarter of 2024. Income from financial royalty asset increased primarily due to the Voranigo royalty that we acquired in the third quarter of 2024 upon approval.

Six months ended June 30, 2025 and 2024

Income from financial royalty assets increased by $35.5 million, or 3.4%, in the first six months of 2025 as compared to the first six months of 2024 primarily due to the addition of Voranigo. The increase was partially offset by decline in sell-side equity research analysts’ consensus sales forecast for Promacta and decrease in interest income from the cystic fibrosis franchise. The lower interest income from the cystic fibrosis franchise was primarily driven by the impaired financial royalty asset balance from the provision expense recognized in 2024. See further details below under “Provision for changes in expected cash flows from financial royalty assets” for the first six months of 2024.

Other royalty income and revenues

Three months ended June 30, 2025 and 2024

Other royalty income and revenues increased by $3.8 million, or 15.8%, in the second quarter of 2025 as compared to the second quarter of 2024, primarily related to the sales growth of Nurtec ODT.

Six months ended June 30, 2025 and 2024

Other royalty income and revenues increased by $6.2 million, or 12.1%, in the first six months of 2025 as compared to the first six months of 2024, primarily related to the sales growth of Nurtec ODT.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
Royalty		Royalty
Evrysdi	$(170,534)	Evrysdi	$219,795
Xtandi	(37,609)	Trelegy	46,822
Tremfya	(25,114)	Promacta	43,264
Tysabri	30,466	Xtandi	42,762
Promacta	46,187	Cystic fibrosis franchise	(157,965)
Other	(39,423)	Other	(13,149)
Total provision, exclusive of provision for credit losses	(196,027)	Total provision, exclusive of provision for credit losses	181,529
Provision for current expected credit losses	(7,911)	Provision for current expected credit losses	30,900
Total provision	$(203,938)	Total provision	$212,429

	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
Royalty		Royalty
Cystic fibrosis franchise	$(259,353)	Evrysdi	$244,726
Trelegy	(66,647)	Cystic fibrosis franchise	232,497
Xtandi	(58,408)	Crysvita	133,079
Evrysdi	(48,233)	Promacta	56,790
Tysabri	49,033	Trelegy	46,822
Other	73,947	Other	51,885
Total provision, exclusive of provision for credit losses	(309,661)	Total provision, exclusive of provision for credit losses	765,799
Provision for current expected credit losses	(21,417)	Provision for current expected credit losses	30,230
Total provision	$(331,078)	Total provision	$796,029

Three months ended June 30, 2025 and 2024

In the second quarter of 2025, we recorded provision income of $203.9 million, comprised of $196.0 million in provision income for changes in expected cash flows and $7.9 million in provision income for current expected credit losses. We recorded provision income for changes in expected cash flows primarily related to Evrysdi and Xtandi due to increases in sell-side equity research analysts’ consensus sales forecasts.

In the second quarter of 2024, we recorded provision expense of $212.4 million, comprised of $181.5 million in provision expense for changes in expected cash flows and $30.9 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Evrysdi, Trelegy, Promacta and Xtandi due to declines in sell-side equity research analysts’ consensus sales forecasts. This was partially offset by provision income for changes in expected cash flows primarily from the cystic fibrosis franchise due to increases in sales forecasts. The provision expense for credit losses was primarily driven by our contingent obligation to fund the acquisition of Voranigo, which closed in the third quarter of 2024.

Six months ended June 30, 2025 and 2024

In the first six months of 2025, we recorded provision income of $331.1 million, comprised of $309.7 million in provision income for changes in expected cash flows and $21.4 million in provision income for current expected credit losses. We recorded provision income for changes in expected cash flows primarily related to the cystic fibrosis franchise and Trelegy due to increases in sell-side equity research analysts’ consensus sales forecasts. The provision income for changes in expected cash flows was partially offset by provision expense related to Tysabri due to declines in sell-side equity research analysts’ consensus sales forecasts.

In the first six months of 2024, we recorded provision expense of $796.0 million, comprised of $765.8 million in provision expense for changes in expected cash flows and $30.2 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Evrysdi due to declines in sell-side equity research analysts’ consensus sales forecasts. We recorded provision expense for changes in expected cash flows related to the cystic fibrosis franchise, primarily due to the inclusion of consensus estimates in 2024 for Vertex’s Alyftrek and the conservative assumption that royalties will only be collected on the tezacaftor component of Alyftrek and not on the deuterated ivacaftor component. Although we believe that the deuterated ivacaftor component of Alyftrek is the same as ivacaftor and is therefore royalty-bearing, Vertex has made public statements that it believes the deuterated ivacaftor component is not royalty-bearing. If deuterated ivacaftor is determined to be royalty-bearing, we may recognize provision income in our results of operations at that time. Additionally, we recorded provision expense for Crysvita due to declines in sales forecasts. The provision expense for credit losses was primarily driven by our contingent obligation to fund the acquisition of Voranigo.

Provision for credit losses on unfunded commitments

Three months ended June 30, 2025 and 2024

Provision for credit losses on unfunded commitments was $92.5 million in the second quarter of 2025, related to our funding arrangement with Revolution Medicines entered into in June 2025.

Six months ended June 30, 2025 and 2024

Provision for credit losses on unfunded commitments was $92.5 million in the first six months of 2025, related to our funding arrangement with Revolution Medicines entered into in June 2025.

R&D funding expense

Three months ended June 30, 2025 and 2024

R&D funding expense increased by $300.0 million in the second quarter of 2025 as compared to second quarter of 2024, primarily driven by the R&D funding related to daraxonrasib of $250.0 million and the R&D funding arrangement with Biogen for litifilimab of $50.0 million.

Six months ended June 30, 2025 and 2024

R&D funding expense increased by $350.0 million in the first six months of 2025 as compared to the first six months of 2024, primarily due by the R&D funding related to daraxonrasib of $250.0 million and the R&D funding arrangement with Biogen for litifilimab of $100.0 million.

G&A expenses

Three months ended June 30, 2025 and 2024

G&A expenses increased by $125.1 million, or 228.6%, in the second quarter of 2025 as compared to the second quarter of 2024, primarily driven by higher share-based compensation of $90.1 million that we began to recognize following the Internalization and the acquisition-related costs of $15.0 million incurred for the Internalization. The increase in G&A expenses was partially offset by lower Operating and Personnel Payments as the second quarter of 2025 only reflected a partial period of expense as we no longer pay Operating and Personnel Payments subsequent to the Internalization.

Six months ended June 30, 2025 and 2024

G&A expenses increased by $178.1 million, or 158.5%, in the first six months of 2025 as compared to the first six months of 2024, primarily driven by higher employee compensation expenses recognized following the Internalization and the acquisition-related costs of $28.7 million incurred for the Internalization. The increase in G&A expenses was also partially attributable to higher Operating and Personnel Payments of $33.0 million as a result of the January 2025 sale of the MorphoSys Development Funding Bonds.

Equity in (earnings)/losses of equity method investees

Three months ended June 30, 2025 and 2024

Equity in earnings of equity method investees was relatively flat in the second quarter of 2025 as compared to the second quarter of 2024.

Six months ended June 30, 2025 and 2024

Equity in earnings of equity method investees was $9.1 million in the first six months of 2025 as compared to equity in losses of equity method investees of $12.4 million in the first six months of 2024. Equity in earnings of equity method investees was primarily driven by an income allocation from the Legacy SLP Interest of $10.6 million in the first six months of 2025. Equity in losses of equity method investees was primarily driven by a loss allocation from the Avillion Entities of $7.8 million in the first six months of 2024.

Interest expense

Three months ended June 30, 2025 and 2024

Interest expense increased by $19.7 million, or 40.1%, in the second quarter of 2025 as compared to second quarter of 2024, primarily driven by the issuance of the $1.5 billion of senior unsecured notes in June 2024 and the $380 million term loan that we assumed as part of the Internalization.

Six months ended June 30, 2025 and 2024

Interest expense increased by $40.7 million, or 43.6%, in the first six months of 2025 as compared to the first six months of 2024, primarily driven by the issuance of the $1.5 billion of senior unsecured notes in June 2024 and the $380 million term loan that we assumed as part of the Internalization. The weighted average coupon rate on our senior unsecured notes outstanding as of June 30, 2025 and 2024 was 3.06%.

Refer to the “Liquidity and Capital Resources” section for additional discussion of our debt financing arrangements.

Other expense/(income), net

Three months ended June 30, 2025 and 2024

Other expense, net of $53.2 million in the second quarter of 2025 was primarily comprised of $30.6 million of losses on equity securities and $27.4 million of losses on available for sale debt securities, partially offset by $8.3 million of interest income earned on cash and cash equivalents.

Other expense, net of $27.9 million in the second quarter of 2024 was primarily comprised of $47.1 million of losses on equity securities, partially offset by $13.4 million of interest income earned on cash and cash equivalents.

Six months ended June 30, 2025 and 2024

Other expense, net of $95.1 million in the first six months of 2025 was primarily comprised of $76.4 million of losses on equity securities and $30.7 million of losses on available for sale debt securities, partially offset by $19.6 million of interest income earned on cash and cash equivalents.

Other income, net of $99.9 million in the first six months of 2024 was primarily comprised of $46.2 million of gains on available for sale debt securities, $30.6 million of gains on equity securities and $20.8 million of interest income on cash and cash equivalents. The gains on available for sale debt securities were primarily driven by the changes in fair value of the MorphoSys Development Funding Bonds.

Net income attributable to non-controlling interests

Three months ended June 30, 2025 and 2024

Net income attributable to Legacy Investors Partnerships decreased by $10.5 million in the second quarter of 2025 as compared to the second quarter of 2024, primarily driven by lower net income attributable to Old RPI as a result of provision expense recognized in 2025 as compared to provision income recognized in 2024.

Net income attributable to Continuing Investors Partnerships decreased by $23.2 million in the second quarter of 2025 as compared to the second quarter of 2024, primarily driven by lower net income attributable to RP Holdings. The lower net income is as a result of higher R&D expense, share-based compensation expense and provision for credit losses on unfunded commitments, which were partially offset by the provision income recognized in 2025.

Net income attributable to Founder’s Equity was $1.0 million in the second quarter of 2025. We began recognizing EPAs in the first quarter of 2025 as certain conditions were met during the period.

Net income attributable to RP Holdings Class E Interests was $0.9 million in the second quarter of 2025. We issued 24.5 million RP Holdings Class E Interests in connection with the Internalization in the second quarter of 2025.

Six months ended June 30, 2025 and 2024

Net income attributable to Legacy Investors Partnerships increased by $76.9 million in the first six months of 2025 as compared to first six months of 2024, primarily driven by higher net income attributable to Old RPI as a result of provision income recognized in 2025 as compared to provision expense recognized in 2024.

Net income attributable to Continuing Investors Partnerships increased by $52.0 million in the first six months of 2025 as compared to first six months of 2024. The increase was primarily due to higher net income attributable to RP Holdings as a result of provision income recognized in 2025 as compared to provision expense recognized in 2024, which was partially offset by higher R&D expense recognized in 2025. Additionally, the exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares resulted in a decline in the Continuing Investors Partnerships’ ownership of RP Holdings.

Net income attributable to Founder’s Equity was $42.4 million in the first six months of 2025. We began recognizing EPAs in the first quarter of 2025 as certain conditions were met during the period.

Net income attributable to RP Holdings Class E Interests was $0.9 million in the first six months of 2025. The RP Holdings Class E Interests were issued in connection with the Internalization.

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

Our portfolio consists of royalties on more than 35 marketed therapies and 16 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neuroscience, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including Royalty Receipts by product and milestones and other contractual receipts, in order of contribution to total Royalty Receipts for the first six months of 2025 (in thousands):

Products		Marketer(s)	Therapeutic Area	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
				2025	2024	$	%	2025	2024	$	%
Cystic fibrosis franchise(1)		Vertex	Rare disease	$193,818	$194,777	(959)	(0.5)	$443,548	$413,230	30,318	7.3
Trelegy		GSK	Respiratory	56,618	48,490	8,128	16.8	141,853	119,074	22,779	19.1
Tysabri		Biogen	Neuroscience	55,844	63,855	(8,011)	(12.5)	116,910	132,909	(15,999)	(12.0)
Xtandi		Pfizer, Astellas	Cancer	41,861	38,616	3,245	8.4	94,339	79,628	14,711	18.5
Imbruvica		AbbVie, Johnson & Johnson	Cancer	43,583	49,130	(5,547)	(11.3)	89,435	99,191	(9,756)	(9.8)
Evrysdi		Roche	Rare disease	32,895	24,927	7,968	32.0	85,550	69,879	15,671	22.4
Promacta		Novartis	Hematology	32,639	30,498	2,141	7.0	76,828	73,045	3,783	5.2
Tremfya		Johnson & Johnson	Immunology	36,958	29,902	7,056	23.6	72,606	66,072	6,534	9.9
Voranigo	Servier	Servier	Cancer	26,495	—	26,495	n/a	46,036	—	46,036	n/a
Cabometyx/Cometriq		Exelixis, Ipsen, Takeda	Cancer	20,365	16,738	3,627	21.7	41,033	34,565	6,468	18.7
Spinraza		Biogen	Rare disease	12,002	9,614	2,388	24.8	24,894	16,236	8,658	53.3
Trodelvy		Gilead	Cancer	9,952	10,389	(437)	(4.2)	22,557	20,656	1,901	9.2
Erleada		Johnson & Johnson	Cancer	10,363	9,381	982	10.5	21,031	18,205	2,826	15.5
Other products(2)				98,312	78,784	19,528	24.8	183,364	166,927	16,437	9.8
Royalty Receipts				$671,705	$605,101	66,604	11.0	$1,459,984	$1,309,617	150,367	11.5
Milestones and other contractual receipts				55,759	2,880	52,879	n/a	106,772	15,361	91,411	n/a
Portfolio Receipts				$727,464	$607,981	119,483	19.7	$1,566,756	$1,324,978	241,778	18.2
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which was approved by the FDA in December 2024.
(2)Other products primarily include Royalty Receipts on the following products: Cimzia, Crysvita, Emgality, Entyvio, Farxiga/Onglyza, IDHIFA, Nurtec ODT, Orladeyo, Prevymis, Rytelo, Skytrofa, Soliqua and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees in the condensed consolidated statements of cash flows.

Analysis of Portfolio Receipts

The key drivers of Portfolio Receipts are discussed below:

•Cystic fibrosis franchise – Royalty Receipts from the cystic fibrosis franchise, including Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which is marketed by Vertex for the treatment of cystic fibrosis, increased by $30.3 million in the first six months of 2025 as compared to the first six months of 2024. The increase was primarily due to strong Trikafta/Kaftrio demand globally and higher net realized pricing in the United States, while outside the United States saw strong performance in many established markets, offset by a revenue decline in Russia.

•Trelegy – Royalty Receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $22.8 million in the first six months of 2025 as compared to the first six months of 2024, primarily driven by continued growth across all regions, reflecting patient demand, single inhaler triple therapy class growth, and increased market share.

•Tysabri – Royalty Receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $16.0 million in the first six months of 2025 as compared to the first six months of 2024, primarily due to increased competition.

•Xtandi – Royalty Receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $14.7 million in the first six months of 2025 as compared to the first six months of 2024, driven primarily by strong sales growth across all regions, particularly in the United States.

•Imbruvica – Royalty Receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $9.8 million in the first six months of 2025 as compared to the first six months of 2024, reflecting competitive pressures.

•Evrysdi – Royalty Receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $15.7 million in the first six months of 2025 as compared to the first six months of 2024, attributable to the incremental royalties we acquired in the second quarter of 2024 and strong growth globally.

•Promacta – Royalty Receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, increased by $3.8 million in the first six months of 2025 as compared to the first six months of 2024, experiencing growth despite discontinued promotion in most markets. In May 2025, Camber Pharmaceuticals announced the launch of eltrombopag in the United States (the first AB-rated generic for Promacta).

•Tremfya – Royalty Receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis, active psoriatic arthritis and inflammatory bowel disease, increased by $6.5 million in the first six months of 2025 as compared to the first six months of 2024 primarily due to market share gains and market growth, including the newly launched indication in ulcerative colitis, partially offset by unfavorable patient mix, inventory dynamics and the impact of Medicare Part D redesign.

•Voranigo – Royalty Receipts from Voranigo, which is marketed by Servier for the treatment of low-grade glioma, were $46.0 million in the first six months of 2025, primarily driven by its strong launch in the United States. We acquired the Voranigo royalty in the third quarter of 2024 which contributed to Royalty Receipts beginning in the fourth quarter of 2024.

•Cabometyx/Cometriq – Royalty Receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, primarily for the treatment of advanced renal cell carcinoma and hepatocellular carcinoma, increased by $6.5 million in the first six months of 2025 as compared to the first six months of 2024, largely driven by continued demand growth from uptake in combination with Opdivo in first-line renal cell carcinoma and an increase in average net selling price.

•Spinraza – Royalty Receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, increased by $8.7 million in the first six months of 2025 as compared to the first six months of 2024. Royalties in the first quarter of 2024 were lower due to the $1.5 billion cap, benefiting year-over-year royalty receipts growth.

•Trodelvy – Royalty Receipts from Trodelvy, which is marketed by Gilead for the treatment of metastatic triple-negative breast cancer and pre-treated hormone receptor (HR)-positive, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer, increased by $1.9 million in the first six months of 2025 as compared to the first six months of 2024, primarily attributable to increased demand across all regions, partially offset by inventory dynamics and lower average realized price.

•Erleada – Royalty Receipts from Erleada, which is marketed by Johnson & Johnson for the treatment of prostate cancer, increased by $2.8 million in the first six months of 2025 as compared to the first six months of 2024, primarily driven by continued share gains and market growth.

•Other products – Royalty Receipts from other products increased by $16.4 million in the first six months of 2025 as compared to the first six months of 2024, primarily driven by the additions of Rytelo and Skytrofa.

•Milestones and other contractual receipts increased by $91.4 million in the first six months of 2025 as compared to the first six months of 2024, primarily attributable to a one-time distribution related to the Legacy SLP Interest and a milestone payment in the amount of $27.4 million related to Airsupra.

Key Developments Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Cabometyx. In July 2025, Ipsen announced that the European Commission (“EC”) has approved Cabometyx for previously treated advanced neuroendocrine tumors.

•Skytrofa. In July 2025, Ascendis announced that the U.S. FDA approved Skytrofa for the replacement of endogenous growth hormone in adults with growth hormone deficiency.

•Cystic fibrosis franchise. In July 2025, Vertex announced that the EC approved Alyftrek for people with cystic fibrosis (“CF”) ages 6 years and older who have at least one non-class I mutation in the cystic fibrosis transmembrane conductance regulator (“CFTR”) gene.

In April 2025, Vertex announced EC approval for the label expansion of Kaftrio in combination with ivacaftor for CF patients ages 2 years and older who have at least one non-class I mutation in the CFTR gene.

•Xtandi. In July 2025, Pfizer and Astellas Pharma announced topline results from the overall survival (“OS”) analysis from the Phase 3 EMBARK study evaluating Xtandi, in combination with leuprolide and as a monotherapy, in men with non-metastatic hormone-sensitive prostate cancer. For patients treated with Xtandi plus leuprolide versus placebo plus leuprolide, EMBARK met the key secondary endpoint with a statistically significant and clinically meaningful improvement in OS. Results also showed a favorable trend towards improved OS for patients treated with Xtandi monotherapy versus placebo plus leuprolide, however the difference did not reach statistical significance.

•Trodelvy. In May 2025, Gilead Sciences announced positive topline results from the Phase 3 ASCENT-03 study. The study met its primary endpoint, demonstrating a highly statistically significant and clinically meaningful improvement in progression-free survival (“PFS”) compared to chemotherapy in patients with first-line metastatic triple-negative breast cancer (“mTNBC”) who are ineligible to receive immunotherapy. Overall survival, a key secondary endpoint, was not mature at the time of PFS primary analysis. Gilead will continue to monitor OS outcomes, with ongoing patient follow-up and further analysis planned.

In April 2025, Gilead announced positive topline results from the Phase 3 Ascent-04/Keynote-D19 study, demonstrating that Trodelvy plus Keytruda significantly improved PFS compared to Keytruda and chemotherapy in patients with previously untreated PD-L1+ mTNBC. Overall survival, a key secondary endpoint, was not mature at the time of the PFS primary analysis. However, there was an early trend in improvement for OS with Trodelvy plus Keytruda and Gilead will continue to monitor OS outcomes.

•Promacta. In May 2025, Camber Pharmaceuticals announced the U.S. launch of eltrombopag, the AB-rated generic for Promacta.

•Tremfya. In May 2025, Johnson & Johnson announced that the EC approved of Tremfya for the treatment of adult patients with moderately to severely active Crohn’s disease.

In April 2025, Johnson & Johnson announced that the EC approved of Tremfya for the treatment of adult patients with moderately to severely active ulcerative colitis.

In April 2025, Johnson & Johnson announced that the Phase 3b APEX study achieved both its primary endpoint of reducing signs and symptoms and its major secondary endpoint of reducing progression of structural damage as measured by radiographic progression at 24 weeks, in adults living with active psoriatic arthritis, compared to placebo.

•Airsupra. In May 2025, AstraZeneca announced positive BATURA Phase 3b results that showed Airsupra demonstrated statistically significant and clinically meaningful improvements in all primary and secondary endpoints compared to albuterol in patients with mild asthma.

•Cobenfy. In April 2025, Bristol Myers Squibb announced that topline results from the Phase 3 ARISE trial evaluating Cobenfy as an adjunctive treatment to atypical antipsychotics in adults with schizophrenia did not reach the threshold for a statistically significant difference compared to placebo with an atypical antipsychotic for the primary endpoint of the change from baseline to Week 6 in the Positive and Negative Syndrome Scale total score.

Development-Stage Product Candidates

•Deucrictibant. In July 2025, Pharvaris announced that it anticipates topline data for the Phase 3 study (RAPIDe-3) evaluating deucrictibant for the on-demand treatment of hereditary angioedema attacks in the fourth quarter of 2025 and, pending positive data, expects to submit an NDA with the FDA in the first half of 2026.

•Aficamten. In May 2025, Cytokinetics announced positive topline results from MAPLE-HCM, a Phase 3 trial comparing aficamten to metoprolol in patients with symptomatic obstructive hypertrophic cardiomyopathy. The study met its primary endpoint, demonstrating a statistically significant improvement in peak oxygen uptake from baseline to Week 24 for aficamten with a favorable safety profile.

In May 2025, Cytokinetics announced that the FDA extended the Prescription Drug User Fee Act action date for the NDA for aficamten to December 26, 2025. The FDA required additional time to conduct a full review of the company’s proposed Risk Evaluation and Mitigation Strategy. No additional clinical data or studies have been requested by the FDA.

•Olpasiran. In May 2025, Amgen announced that a Phase 3 cardiovascular (“CV”) outcomes study in patients with elevated Lp(a) and at a high risk for a first CV event is expected to be initiated in the second half of 2025 or first half of 2026.

•Trontinemab. In April 2025, Roche announced that new trontinemab data continue to support rapid and deep, dose-dependent reduction of amyloid plaques in Phase 1b/2a Brainshuttle AD study. Roche expects to initiate a Phase 3 program for trontinemab at the end of 2025.

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

During the first six months of 2025, we invested $696.3 million in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Acquisition Activities

•In June 2025, we entered into a two part $2 billion funding arrangement with Revolution Medicines. The funding arrangement includes up to $1.25 billion, including $250 million upfront, to purchase a synthetic royalty on daraxonrasib and a senior secured term loan of up to $750 million. The first tranche of the senior secured term loan must be drawn following FDA approval of daraxonrasib. Daraxonrasib is in Phase 3 development for the treatment of RAS mutant pancreatic cancer and non-small cell lung cancer.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first six months of 2025 and 2024, we generated $960.1 million and $1.3 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (as defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. We no longer pay Operating and Personnel Payments following the Internalization, which comprised the majority of our cash G&A expenses historically. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, employee personnel costs, rent expense and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of June 30, 2025 and December 31, 2024, the par value of all of our outstanding borrowings was $8.2 billion and $7.8 billion, respectively. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 12–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activities (in thousands):

	For the Six Months Ended June 30,
	2025	2024	Change
Cash provided by/(used in):
Operating activities	$960,060	$1,322,847	$(362,787)
Investing activities	191,935	(979,826)	1,171,761
Financing activities	(1,449,113)	944,613	(2,393,726)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities decreased by $362.8 million in the first six months of 2025 as compared to the first six months of 2024, primarily due to higher payments for development-stage funding, operating and professional costs and interest, which were partially offset by an increase in cash collections from financial royalty assets.

Investing Activities

Cash provided by investing activities in the first six months of 2025 was $191.9 million as compared to cash used in investing activities of $979.8 million in the first six months of 2024. In the first six months of 2025, cash provided by investing activities was primarily driven by proceeds from the sale of the MorphoSys Development Funding Bonds, partially offset by milestone payments and net cash used in the Internalization to acquire our external manager. In the first six months of 2024, cash used in investing activities was primarily driven by cash used for the acquisition of financial royalty assets.

Financing Activities

Cash used in financing activities in the first six months of 2025 was $1.4 billion as compared to cash provided by financing activities of $944.6 million in the first six months of 2024. In the first six months of 2025, cash used in financing activities was primarily driven by repurchases of our Class A ordinary shares. In the first six months of 2024, cash provided by financing activities was primarily driven by the net proceeds of $1.5 billion from the issuance of the 2024 Notes (as defined below).

Sources of Capital

As of June 30, 2025 and December 31, 2024, our cash and cash equivalents totaled $631.9 million and $929.0 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of June 30, 2025	As of December 31, 2024
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	1,000,000	1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
Term Loan	See below	7/2027	380,000	—
Total senior unsecured debt			8,180,000	7,800,000
Unamortized debt discount and issuance costs			(177,501)	(187,574)
Total debt carrying value			8,002,499	7,612,426
Less: Current portion of long-term debt			(999,436)	(997,773)
Total long-term debt			$7,003,063	$6,614,653

Senior Unsecured Notes

In June 2024, we issued $1.5 billion of senior unsecured notes (the “2024 Notes”) with a weighted average coupon rate 5.48%. In July 2021, we issued $1.3 billion of senior unsecured notes (the “2021 Notes”) with a weighted average coupon rate of 2.80%. In September 2020, we issued $6.0 billion of senior unsecured notes (the “2020 Notes”) with a weighted average coupon rate of 2.13%. We refer to the 2020 Notes, 2021 Notes and 2024 Notes, collectively, as the “Notes.” The Notes require semi-annual interest payments. Indentures governing the Notes contain certain covenants with which we were in compliance as of June 30, 2025.

Term Loan assumed from Internalization

In connection with the Internalization, RP Holdings and RP Manager were each joined as a borrower under RPM’s then existing $380 million term loan (the “Term Loan”) with Bank of America, N.A (as amended, the “Loan Agreement”). Pablo Legorreta, Legorreta Investments, LLC and Legorreta Investments II LLC are guarantors under the Term Loan. Upon the closing of the Internalization, RPM was released as a borrower under the Term Loan. The Term Loan is subject to an interest rate, at our option, of either (i) the Daily SOFR plus 1.60% or (ii) Term SOFR plus 1.60%, each as defined in the Loan Agreement. Interest is payable in arrears quarterly. We made the first interest payment in July 2025. The Term Loan is subject to certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio, (ii) a Consolidated Coverage Ratio, and (iii) a Consolidated Portfolio Cash Flow Ratio, each as described further below under the description of the Credit Agreement that governs the Revolving Credit Facility.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024 and April 8, 2025, we entered into Amendments No. 4 and 5, respectively, to the Credit Agreement to make certain technical modifications. As of June 30, 2025, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

The Credit Agreement that governs the Revolving Credit Facility and the amended loan agreement that governs the Term Loan contain certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. We were in compliance with the financial covenants as of June 30, 2025.

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

The table below presents Adjusted EBITDA and Portfolio Cash Flow, each as calculated according to its respective definition in our Credit Agreement (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Portfolio Receipts	$727,464	$607,981	$1,566,756	$1,324,978
Payments for operating and professional costs(1)	(94,026)	(48,051)	(195,721)	(108,572)
Adjusted EBITDA (non-GAAP)	$633,438	$559,930	$1,371,035	$1,216,406
Interest received/(paid), net	7,866	13,687	(118,931)	(58,854)
Portfolio Cash Flow (non-GAAP)	$641,304	$573,617	$1,252,104	$1,157,552
(1)In the first six months of 2025, amount included a $33 million payment related to the management fee on the sale of the MorphoSys Development Funding Bonds and payments of $26.6 million for the acquisition-related costs for the Internalization. Both payments are non-recurring.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net cash provided by operating activities (GAAP)	$363,983	$658,209	$960,060	$1,322,847
Adjustments:
Proceeds from available for sale debt securities(1), (2)	2,880	2,880	15,466	4,320
Distributions from equity method investees(2)	62,988	3,943	99,250	8,908
Interest (received)/paid, net(2)	(7,866)	(13,687)	118,931	58,854
Development-stage funding payments	300,500	500	351,000	1,000
Distributions to legacy non-controlling interests - Portfolio Receipts(2)	(89,220)	(91,915)	(173,845)	(179,523)
Payments for Employee EPAs	173	—	173	—
Adjusted EBITDA (non-GAAP)	$633,438	$559,930	$1,371,035	$1,216,406
Interest received/(paid), net(2)	7,866	13,687	(118,931)	(58,854)
Portfolio Cash Flow (non-GAAP)	$641,304	$573,617	$1,252,104	$1,157,552
(1)Amounts include quarterly repayments on the Cytokinetics Commercial Launch Funding. In the first six months of 2025, amount also includes a quarterly repayment on MorphoSys Development Funding Bonds before they were sold in January 2025. Repayments for both funding instruments are presented as Proceeds from available for sale debt securities in the condensed consolidated statements of cash flows.
(2)The table below shows the line item for each adjustment and the direct location for such line item in the condensed consolidated statements of cash flows.

Reconciling Adjustment	Statements of Cash Flows Classification
Interest received/(paid), net	Operating activities (Interest paid less Interest received)
Distributions from equity method investees	Investing activities
Proceeds from available for sale debt securities	Investing activities
Distributions to legacy non-controlling interests - Portfolio Receipts	Financing activities

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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $188.7 million in the first six months of 2025 and 2024. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a new share repurchase program, which replaced the share repurchase program approved in March 2023, under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. The authorization for the new share repurchase program expires June 23, 2027. In the first six months of 2025, we repurchased 31.2 million shares at a cost of approximately $1.0 billion. In the first six months of 2024, we repurchased 3.1 million shares at a cost of approximately $84.4 million. As of June 30, 2025, approximately $2.0 billion remained available under the new share repurchase program.

Other Funding Arrangements

In June 2025, we entered into a two part $2 billion funding arrangement with Revolution Medicines. The funding arrangement includes up to $1.25 billion, including $250 million upfront, to purchase a synthetic royalty on daraxonrasib and a senior secured term loan of up to $750 million. The first tranche of the senior secured term loan must be drawn following FDA approval of daraxonrasib. As of June 30, 2025, $1 billion of the funding commitment remained unfunded.

As part of the expanded funding collaboration that we entered into with Cytokinetics in May 2024, we agreed to fund the clinical trial for CK-586. We funded $50 million upfront in May 2024. We have an option to fund up to an additional $150 million, which we have not exercised as of June 30, 2025.

We have a long-term funding arrangement with Cytokinetics which is comprised of seven tranches of up to $525 million in total funding (“Cytokinetics Commercial Launch Funding”). As of June 30, 2025, $275 million remained available under the Cytokinetics Commercial Launch Funding.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which was approximately $165.3 million as of June 30, 2025.

We also have certain milestones payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In the first six months of 2025, we paid a $200 million regulatory milestone following the FDA approval of a new manufacturing hub for Adstiladrin and sales-based milestones of $18.6 million and $50 million related to Erleada and Trelegy, respectively. In the first six months of 2024, we paid a $50 million regulatory milestone related to olpasiran.

Debt Service

The future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
Remainder of 2025	$1,000,000	$119,300
2026	—	226,600
2027	1,000,000	226,600
2028	—	209,100
2029	500,000	209,100
Thereafter	5,300,000	2,544,700
Total(1)	$7,800,000	$3,535,400
(1)Excludes unamortized debt discount and issuance costs of $177.5 million as of June 30, 2025, which are amortized through interest expense over the remaining life of the underlying debt obligations.

In addition to our Notes, we have a $380 million Term Loan due in July 2027. The interest rate on the Term Loan is variable based on SOFR. Using the SOFR interest rate as of June 30, 2025, the estimated interest payments for the remainder of 2025, 2026 and 2027 are $11.7 million, $23.7 million and $20.6 million, respectively.

Leases

In connection with the Internalization, we entered into an operating lease agreement for office spaces. The lease agreement has a non-cancelable term through October 31, 2031 and a five-year extension option. As of June 30, 2025, the future minimum lease payments under non-cancelable operating leases over the next five years and thereafter are as follows (in thousands):

Year	Payments
Remainder of 2025	$2,018
2026	4,053
2027	3,776
2028	3,721
2029	3,726
Thereafter	6,884
Total lease payments	24,178
Less: imputed interest	(3,410)
Present value of lease liabilities	$20,768

Operating and Personnel Payments

Prior to the Internalization, we paid quarterly Operating and Personnel Payments pursuant to the Management Agreement equal to 6.5% of the cash receipts from Royalty Investments (as defined in the Management Agreement) for such quarter and 0.25% of our security investments under GAAP as of the end of each quarter. The payment for our Operating and Personnel Payments was the most significant component of Payments for operating and professional costs presented in the condensed consolidated statements of cash flows. Following the Internalization, we no longer pay Operating and Personnel Payments and instead, we compensate employees directly.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings and RP Manager, our non-wholly owned subsidiaries (together, the “Guarantor Subsidiaries”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes.

Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of June 30, 2025, the total outstanding and guaranteed Notes had a par value and carrying value was $7.8 billion and $7.6 billion, respectively.

The following financial information presents summarized combined balance sheet information as of June 30, 2025 and December 31, 2024 and summarized combined statement of operations information for the first six months of 2025 for Royalty Pharma plc, RP Holdings and RP Manager. All intercompany balances and transactions between these entities are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts (in thousands):

Summarized Combined Balance Sheets
	As of June 30, 2025	As of December 31, 2024
Current assets	$15,353	$53,380
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	59,660	23,908
Current intercompany notes receivable due from Non-Guarantor Subsidiaries	257,038	242,476
Non-current assets	947,962	3,074
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,535,607	2,430,894
Current liabilities	1,103,904	1,100,681
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	20,205	23,905
Current intercompany notes payable due to Non-Guarantor Subsidiaries	257,038	242,476
Non-current liabilities	7,469,298	6,613,747
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,706,048	1,609,898

Summarized Combined Statement of Operations	For the Six Months Ended June 30, 2025

Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$71,681
Other income	15,587
Operating expenses	289,989
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	32,226
Net loss	234,947

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In accordance with guidance issued by the Securities and Exchange Commission, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition. Accordingly, we expect to exclude the portion of total General and administrative expenses attributable to cash employee compensation for personnel of RP Manager, which was acquired in the second quarter of 2025, from our assessment of internal control over financial reporting for the year ending December 31, 2025.

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

PART II.     OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

For a description of our legal proceedings, refer to Note 15–Commitments and Contingencies, which is incorporated herein by reference.

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
•our ability to attract and retain highly talented professionals;
•we may not realize the anticipated benefits of the Internalization and we may be exposed to risks to which we have not historically been exposed;
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

We may undertake strategic acquisitions of operating biopharmaceutical companies or acquire securities of biopharmaceutical companies. Our failure to realize the expected benefits of such acquisitions could adversely affect our business, financial condition or results of operations.

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

We use leverage in connection with our capital deployment, which magnifies the potential for loss if the royalties acquired do not generate sufficient income for us.

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
The success of our business depends on key members of our team.
We depend on the expertise, skill and network of business contacts of key members of our team, who evaluate, negotiate, structure, execute, monitor and service our assets. Our future success depends to a significant extent on the continued service and coordination of our team. Our executives must devote substantially all of their business time to managing us, unless otherwise approved by the board of directors. Despite this, key members of our team may have other demands on their time, and we cannot assure you that they will continue to be actively involved in our business. The departure of any of these individuals or competing demands on their time could adversely affect our business, financial condition or results of operations.

Our key professionals have relationships with participants in the biopharmaceutical industry, financial institutions and other professionals, which we rely upon to source potential asset acquisition opportunities. If our key professionals fail to maintain such relationships, or to develop new relationships with other sources, we may not be able to grow our portfolio. In addition, we can offer no assurance that these relationships, even if maintained, will generate royalty acquisition opportunities for us in the future.

There can be no assurance that the policies and procedures we have established to mitigate conflicts of interest will be effective in doing so.
There could be conflicts of interest between us and our personnel. Every senior executive is subject to a non-compete agreement that is effective for 18 months following termination of their employment for any reason. In addition, executives must devote substantially all of their time to us unless otherwise approved by the board of directors. Despite this, the ability of officers and employees to engage in other business activities may reduce the amount of time they spend working for us. For instance, Mr. Legorreta, our Chief Executive Officer, is also a co-founder of and has significant influence over Pharmakon Advisors. Pharmakon manages BioPharma Credit PLC (LSE: BPCR) and other investment vehicles that collectively are leading providers of debt capital to the biopharmaceutical industry. Mr. Legorreta has a substantial investment in BioPharma Credit. In addition, Mr. Legorreta serves as the chairperson of the board of directors of ProKidney Corp. and he has founded and participates in foundations that receive and provide medical research funding. Even though he is involved with Pharmakon, BioPharma Credit PLC, ProKidney Corp. and the foundations described above, among other organizations, Mr. Legorreta does not have any material constraints on the time he has available to devote to us. While Pharmakon may pursue similar investment opportunities, we believe that actual conflicts of interest are rare due to differing investment strategies, and the fact that royalty holders determine the type of transaction they seek. Under arrangements with Pharmakon, we may provide research, business development, legal, compliance, financial and administrative services to one another. Royalty Pharma and Pharmakon reimburse each other to the extent that one of them provides materially more services to the other than they receive in return.

To service our indebtedness and meet our other ongoing liquidity needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. If we cannot generate the required cash, we may not be able to make the required payments under our indebtedness.
As of June 30, 2025, our total principal amount of indebtedness outstanding under our senior unsecured notes and term loan was $8.2 billion. In addition to this indebtedness, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). Except for RP Holdings and RP Manager, our subsidiaries that do not guarantee our indebtedness will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.

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

Other events that affect the banking industry may adversely affect the banking institutions that hold our cash. Our primary operating accounts significantly exceed the Federal Deposit Insurance Corporation limits. In the event of a bank insolvency or failure, we may be considered a general creditor of the bank, and we might lose some or all of the cash deposited with the bank. Even where it is recognized that a bank might be in danger of insolvency or failure, we might not be able to withdraw or transfer our cash from the bank in time to avoid any adverse effects of insolvency or failure.

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
While our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 61% of our Royalty Receipts in the second quarter of 2025. In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition or results of operations.

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

Our board of directors is under no obligation to pay dividends, make distributions or repurchase our ordinary shares and it may decide to use cash to fund asset acquisitions or operations in lieu of paying dividends, making distributions or repurchasing our ordinary shares. We will pay Equity Performance Awards to Mr. Legorreta and certain employees of RPM based on our Net Economic Profit regardless of whether any dividends are paid to our shareholders or any ordinary shares are repurchased. Our board of directors’ decisions with respect to our cash may result in our not paying dividends or not repurchasing our ordinary shares. Our board of directors’ decisions with respect to dividends or repurchases of ordinary shares may adversely affect the market price of our Class A ordinary shares. If we generate positive income, but pay limited or no dividends, holders of Class A ordinary shares may have tax liability on their income in excess of the actual cash dividends received by such holders.

The royalties that we acquire may fall outside the biopharmaceutical industry, and any such assets, and the cash flows therefrom, may not resemble the assets in our current portfolio.
We have discretion as to the types of assets that we may acquire. While we expect to acquire assets that primarily fall within the biopharmaceutical industry, we are not obligated to do so and may acquire other types of assets that are peripheral to or outside of the biopharmaceutical industry. Consequently, our asset acquisitions in the future, and the cash flows from such assets, may not resemble those of the assets in our current portfolio. We may have limited experience acquiring assets that are peripheral to or outside of the biopharmaceutical industry. There can be no assurance that assets acquired in the future will have returns similar to the returns expected of the assets in our current portfolio or be profitable at all.

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

Equity Performance Awards may create incentives that are not fully aligned with the interests of our shareholders.
Subject to certain conditions, at the end of each fiscal quarter, Mr. Legorreta and certain employees of RPM are entitled to a distribution in the form of equity from RP Holdings in respect of each portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such portfolio)) for such portfolio for the applicable measuring period (the “Equity Performance Awards”). The right to Equity Performance Awards may create an incentive to make riskier or more speculative asset acquisitions. In addition, we may incur more debt, finance additional asset acquisitions or otherwise use more leverage in connection with asset acquisitions, as generally the use of leverage can increase the rate of return on an investment and therefore our profits. Under certain circumstances, the use of borrowed money may pose higher risks for our business or increase the likelihood of default, which would disfavor our shareholders. In addition, there is no correlation between our profits and the obligation of our board of directors to pay dividends to shareholders. Consequently, shareholders may receive limited or no dividends while Mr. Legorreta and certain employees of RPM remain entitled to Equity Performance Awards based on our Net Economic Profit. In addition, even though Equity Performance Awards are payable on a portfolio-by-portfolio basis (with portfolios comprised of investments made during sequential two-year periods) in order to reduce the risks that we will pay Equity Performance Awards on individual investments even though our overall portfolio of investments is not performing well, Equity Performance Awards may nevertheless be payable when our overall portfolio of investments is not performing as well as the individual portfolios that are used as the basis for measuring the Equity Performance Awards.

Operational risks may disrupt our businesses, result in losses or limit our growth.
We rely heavily on financial, accounting, information and other data processing systems and cloud computing services, as well as those of our current and future collaborators, contractors or consultants. Such systems are vulnerable to damage or interruption from computer viruses, data corruption, cyber-related attacks, unauthorized access, natural disasters, pandemics, terrorism, war and telecommunication and electrical failures. If any of these events occur and such systems do not operate properly or are disabled or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of network security systems, a cybersecurity vulnerability or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our business, loss of trade secrets or other proprietary information, liability to us, regulatory intervention or reputational damage.

Furthermore, federal, state and international laws and regulations relating to data privacy and protection, such as the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts or data privacy and protection compliance efforts fail. In addition, we operate a business that is highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase. Such a failure to accommodate growth, or an increase in costs related to such information systems, could adversely affect our business, financial condition or results of operations.

A disaster or a disruption in the public infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could adversely affect our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

In addition, sustaining our growth may require us to commit additional management, operational and financial resources to identify new professionals to join the team and to maintain appropriate operational and financial systems to adequately support expansion. Since the market for hiring talented professionals is competitive, we may not be able to grow at the pace we desire.

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
The AIFM Directive has been implemented into the national law of the majority of member states of the European Economic Area and the United Kingdom (each an “AIFM state”). The AIFM Directive sets out minimum conditions related to the marketing of interests in alternative investment funds (such as our Class A ordinary shares) in the AIFM states and may impact our ability to attract investors in the AIFM states and may significantly increase our compliance costs. Such conditions include requirements for us to register with the competent authority in the relevant AIFM state in order to market the Class A ordinary shares to investors, requirements to file periodic reports with the competent authority in the relevant AIFM state and requirements to comply with disclosure and reporting obligations in respect of investors in the relevant AIFM state. Such reports and disclosures may become publicly available. While such conditions are met in relation to the AIFM states where our Class A ordinary shares will be marketed, there can be no guarantee that this will continue to be the case. The AIFM Directive does not, however, prohibit an investor in such AIFM state from subscribing for our Class A ordinary shares at their own initiative in circumstances where such Class A ordinary shares have not been marketed in such AIFM state and we may issue our Class A ordinary shares to such investors, as long as they have provided us with representations that they have done so at their own initiative.

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

We may not realize the anticipated benefits of the Internalization or we may be exposed to risks to which we have not historically been exposed.
We may not realize the anticipated benefits of the Internalization, such as cash savings, enhanced alignment with shareholders, increased investment returns, management continuity, transparency and governance, and the benefits of simplification to our structure. Since our Internalization on May 16, 2025, we have become exposed to new and additional costs and risks. For example, while we no longer bear the cost of a management fee, our direct overhead may increase because we are responsible for 100% of the compensation and benefits of our officers and other employees and our other operating expenses. As their employer, we are subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of employee benefit plans. In addition, our overhead will increase as a result of our becoming internally managed, as the responsibility for overhead relating to management of our business has become our own responsibility. While Mr. Legorreta has agreed to provide the Board with a reasonable opportunity to review and comment on future awards or modifications of Equity Performance Awards, Equity Performance Awards on existing and future investments will continue on the current terms. Our general and administrative expenses after the Internalization may also be higher than our current expectations.

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
• variations in our quarterly operating results or dividends to shareholders or share repurchases or exchanges for our Class A ordinary shares;
• additions or departures of key management personnel;
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
We are a public limited company incorporated under the laws of England and Wales. English law provides that a board of directors may only allot shares (or rights to subscribe for or convert into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and valid for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. We obtained shareholder authority to allot additional shares until the end of the next annual general meeting of the Company or, if earlier, the close of business on August 12, 2026, the date that is 15 months after May 12, 2025. We intend to seek renewal of this authorization at each year’s annual general meeting of shareholders.

English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). We have obtained authority from our shareholders to disapply preemptive rights until the end of the next annual general meeting of the Company or, if earlier, the close of business on August 12, 2026, which is the date that is 15 months after May 12, 2025, which disapplication will need to be renewed upon expiration to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period). We intend to seek renewal of this authorization at each year’s annual general meeting of shareholders.

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

Our shareholders approved the authorization of certain “off market purchases” that will expire five years from May 12, 2025 unless renewed by our shareholders prior to the expiration date. We cannot assure shareholders that situations will not arise where such shareholder approval requirements for any of these actions would deprive our shareholders of substantial capital management benefits.

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

Specifically, with respect to certain U.S.-source income, we expect that our subsidiaries will be eligible for benefits under the U.S.-Ireland income tax treaty (the “Treaty”), and, under that Treaty, will not be subject to any U.S. withholding taxes on such U.S.-source payments. Our current treaty position with respect to U.S.-source payments relies in part on U.S. citizens or tax residents (as defined for purposes of the Treaty) owning, directly or indirectly, at least 50% of the beneficial interest in, or at least 50% of the aggregate vote and value of, each of our subsidiaries that earns U.S.-source income. Our treaty position is based on the current U.S. status of the majority of the existing indirect investors in RP Holdings and Royalty Pharma Investments 2011 ICAV (“RPI 2011 ICAV”). Subject to certain exceptions, the existing indirect U.S. investors in RP Holdings have the right to exchange their interests for our publicly traded Class A ordinary shares. Such publicly traded Class A ordinary shares could be further transferred on the public market to other persons. Therefore, it is possible that over time U.S. persons will own indirectly in the aggregate less than 50% of the interests in our subsidiaries. We currently expect that our Class A ordinary shares and other existing indirect interests in RP Holdings and RPI 2011 ICAV in the aggregate will continue to be owned in sufficient amount by U.S. citizens or tax residents, and that we will be able to establish such ownership, for purposes of satisfying the 50% ownership requirement under the Treaty. However, there is no assurance that RP Holdings and RPI 2011 ICAV will continue to be owned directly or indirectly by sufficient U.S. citizens or residents or that we will be able to establish to the IRS’ satisfaction such ownership for purposes of satisfying the 50% U.S. ownership requirement under the Treaty. It is possible that if the indirect U.S. ownership in our subsidiaries becomes lower than 50% (or we cannot establish such ownership) we may in the future be able to qualify for another applicable exemption from U.S. withholding under the Treaty, but there can be no assurance in this regard. A substantial portion of our revenue is, and is expected to continue to be, derived from U.S.-sourced income, such as royalties, interest or “other income” for Treaty purposes. Therefore, if our subsidiaries failed to qualify for an exemption from U.S. withholding tax under the Treaty (by satisfying either the 50% U.S. ownership requirement or an alternative Treaty exemption) and such types of income were subject to a 30% U.S. withholding tax, our financial position, profitability and cash flows could be adversely affected.

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

Certain non-U.K. entities in which we hold a greater than 25% interest, including RPI 2019 ICAV (which is Irish tax resident) and RPI 2011 ICAV (which is Irish tax resident and which is held indirectly by us through our participation in RP Holdings), will be Controlled Foreign Companies for U.K. tax purposes. We and RP Holdings will therefore be required to apply the CFC Rules in respect of our direct and indirect interests in these entities on an ongoing basis. We do not expect material U.K. corporation tax charges to arise under the U.K. CFC Rules in respect of our royalty assets or our financing arrangements, however no assurances can be given that this will continue to be the case. The U.K. CFC Rules are highly complex and fact-dependent, and changes to, or adverse interpretations of, these rules, or changes in the future activities of RPI 2019 ICAV or other non-U.K. companies in which we hold an interest, directly or indirectly, may alter this position and could impact our group’s effective tax rate.

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
• the potential negative impact on the health of our highly qualified personnel, especially if a significant number of them are impacted;
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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the second quarter of 2025 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2025 - April 30, 2025	4,220	$31.51	4,220	$2,153,977
May 1, 2025 - May 31, 2025	2,609	32.86	2,609	2,068,227
June 1, 2025 - June 30, 2025	1,670	34.86	1,670	2,010,004
Total	8,499	32.58	8,499
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

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the second quarter of 2025, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

Item 6.         EXHIBITS

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Association of Royalty Pharma plc
3.2	Amended and Restated Articles of Association of Royalty Pharma Holdings Ltd
10.1	Joinder, Release and First Amendment to Loan Agreement and Loan Documents
10.2	Amended and Restated Exchange Agreement, dated as of May 16, 2025
10.3*	Form of Executive Offer Letter
10.4*	Form of Deed of Indemnity
10.5	Royalty Pharma plc 2025 Equity Incentive Plan
10.6*	Fourth Supplemental Indenture, dated as of June 9, 2025, Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALTY PHARMA PLC
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: August 6, 2025

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: August 6, 2025