Form 10-Q
period 2025-09-30
Royalty Pharma plc
filed 2025-11-05
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, Royalty Pharma plc had 427,247,489 Class A ordinary shares outstanding and 149,990,618 Class B ordinary shares outstanding.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of September 30,	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$938,944	$929,026
Financial royalty assets	860,073	783,770
Available for sale debt securities	16,100	58,200
Other royalty income receivable	28,901	26,956
Other current assets	5,519	4,187
Total current assets	1,849,537	1,802,139

Financial royalty assets, net	15,763,674	15,127,158
Equity securities	129,393	186,960
Available for sale debt securities	302,500	693,500
Equity method investments	290,957	379,424
Goodwill	924,634	—
Other assets	86,585	33,534
Total assets	$19,347,280	$18,222,715

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to non-controlling interests	$77,222	$75,811
Accounts payable and accrued liabilities	41,415	13,370
Interest payable	29,044	98,062
Current portion of long-term debt	380,000	997,773
Other current liabilities	3,121	68,600
Total current liabilities	530,802	1,253,616

Long-term debt	8,565,735	6,614,653
Accrued compensation liabilities	502,938	—
Other liabilities	126,944	12,080
Total liabilities	9,726,419	7,880,349
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2025–429,027 and 2024–445,985	44	45
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2025–149,990 and 2024–143,128	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2025–50 and 2024–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2025–409,923 and 2024–392,255	—	—
Additional paid-in capital	4,112,538	4,103,482
Retained earnings	2,304,314	2,845,653
Non-controlling interests	3,206,513	3,395,785
Treasury interests	(2,611)	(2,662)
Total shareholders’ equity	9,620,861	10,342,366

Total liabilities and shareholders’ equity	$19,347,280	$18,222,715

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Income and other revenues
Income from financial royalty assets	$578,812	$533,166	$1,668,720	$1,587,577
Other royalty income and revenues	30,479	31,524	87,483	82,358
Total income and other revenues	609,291	564,690	1,756,203	1,669,935

Operating expense/(income)
Provision for changes in expected cash flows from financial royalty assets	12,135	(227,604)	(318,943)	568,425
Provision for credit losses on unfunded commitments	766	—	93,301	—
Research and development funding expense	50,500	500	401,500	1,500
General and administrative expenses (includes $73,353, $165,099, $713 and $2,511 of share-based compensation expense for the three and nine months ended September 30, 2025 and 2024, respectively; see Note 4)	118,734	56,720	409,209	169,080
Total operating expense/(income), net	182,135	(170,384)	585,067	739,005

Operating income	427,156	735,074	1,171,136	930,930

Other (income)/expense
Equity in (earnings)/losses of equity method investees	(15,948)	(10,407)	(25,084)	2,039
Interest expense	79,564	66,506	213,493	159,751
Gains on derivative financial instruments	(4,000)	(3,000)	(1,000)	(3,000)
(Gains)/losses on equity securities	(18,863)	(50,849)	57,568	(81,455)
Gains on available for sale debt securities	(52,480)	(57,680)	(21,779)	(103,900)
Interest income	(6,903)	(17,508)	(26,520)	(38,306)
Other non-operating expenses/(income), net	1,575	1,654	6,179	(661)
Total other (income)/expense, net	(17,055)	(71,284)	202,857	(65,532)
Consolidated net income before tax	444,211	806,358	968,279	996,462
Income tax expense	—	—	—	—
Consolidated net income	444,211	806,358	968,279	996,462

Net income attributable to non-controlling interests	155,994	262,371	411,537	345,693

Net income attributable to Royalty Pharma plc	$288,217	$543,987	$556,742	$650,769

Earnings per Class A ordinary share:
Basic	$0.67	$1.22	$1.29	$1.45
Diluted	$0.67	$1.21	$1.28	$1.44
Weighted average Class A ordinary shares outstanding:
Basic	431,887	447,628	430,281	449,085
Diluted	559,611	592,726	566,754	595,683

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	432,288	$44	150,881	$—	50	$63	409,032	$—	$4,127,665	$2,222,750	$3,155,030	$(2,612)	$9,502,940
Contributions	—	—	—	—	—	—	—	—	—	—	1,200	—	1,200
Distributions	—	—	—	—	—	—	—	—	—	—	(116,027)	—	(116,027)
Dividends ($0.22 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(95,307)	—	—	(95,307)
Other exchanges	891	—	(891)	—	—	—	891	—	22,131	—	(22,132)	1	—
Share issuances for EPAs, Equity Incentive Plans and related share-based compensation	63	—	—	—	—	—	—	—	3,116	(12)	32,448	—	35,552
Repurchases of Class A ordinary shares	(4,215)	—	—	—	—	—	—	—	(40,374)	(111,334)	—	—	(151,708)
Net income	—	—	—	—	—	—	—	—	—	288,217	155,994	—	444,211
Balance at September 30, 2025	429,027	$44	149,990	$—	50	$63	409,923	$—	$4,112,538	$2,304,314	$3,206,513	$(2,611)	$9,620,861

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	449,065	$45	145,328	$—	50	$63	390,055	$—	$4,100,554	$2,378,251	$3,275,566	$(2,661)	$9,751,818
Contributions	—	—	—	—	—	—	—	—	—	—	2,245	—	2,245
Distributions	—	—	—	—	—	—	—	—	—	—	(113,182)	—	(113,182)
Dividends ($0.21 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(94,061)	—	—	(94,061)
Other exchanges	447	—	(447)	—	—	—	447	—	38,407	—	(38,411)	4	—
Share-based compensation and related issuances of Class A ordinary shares	3	—	—	—	—	—	—	—	525	—	—	—	525
Repurchases of Class A ordinary shares	(3,477)	—	—	—	—	—	—	—	(31,744)	(63,492)	—	—	(95,236)
Net income	—	—	—	—	—	—	—	—	—	543,987	262,371	—	806,358
Balance at September 30, 2024	446,038	$45	144,881	$—	50	$63	390,502	$—	$4,107,742	$2,764,685	$3,388,589	$(2,657)	$10,258,467

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	445,985	$45	143,128	$—	50	$63	392,255	$—	$4,103,482	$2,845,653	$3,395,785	$(2,662)	$10,342,366
Contributions	—	—	—	—	—	—	—	—	—	—	8,751	—	8,751
Distributions	—	—	—	—	—	—	—	—	—	—	(424,399)	—	(424,399)
Dividends ($0.66 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(283,974)	—	—	(283,974)
Other exchanges	17,668	2	(17,668)	—	—	—	17,668	—	318,605	—	(318,658)	51	—
Share issuances for EPAs, Equity Incentive Plans and related share-based compensation	744	—	—	—	—	—	—	—	24,745	(430)	76,497	—	100,812
Shares and share-based awards issued for Internalization	—	—	24,530	—	—	—	—	—	3,778	—	57,000	—	60,778
Repurchases of Class A ordinary shares	(35,370)	(3)	—	—	—	—	—	—	(338,072)	(813,677)	—	—	(1,151,752)
Net income	—	—	—	—	—	—	—	—	—	556,742	411,537	—	968,279
Balance at September 30, 2025	429,027	$44	149,990	$—	50	$63	409,923	$—	$4,112,538	$2,304,314	$3,206,513	$(2,611)	$9,620,861

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	446,692	$45	150,743	$—	50	$63	384,640	$—	$4,011,435	$2,517,583	$3,557,792	$(2,629)	$10,084,289
Contributions	—	—	—	—	—	—	—	—	—	—	6,797	—	6,797
Distributions	—	—	—	—	—	—	—	—	—	—	(367,320)	—	(367,320)
Dividends ($0.63 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(282,809)	—	—	(282,809)
Other exchanges	5,862	1	(5,862)	—	—	—	5,862	—	154,400	—	(154,373)	(28)	—
Share-based compensation and related issuances of Class A ordinary shares	78	—	—	—	—	—	—	—	1,819	—	—	—	1,819
Repurchases of Class A ordinary shares	(6,594)	(1)	—	—	—	—	—	—	(59,912)	(119,750)	—	—	(179,663)
Net income	—	—	—	—	—	—	—	—	—	650,769	345,693	—	996,462
Purchase of non-controlling interest in RPCT	—	—	—	—	—	—	—	—	—	(1,108)	—	—	(1,108)
Balance at September 30, 2024	446,038	$45	144,881	$—	50	$63	390,502	$—	$4,107,742	$2,764,685	$3,388,589	$(2,657)	$10,258,467

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Cash collections from financial royalty assets	$2,438,620	$2,205,933
Cash collections from intangible royalty assets	681	14,420
Other royalty cash collections	84,917	79,334
Distributions from equity method investees	13,396	13,396
Interest received	27,935	37,447
Development-stage funding payments	(401,500)	(1,500)
Payments for operating and professional costs	(229,896)	(163,804)
Payments for Employee EPAs	(1,868)	—
Interest paid	(269,610)	(158,765)
Net cash provided by operating activities	1,662,675	2,026,461

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(74,416)	—
Distributions from equity method investees	100,155	20,397
Investments in equity method investees	—	(10,955)
Purchases of equity securities	(4,427)	(62,500)
Proceeds from equity securities	—	98,575
Purchases of available for sale debt securities	(75,000)	(150,000)
Proceeds from available for sale debt securities	18,346	7,200
Proceeds from sales of available for sale debt securities	510,553	—
Acquisitions of financial royalty assets	(964,044)	(2,009,283)
Acquisitions of other financial assets	—	(18,000)
Milestone payments	(268,600)	(50,000)
Other	(8,946)	2,039
Net cash used in investing activities	(766,379)	(2,172,527)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(275,752)	(281,078)
Distributions to continuing non-controlling interests	(126,719)	(93,711)
Dividends to shareholders	(283,910)	(282,809)
Repurchases of Class A ordinary shares	(1,146,846)	(177,044)
Contributions from legacy non-controlling interests - R&D	220	527
Contributions from non-controlling interests - other	5,697	3,329
Proceeds from revolving credit facility	1,275,000	—
Repayment of revolving credit facility	(1,275,000)	—
Repayment of long-term debt	(1,000,000)	—
Proceeds from issuance of long-term debt, net of discount	1,954,475	1,471,235
Debt issuance costs and other	(13,543)	(12,316)
Other	—	(9,025)
Net cash (used in)/provided by financing activities	(886,378)	619,108

Net change in cash and cash equivalents	9,918	473,042
Cash and cash equivalents, beginning of period	929,026	477,010
Cash and cash equivalents, end of period	$938,944	$950,052

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

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Royalty Pharma and all majority-owned and controlled subsidiaries, as well as variable interest entities, where we are the primary beneficiary. We consolidate based upon evaluation of our power, through voting rights or similar rights, to direct the activities of another entity that most significantly impact the entity’s economic performance. For consolidated entities where we own or are exposed to less than 100% of the economics, we record Net income attributable to non-controlling interests in our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties, except for the RP Holdings Class C Interests (as defined below), which are recorded based on their rights.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RP Holdings is owned by Royalty Pharma plc and, indirectly, by various partnerships (the “Continuing Investors Partnerships”) and, post-Internalization, by the Holders of RP Holdings Class E Interests (as defined below). RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management vehicle and is the successor to Royalty Pharma Investments, an Irish unit trust. In 2022, we became an indirect owner of an 82% economic interest in Royalty Pharma Investments ICAV, which was previously owned directly by Royalty Pharma Investments. In connection with the Internalization, Royalty Pharma Investments distributed all of its assets to Royalty Pharma Investments 2011 ICAV (together with Royalty Pharma Investments ICAV, “Old RPI”).

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
4.The Sellers’ (as defined in Note 3–Internalization) indirect ownership in RP Holdings through their indirect ownership of RP Holdings’ Class E ordinary shares (the “RP Holdings Class E Interests”). In connection with the Internalization, we issued 24.5 million RP Holdings Class E Interests, subject to vesting conditions, to the Sellers (the “Holders of RP Holdings Class E Interests”) as part of the transaction consideration.

The Continuing Investors Partnerships, the Founder’s Equity and the Holders of RP Holdings Class E Interests, collectively, are referred to as the “continuing non-controlling interests.”

All intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of financial royalty assets, available for sale debt securities, receivables and derivatives. The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, Johnson & Johnson, GSK, Roche, Servier, Biogen, AbbVie, Astellas, Pfizer and Gilead. As of September 30, 2025 and December 31, 2024, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 31% and 34% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

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

3. Internalization

On January 10, 2025, we entered into an agreement (as amended, the “Purchase Agreement”) with RPM, Royalty Pharma Manager, LLC, a Delaware limited liability company (“RP Manager”) and the Sellers (as defined below). Pursuant to the Purchase Agreement, RPM contributed substantially all of its previously held assets and liabilities to RP Manager and we agreed to acquire all of the equity interests of RP Manager from the Sellers (such transaction, the “Internalization”). The Sellers include our founder, chief executive officer and chairman, Pablo Legorreta, RPM I, LLC and RP MIP Holdings, LLC (“RP MIP Holdings”), as the former equity owners of RPM. The equity interest holders of RP MIP Holdings include our named executive officers and certain employees of the Legacy Manager, who became employees of Royalty Pharma, LLC, in connection with the Internalization. We completed the acquisition of RP Manager on May 16, 2025. We accounted for the acquisition as a business combination in accordance with ASC 805.

The announced transaction value for the Internalization of $1.1 billion included cash and 24.5 million newly issued RP Holdings Class E Interests, of which 1.7 million shares were recognized as part of the purchase price and 22.8 million shares are subject to vesting, with related share-based compensation expense to be recognized over the vesting period post-Internalization. The announced transaction value also included the assumption of a $380 million term loan. In accordance with ASC 805, the $380 million term loan was not recognized as part of the purchase price. Instead, it was recorded as a liability acquired in the preliminary allocation of purchase price below.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In addition, we issued replacement equity awards in the form of RSUs to employees and recognized a liability related to the Employee EPAs. As described and each term as defined in Note 5–Shareholders’ Equity, the Employee EPAs represent the participation of certain employees in the economic returns of the EPAs for a specific Portfolio, which exclude Founder’s Equity ,which represents Mr. Legorreta’s retained EPAs. Accordingly, at the closing of the Internalization, the portions of each of these components attributable to the pre-Internalization service period were included as part of the purchase price.

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

Employee EPAs

As described and each term as defined in Note 5–Shareholders’ Equity, after the Internalization, employees who participate in the EPAs became employees of Royalty Pharma, LLC, and the service required for vesting became service required to be rendered to the Company. Accordingly, we began to account for the Employee EPAs under ASC 718 as compensation arrangements and began recognizing share-based compensation expense over the remaining post-Internalization service period. The Employee EPAs exclude Founder’s Equity, which represents Mr. Legorreta’s retained EPAs. The periodic cash distributions as tax advances related to the Employee EPAs are presented as an operating activity in the condensed consolidated statement of cash flows.

As a result of the Internalization, we recognized a liability for the Employee EPAs. The fair value of approximately $422.5 million, measured as of the closing of the Internalization, was considered attributable to service rendered pre-Internalization and was included as part of the purchase price. The fair value of the remaining Employee EPAs is recorded as share-based compensation expense over the remaining vesting period. The fair value of the Employee EPAs is recognized as a liability within Accrued compensation liabilities on the condensed consolidated balance sheet and is estimated using a Monte Carlo simulation methodology. See Note 7–Fair Value Measurements and Financial Instruments for additional discussion.

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

For the third quarter and first nine months of 2025, we recorded approximately $1.0 million and $29.6 million of acquisition-related costs within General and administrative expenses in the condensed consolidated statements of operations, respectively. Of the $29.6 million in acquisition-related costs for the first nine months of 2025, $27.6 million was paid and included within Payments for operating and professional costs on the condensed consolidated statement of cash flows. These costs are primarily related to legal, advisory and professional services.

For the third quarter and first nine months of 2025, approximately 80% and 51% of the total General and administrative expenses were related to costs incurred by RP Manager and its subsidiaries, respectively. These costs primarily consisted of employee compensation expenses, including share-based compensation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Pro forma revenue	$609,291	$564,690	$1,756,203	$1,669,935
Pro forma net income(1)	445,167	787,017	1,039,497	827,443
(1)Pro forma net income for the first nine months of 2024 reflects a $29.6 million adjustment for non-recurring acquisition-related expenses.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Share-Based Compensation

We record share-based compensation expense on a straight-line basis over the corresponding service-based vesting periods within General and administrative expenses in the condensed consolidated statements of operations. We have elected to account for forfeitures as they occur.

Prior to the Internalization, we only recognized share-based compensation expense related to RSUs issued to directors. As a result of the Internalization, we began to recognize share-based compensation expense related to RP Holdings Class E Interests that were issued as part of the Internalization consideration, Employee EPAs and Employee RSUs. The share-based compensation expense is comprised of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
RP Holdings Class E Interests	$32,448	$—	$76,497	$—
Employee EPAs	38,994	—	84,726	—
Employee and Director RSUs	1,911	713	3,876	2,511
Total Share-Based Compensation	$73,353	$713	$165,099	$2,511

RP Holdings Class E Interests

In connection with the Internalization, approximately 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million will be expensed generally over vesting periods ranging from five to nine years.

In the third quarter and first nine months of 2025, we recorded $32.4 million and $76.5 million of share-based compensation expense related to the RP Holdings Class E Interests, respectively. As of September 30, 2025, we had $678.9 million of unrecognized compensation expense related to 20.5 million RP Holdings Class E Interests that is expected to vest over a weighted average period of 5.7 years.

Employee EPAs

In accordance with ASC 718, we accounted for the Employee EPAs as liability-classified share-based compensation arrangements. The Employee EPAs are subject to a service-based vesting period, generally four years, commencing at the start of each respective Portfolio (as defined in Note 5–Shareholders’ Equity).

We recognized a liability of approximately $422.5 million related to Employee EPAs as of the date of the Internalization. The fair value of the remaining Employee EPAs is recognized as share-based compensation expense over the remaining vesting period. We remeasure the fair value of the Employee EPAs at each reporting date with changes in the fair value recognized as part of share-based compensation expense. We estimated the fair value of the Employee EPAs using a Monte Carlo simulation methodology. See Note 7–Fair Value Measurements and Financial Instruments for additional discussion.

In the third quarter and first nine months of 2025, we recorded $39.0 million and $84.7 million of share-based compensation expense related to the Employee EPAs, respectively. As of September 30, 2025, we had $71.5 million of unrecognized expense related to the Employee EPAs that is expected to vest over a weighted average period of 1.9 years.

2025 Equity Incentive Plan

On May 16, 2025, in connection with the Internalization, the Royalty Pharma plc 2025 Equity Incentive Plan became effective and 2 million Class A ordinary shares were authorized for issuance to employees and consultants. RSUs granted under the plan generally vest over a period of up to four years. In the third quarter and first nine months of 2025, we did not recognize material share-based compensation expense related to the RSUs.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2020 Independent Directors Equity Incentive Plan

On June 15, 2020, our 2020 Independent Director Equity Incentive Plan was approved and became effective, whereby 800 thousand Class A ordinary shares were authorized for issuance in the form of RSUs to our independent directors. RSUs granted under the plan generally vest over one year. In the third quarter and first nine months of 2025 and 2024, we did not recognize material share-based compensation expense related to the RSUs.

5. Shareholders’ Equity

Capital Structure

Royalty Pharma plc has two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. The Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of September 30, 2025, Royalty Pharma plc had 429,027 thousand Class A ordinary shares and 149,990 thousand Class B ordinary shares outstanding.

An exchange agreement entered into by, among others, Royalty Pharma plc, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP, RPI EPA Vehicle, LLC and certain recipients nominated by the Sellers (as amended from time to time, the “Exchange Agreement”) facilitates the exchange of RP Holdings Class E Interests and the exchange of RP Holdings Class B Interests for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B Interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of Class B ordinary shares as deferred shares. Such deferred shares are non-voting and do not confer a right to participate in our profits or any right to receive dividends. As of September 30, 2025, Royalty Pharma plc had 409,923 thousand deferred shares outstanding.

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

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a new share repurchase program, which replaced the share repurchase program approved in March 2023, under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. The authorization for the new share repurchase program expires June 23, 2027. In the first nine months of 2025, we repurchased 35.4 million shares at a cost of approximately $1.2 billion. In the first nine months of 2024, we repurchased 6.6 million shares at a cost of approximately $179.7 million. As of September 30, 2025, approximately $1.9 billion remained available under the new share repurchase program.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Controlling Interests

The changes in the balances of our non-controlling interests are as follows (in thousands):

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	RP Holdings Class E Interests Holders	Total
June 30, 2025	$1,124,024	$1,700,806	$—	$330,200	$3,155,030
Contributions	1,098	102	—	—	1,200
Distributions	(80,391)	(27,386)	(2,886)	(5,364)	(116,027)
Other exchanges	—	6,604	—	(28,736)	(22,132)
Share-based compensation	—	—	—	32,448	32,448
Net income	53,911	83,014	2,886	16,183	155,994
September 30, 2025	$1,098,642	$1,763,140	$—	$344,731	$3,206,513

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	Total
June 30, 2024	$1,199,719	$2,075,847	$—	$3,275,566
Contributions	1,291	954	—	2,245
Distributions	(82,163)	(31,019)	—	(113,182)
Other exchanges	—	(38,411)	—	(38,411)
Net income	86,972	175,399	—	262,371
September 30, 2024	$1,205,819	$2,182,770	$—	$3,388,589

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity(1)	RP Holdings Class E Interests Holders	Total
December 31, 2024	$1,188,340	$2,207,445	$—	$—	$3,395,785
Contributions	6,412	2,339	—	—	8,751
Distributions	(275,814)	(92,500)	(45,325)	(10,760)	(424,399)
Other exchanges	—	(523,587)	—	204,929	(318,658)
Internalization	—	—	—	57,000	57,000
Share-based compensation	—	—	—	76,497	76,497
Net income	179,704	169,443	45,325	17,065	411,537
September 30, 2025	$1,098,642	$1,763,140	$—	$344,731	$3,206,513
(1)Amounts represent the entirety of the EPAs prior to the Internalization and only the Founder’s Equity portion after the Internalization.

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	Total
December 31, 2023	$1,339,716	$2,218,076	$—	$3,557,792
Contributions	3,863	2,934	—	6,797
Distributions	(273,609)	(93,711)	—	(367,320)
Other exchanges	—	(154,373)	—	(154,373)
Net income	135,849	209,844	—	345,693
September 30, 2024	$1,205,819	$2,182,770	$—	$3,388,589

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

Equity Performance Awards (“EPAs”) represent 20% of the Net Economic Profit (as defined below) generated from investments made during each two-year investment period (each, a “Portfolio”). Net Economic Profit is defined as the aggregate cash receipts for all investments in a Portfolio, less Total Expenses, which is defined as interest expense, operating expense, and recovery of acquisition cost related to that Portfolio. Distributions of EPAs occur only upon the satisfaction of specified performance and return thresholds. EPAs are generally settled in RP Holdings Class B Interests, which are immediately exchanged upon issuance for Class A ordinary shares. A portion of the EPAs may be paid in cash as a tax advance to cover income tax obligations incurred by the beneficial owners of the RP Holdings Class C Special Interest.

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

Prior to the Internalization, the service requirement for employee participation in the EPAs was previously tied to services rendered to RPM, which was not a consolidated entity. Accordingly, Founder’s Equity, including the employee participation in the EPAs, was accounted for as non-controlling interest. Post-Internalization, Founder’s Equity only includes Mr. Legorreta’s retained EPAs which continues to be accounted for as non-controlling interest.

In the third quarter of 2025, we recognized $2.9 million of distributions related to Founder’s Equity, all of which were attributable to Mr. Legorreta’s retained EPAs. In the first nine months of 2025, we recognized $45.3 million of distributions related to Founder’s Equity, comprising amounts related to Mr. Legorreta’s retained EPAs and amounts recognized prior to the Internalization related to employee participation in the EPAs. Corresponding amounts to the distributions were recorded as net income allocated to non-controlling interests for the respective periods.

Out of the $45.3 million in the first nine months of 2025, $23.5 million was distributed in cash as a tax advance and presented as a financing activity in the condensed consolidated statement of cash flows, $20.5 million was settled in shares with the remaining $1.4 million expected to be settled in shares in the fourth quarter of 2025. The unsettled portion as of September 30, 2025 is recorded within Distributions payable to non-controlling interests on the condensed consolidated balance sheet.

Holders of RP Holdings Class E Interests

We issued 24.5 million RP Holdings Class E Interests as part of the transaction consideration for the Internalization, all of which are outstanding as of September 30, 2025. The Holders of RP Holdings Class E Interests represent a non-controlling interest. The change in RP Holdings ownership following the issuance of RP Holdings Class E Interests is reflected through Other exchanges in the above tables and in our condensed consolidated statements of shareholders’ equity. The Holders of RP Holdings Class E Interests are entitled to any dividends and distributions from RP Holdings pro rata (on a per share basis) and on a pari passu basis with each RP Holdings Class A Interest and RP Holdings Class B Interest. Upon vesting, the RP Holdings Class E Interests are exchangeable on a one-for-one basis for Royalty Pharma plc Class A ordinary shares. As of September 30, 2025, approximately 1.8 million of RP Holdings Class E Interests were vested.

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

As of September 30, 2025, the ownership of RP Holdings was as follows: 4% by the Holders of RP Holdings Class E Interests, 22% by the Continuing Investors Partnerships and 74% by Royalty Pharma plc. As of September 30, 2024, the ownership of RP Holdings was as follows: 24% by the Continuing Investors Partnerships and 76% by Royalty Pharma plc.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests and RP Holdings Class E Interests are entitled to dividends and distributions from RP Holdings. In the first nine months of 2025, we declared and paid three quarterly cash dividends of $0.22 per Class A ordinary share in an aggregate amount of $284.0 million to holders of our Class A ordinary shares.

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

Out of the seven tranches of the Cytokinetics Commercial Launch Funding, we have funded a total of $175 million under tranches one, four, and six as of September 30, 2025, including the required minimum draw in April 2025. Tranches two and three are no longer available because the related regulatory milestones were not met. Tranches five and seven, which provide for draws up to $100 million and $175 million, respectively, are available for draw upon the occurrence of certain regulatory and clinical development milestones (“Cytokinetics Funding Commitments”) and have a one-year draw period from the date when such contingency is met. The contingency for tranche five was met in 2024 and in September 2025, Cytokinetics requested the $100 million draw, which we funded in October 2025. The contingency for tranche seven has not been met as of September 30, 2025. For tranches one, four, five, six and seven, we expect a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter of the funding date of each tranche. In the fourth quarter of 2023, we began receiving quarterly repayments on tranche one.

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

The table below summarizes the components of our funding collaboration with Cytokinetics, including the expanded funding collaboration in May 2024 and related funding status as of September 30, 2025 (in thousands):

	Funded	Required Future Draw	Potential Future Draw	Total
Cytokinetics Commercial Launch Funding(1)	$175,000	$100,000	$175,000	$450,000
Cytokinetics Development Funding	100,000	—	—	100,000
Cytokinetics R&D Funding Derivative(2)	50,000	—	150,000	200,000
Cytokinetics Common Stock	50,000	—	—	50,000
Total	$375,000	$100,000	$325,000	$800,000
(1)The contingency for tranche five was met in the fourth quarter of 2024 and Cytokinetics requested the draw on tranche five in September 2025. As such, we were obligated to fund $100 million as of September 30, 2025, which we funded in October 2025.
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

We elected the fair value option to account for the MorphoSys Development Funding Bonds as it most accurately reflects the nature of the instrument. The MorphoSys Development Funding Bonds were recorded within Available for sale debt securities on the condensed consolidated balance sheet. The changes in the fair value of the MorphoSys Development Funding Bonds were recorded within Gains on available for sale debt securities in the condensed consolidated statement of operation.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below summarizes our available for sale debt securities recorded at fair value (in thousands):

	Cost	Unrealized Gains	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of September 30, 2025
Debt securities(1)	$282,378	$36,222	$318,600	$16,100	$302,500	$—	$318,600
Funding commitments(2)	(16,600)	5,500	(11,100)	—	—	(11,100)	(11,100)
Total	$265,778	$41,722	$307,500	$16,100	$302,500	$(11,100)	$307,500

As of December 31, 2024
Debt securities(1)	$516,329	$235,371	$751,700	$58,200	$693,500	$—	$751,700
Funding commitments(2)	(12,300)	220	(12,080)	—	—	(12,080)	(12,080)
Total	$504,029	$235,591	$739,620	$58,200	$693,500	$(12,080)	$739,620
(1)The cost related to tranches one and six of the Cytokinetics Commercial Launch Funding and the cost for the Cytokinetics Development Funding reflect the fair values on their respective funding dates. As of September 30, 2025 and December 31, 2024, the cost related to tranche four of the Cytokinetics Commercial Launch Funding and the cost of the MorphoSys Development Funding Bonds, respectively, represent the amounts funded. The costs are amortized as quarterly repayments are received. The MorphoSys Development Funding Bonds were sold in January 2025.
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

7. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$486,094	$—	$—	$486,094	$568,317	$—	$—	$568,317
Available for sale debt securities(2)	—	—	16,100	16,100	—	—	58,200	58,200
Total current assets	$486,094	$—	$16,100	$502,194	$568,317	$—	$58,200	$626,517

Equity securities(3)	127,152	—	2,241	129,393	184,719	—	2,241	186,960
Available for sale debt securities(2)	—	—	302,500	302,500	—	—	693,500	693,500
Cytokinetics R&D Funding Derivative(4)	—	—	13,000	13,000	—	—	12,000	12,000
Royalty at fair value(3)	—	—	5,323	5,323	—	—	5,323	5,323
Total non-current assets	$127,152	$—	$323,064	$450,216	$184,719	$—	$713,064	$897,783

Liabilities:
Cytokinetics Funding Commitments	—	—	(11,100)	(11,100)	—	—	(12,080)	(12,080)
Employee EPAs(5)	—	—	(502,938)	(502,938)	—	—	—	—
Total non-current liabilities	$—	$—	$(514,038)	$(514,038)	$—	$—	$(12,080)	$(12,080)
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
(5)As a result of the Internalization, the fair value of Employee EPAs is recognized as a liability and recorded within Accrued compensation liabilities on the condensed consolidated balance sheet. See Note 4–Share-Based Compensation for additional discussion.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the third quarter and first nine months of 2025, we recognized a gain of $18.9 million and a loss $57.6 million, respectively, on equity securities still held as of September 30, 2025. For the third quarter and first nine months of 2024, we recognized gains of $50.8 million and $35.9 million, respectively, on equity securities still held as of September 30, 2025.

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended September 30, 2025
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value	Employee EPAs
Balance at the beginning of the period	$2,241	$285,100	$(27,200)	$9,000	$5,323	$467,143
Changes in fair value(1)	—	36,380	16,100	4,000	—	20,419
Vested(1)	—	—	—	—	—	18,575
Settled(2)	—	—	—	—	—	(3,199)
Redemption(3)	—	(2,880)	—	—	—	—
Balance at the end of the period	$2,241	$318,600	$(11,100)	$13,000	$5,323	$502,938
(1)For the Employee EPAs, both changes in fair value and amounts vested are recorded within General and administrative expenses in the condensed consolidated statement of operations. Changes in fair value of all other financial instruments are recorded within their respective financial statement line items in the Other (income)/expense section of the condensed consolidated statements of operations.
(2)The Employee EPAs are generally settled partially in shares and partially through periodic cash distributions required for tax advances.
(3)Amount relates to the quarterly repayment on the Cytokinetics Commercial Launch Funding.

	For the Three Months Ended September 30, 2024
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value
Balance at the beginning of the period	$52,322	$668,400	$(22,000)	$18,000	$5,323
Changes in fair value(1)	577	40,280	17,400	3,000	—
Redemption(2)	—	(2,880)	—	—	—
Balance at the end of the period	$52,899	$705,800	$(4,600)	$21,000	$5,323
(1)Changes in fair value of the financial instruments are recorded within their respective financial statement line items in the Other (income)/expense section of the condensed consolidated statements of operations.
(2)Amount relates to the quarterly repayment on the Cytokinetics Commercial Launch Funding.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2025
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value	Employee EPAs
Balance at the beginning of the period	$2,241	$751,700	$(12,080)	$12,000	$5,323	$—
Purchases	—	75,000	—	—	—	—
Initial recognition(1)	—	—	—	—	—	422,479
Changes in fair value(2)	—	20,799	180	1,000	—	58,876
Vested(2)	—	—	—	—	—	25,850
Settled(3)	—	—	—	—	—	(4,267)
Sales(4)	—	(510,553)	—	—	—	—
Settlement of forward(5)	—	—	800	—	—	—
Redemptions(6)	—	(18,346)	—	—	—	—
Balance at the end of the period	$2,241	$318,600	$(11,100)	$13,000	$5,323	$502,938
(1)Amount reflects the Employee EPAs attributable to service rendered pre-Internalization which was recognized as a liability at the closing of the Internalization, see Note 3–Internalization for additional discussion.
(2)For the Employee EPAs, both changes in fair value and amounts vested are recorded within General and administrative expenses in the condensed consolidated statement of operations. Changes in the fair value of all other financial instruments are recorded within their respective financial statement line items in the Other (income)/expense section of the condensed consolidated statements of operations.
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

	For the Nine Months Ended September 30, 2024
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value
Balance at the beginning of the period	$297	$455,400	$(900)	$—	$1,778
Purchases	46,500	150,000	—	18,000	—
Gains/(losses) on initial recognition(1)	—	5,000	(5,000)	—	—
Changes in fair value(2)	6,102	102,600	1,300	3,000	3,545
Redemptions(3)	—	(7,200)	—	—	—
Balance at the end of the period	$52,899	$705,800	$(4,600)	$21,000	$5,323
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

Below is a discussion of the valuation inputs used for financial instruments classified as Level 3 measurement as of September 30, 2025 and December 31, 2024 in the fair value hierarchy. As of September 30, 2025 and December 31, 2024, we did not have any financial instruments recorded at fair value using Level 2 inputs.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We estimated the fair value of the Cytokinetics R&D Funding Derivative as of September 30, 2025 and December 31, 2024 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including the probabilities of us exercising the additional funding option, regulatory approvals and the occurrence of a change of control event during the duration of the arrangement. As of September 30, 2025 and December 31, 2024, we also assumed a risk-adjusted discount rate of 11.5% and 11.1%, respectively. Our estimate of expectation of timing and probabilities of us exercising the additional funding option, regulatory approvals and a change of control event, the risk-adjusted discount rate and the interest rate volatility could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments

We estimated the fair values of the funded Cytokinetics Funding Arrangements as of September 30, 2025 and December 31, 2024 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Funding Arrangements require significant judgment. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of September 30, 2025 and December 31, 2024 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of September 30, 2025 and December 31, 2024, this methodology incorporates Level 3 inputs, including the probability of a change of control event occurring during the investment term, an assumed interest rate volatility of 42.5% and 40.0%, respectively, and an assumed risk-adjusted discount rate of 11.5% and 11.1%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

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

Employee EPAs

In connection with the Internalization, we recognized a liability related to the fair value of the Employee EPAs for the portion of the share-based compensation arrangement attributable to services rendered prior to the Internalization. We will increase the liability as we recognize share-based compensation expense for the remaining Employee EPAs attributable to the post-Internalization service-based vesting period. We remeasure the liability at fair value at each reporting date with changes recognized as share-based compensation expense. We estimated the fair value of the Employee EPAs as of the closing date of the Internalization and as of September 30, 2025 by using a Monte Carlo simulation under the option pricing framework, which is derived from the fair value of all of the underlying investments within the respective portfolio. The Monte-Carlo model also simulates the probability of satisfying the performance and return thresholds required for EPAs. See below for additional description of the Monte Carlo methodology.

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

We used a Monte Carlo simulation under the option pricing framework to calculate the fair value of our portfolio of financial royalty assets for disclosure as of September 30, 2025 and December 31, 2024. In 2024, we refined our methodology to calculate the fair value given the growing complexity of our royalty investments, which may include features such as milestone payments, royalty tiers, caps, and floors that could alter the cash flows based on future commercial, clinical or regulatory outcomes.

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

As of September 30, 2025, the estimated fair values of the current and non-current portions of financial royalty assets were $0.9 billion and $22.8 billion, respectively. As of September 30, 2025, approximately 8% of the current portion and 7% of the non-current portion of the financial royalty assets was attributable to the legacy non-controlling interests.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets are as follows (in thousands):

		As of September 30, 2025
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 9)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$4,962,998	$—	$4,962,998
Evrysdi	2035-2036	2,103,747	(444,108)	1,659,639
Trelegy	2029-2030	997,724	—	997,724
Voranigo	2038	976,996	—	976,996
Tremfya	2031-2032	924,526	(12,918)	911,608
Tysabri	(3)	1,184,138	(282,736)	901,402
Other	2025-2042	8,943,956	(2,509,886)	6,434,070
Total		$20,094,085	$(3,249,648)	$16,844,437
Less: Cumulative allowance for credit losses (Note 9)				(220,690)
Total current and non-current financial royalty assets, net				$16,623,747
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

As of September 30, 2025, the balance of $16.6 billion above for total current and non-current financial royalty assets, net included $1.3 billion in unapproved financial royalty assets held at cost related to frexalimab for $522.6 million and other assets, including primarily olpasiran, pelacarsen and olanzapine (TEV-’749).

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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses (in thousands):

Activity for the Period
Balance at December 31, 2024(1)	$(3,789,281)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(547,225)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	848,736
Current period provision for credit losses, net	17,432
Balance at September 30, 2025	$(3,470,338)
(1)Includes $238.1 million related to cumulative allowance for credit losses.

10. Non-Consolidated Affiliates

We have equity investments in certain entities at a level that provide us with significant influence. We account for such investments as equity method investments or as equity securities over which we have elected the fair value option.

ApiJect

In April 2022, we acquired common stock and a revenue participation right from ApiJect. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We are also required to purchase additional common stock from ApiJect if certain milestones are achieved. The fair value of our equity investment in ApiJect is recorded within Equity securities and the change in fair value is recorded within (Gains)/losses on equity securities. The fair value of the revenue participation right is recorded within Other assets and the change in fair value is recorded within Other non-operating expenses/(income), net. No amounts were due from or to ApiJect as of September 30, 2025 and December 31, 2024.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that report on a lag. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. Equity in earnings from the Legacy SLP Interest is recorded within Equity in (earnings)/losses of equity method investees. We recorded income allocations of $3.2 million and $13.8 million in the third quarter and first nine months of 2025, respectively. We recorded income allocations of $10.2 million and $5.5 million in the third quarter and first nine months of 2024, respectively. We did not collect any cash receipts from the Legacy SLP Interest in the third quarter of 2025. We collected cash receipts from the Legacy SLP Interest of $70.7 million in the first nine months of 2025 which included a one-time distribution in the second quarter of 2025. We collected cash receipts from the Legacy SLP Interest of $11.0 million and $19.9 million in the third quarter and first nine months of 2024, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. Equity in earnings from the Avillion Entities is recorded within Equity in (earnings)/losses of equity method investees. We recorded income allocations of $12.8 million and $11.3 million in the third quarter and first nine months of 2025, respectively. We recorded an income allocation of $0.2 million and a loss allocation of $7.6 million in the third quarter and first nine months of 2024, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million in each of the first nine months of 2025 and 2024, respectively.

In May 2018, we entered into an agreement with Avillion II, which was subsequently amended, to fund a total of $155 million over multiple years for a portion of the costs of Phase 2 and 3 clinical trials to advance Airsupra, formerly known as PT027, which was approved by the FDA in January 2023. Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. In the fourth quarter of 2024, Airsupra met the primary endpoint in the Phase 3 clinical trial and triggered a milestone payment of $55 million from AstraZeneca to Avillion II, of which we received our pro rata share of approximately $27.4 million in the first quarter of 2025. In the third quarter of 2025, the FDA approval of a supplemental new drug application for Airsupra triggered a milestone payable of $22 million from AstraZeneca to Avillion II, of which our pro rata portion is approximately $11 million. We received distributions of $0.9 million and $2.0 million from Avillion II related to the Airsupra royalty in the third quarter and first nine months of 2025, respectively. We received the first distribution of $0.5 million from Avillion II related to the Airsupra royalty in the third quarter of 2024.

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of September 30, 2025 and December 31, 2024, we had unfunded commitments related to the Avillion Entities of $10.3 million.

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

We recognized R&D funding expense of $50.5 million and $401.5 million in the third quarter and first nine months of 2025, respectively, primarily related to an upfront payment of $250.0 million in the second quarter of 2025 to acquire royalties on daraxonrasib and the R&D funding arrangement for litifilimab. We recognized R&D funding expense of $0.5 million and $1.5 million in the third quarter and first nine months of 2024, respectively, related to ongoing development-stage funding payments.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2025, we had an unfunded commitment of $100 million related to the R&D funding arrangement with Biogen for litifilimab.

12. Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of September 30, 2025	As of December 31, 2024
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	$—	$1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 4.45% (issued at 98.909% of par)	9/2025	3/2031	600,000	—
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$900,000, 5.20% (issued at 97.989% of par)	9/2025	9/2035	900,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
$500,000, 5.95% (issued at 95.824% of par)	9/2025	9/2055	500,000	—
Term Loan	See below	7/2026	380,000	—
Unamortized debt discount and issuance costs			(234,265)	(187,574)
Total debt carrying value			8,945,735	7,612,426
Less: Current portion of long-term debt			(380,000)	(997,773)
Total long-term debt			$8,565,735	$6,614,653

Senior Unsecured Notes

In September 2025, we issued $2.0 billion of senior unsecured notes (the “2025 Notes”). The 2025 Notes were issued at a total discount of $45.5 million and we capitalized approximately $16.2 million in debt issuance costs, primarily composed of underwriting fees. The 2025 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 5.16% and 5.61%, respectively.

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

We issued $1.3 billion and $6.0 billion of senior unsecured notes in 2021 (the “2021 Notes”) and 2020 (the “2020 Notes” and, collectively with the “2021 Notes”, “2024 Notes” and “2025 Notes”, the “Notes”), respectively. The 2021 Notes and 2020 Notes were issued at a total discount of $176.4 million and we capitalized approximately $52.7 million in debt issuance costs primarily composed of underwriting fees. The 2021 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06%, respectively. The 2020 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.13% and 2.50%, respectively. Through September 30, 2025, we have repaid $2.0 billion of the 2020 Notes upon maturity.

Interest on each series of the Notes accrues at the respective rate per annum and is payable semi-annually in arrears in March and September of each year. The first interest payment for the 2025 Notes will be in March 2026.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings and RP Manager, our non-wholly owned subsidiaries. We are required to comply with certain covenants under our Notes and as of September 30, 2025, we were in compliance with all applicable covenants.

As of September 30, 2025 and December 31, 2024, the fair value of our outstanding Notes using Level 2 inputs was approximately $7.8 billion and $6.5 billion, respectively.

Term Loan

In connection with the Internalization, RP Holdings and RP Manager were each joined as a borrower under RPM’s then existing $380 million term loan (the “Term Loan”) with Bank of America, N.A (as amended, the “Loan Agreement”). Pablo Legorreta, Legorreta Investments, LLC and Legorreta Investments II LLC are guarantors under the Term Loan. Upon the closing of the Internalization, RPM was released as a borrower under the Term Loan. In the third quarter of 2025, the Loan Agreement was amended to accelerate the maturity of the Term Loan to July 31, 2026 and decrease the applicable interest rate. Following the amendment, the Term Loan is subject to an interest rate, at our option, of either (i) the Daily SOFR plus 1.25% or (ii) Term SOFR plus 1.25%, each as defined in the Loan Agreement. Interest is payable in arrears quarterly. We made the first interest payment in the third quarter of 2025. As of September 30, 2025, the carrying value of the Term Loan approximates fair value, as the interest rate is variable and reflects current market rates. The Term Loan is subject to certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio, (ii) a Consolidated Coverage Ratio, and (iii) a Consolidated Portfolio Cash Flow Ratio, each as described further below under the description of the Credit Agreement that governs the Revolving Credit Facility.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024 and April 8, 2025, we entered into Amendments No. 4 and 5, respectively, to the Credit Agreement to make certain technical modifications. As of September 30, 2025 and December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Credit Agreement that governs the Revolving Credit Facility and the amended loan agreement that governs the Term Loan contain certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, Portfolio Cash Flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. We were in compliance with the financial covenants as of September 30, 2025.

Uncommitted Credit Facility

In August 2025, we entered into an uncommitted line of credit agreement with Société Générale (the “Uncommitted Credit Facility”) which provides for an aggregate borrowing capacity of up to $350.0 million for general corporate purposes within a quarter. As of September 30, 2025, there were no outstanding borrowings under the Uncommitted Credit Facility.

Principal Payments on the Borrowings

The future principal payments for our borrowings as of September 30, 2025 are as follows (in thousands):

Year	Principal Payments
Remainder of 2025	$—
2026	380,000
2027	1,000,000
2028	—
2029	500,000
Thereafter	7,300,000
Total(1)	$9,180,000
(1)Excludes unamortized debt discount and issuance costs of $234.3 million as of September 30, 2025, which are amortized through interest expense over the remaining life of the underlying debt obligations.

13. Earnings per Share

In the third quarter and first nine months of 2025, Class B ordinary shares contingently issuable for the EPAs were evaluated and included in the diluted earnings per share computation as certain conditions were met. In the third quarter and first nine months of 2024, Class B ordinary shares contingently issuable for the EPAs were evaluated and were determined not to have any dilutive impact.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Consolidated net income	$444,211	$806,358	$968,279	$996,462
Less: Net income attributable to the Continuing Investors Partnerships	83,014	175,399	169,443	209,844
Less: Net income attributable to the Legacy Investors Partnerships	53,911	86,972	179,704	135,849
Less: Net income attributable to the Founder’s Equity(1)	2,886	—	45,325	—
Less: Net income attributable to the RP Holdings Class E Interests Holders	16,183	—	17,065	—
Net income attributable to Royalty Pharma plc - basic	288,217	543,987	556,742	650,769
Add: Reallocation of net income attributable to the Continuing Investors Partnerships from the assumed exchanges of Class B ordinary shares	83,014	175,399	169,443	209,844
Add: Reallocation of net income attributable to the Holders of RP Holdings Class E Interests from the assumed exchanges of eligible Class B ordinary shares	1,160	—	1,223	—
Net income attributable to Royalty Pharma plc - diluted	$372,391	$719,386	$727,408	$860,613

Denominator
Weighted average Class A ordinary shares outstanding - basic	431,887	447,628	430,281	449,085
Add: Dilutive effects as shown separately below
Assumed exchanges of Class B ordinary shares by the Continuing Investors Partnerships	125,828	145,085	135,324	146,576
Unvested RSUs	58	13	20	22
Shares contingently issuable for the Equity Performance Awards	79	—	240	—
Assumed exchanges of eligible Class B ordinary shares by the Holders of RP Holdings Class E Interests	1,759	—	889	—
Weighted average Class A ordinary shares outstanding - diluted	559,611	592,726	566,754	595,683

Earnings per Class A ordinary share - basic	$0.67	$1.22	$1.29	$1.45
Earnings per Class A ordinary share - diluted	$0.67	$1.21	$1.28	$1.44
(1)Amounts represent the entirety of the EPAs prior to the Internalization and only the Founder’s Equity portion after the Internalization.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Consolidated net income	$968,279	$996,462
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,668,720)	(1,587,577)
Provision for changes in expected cash flows from financial royalty assets	(318,943)	568,425
Provision for credit losses on unfunded commitments	93,301	—
Share-based compensation	164,126	1,819
Amortization of debt discount and issuance costs	16,724	14,256
Gains on derivative financial instruments	(1,000)	(3,000)
Losses/(gains) on equity securities	57,568	(81,455)
Equity in (earnings)/losses of equity method investees	(25,084)	2,039
Distributions from equity method investees	13,396	13,396
Amortization of prepaid expenses	4,371	—
Gains on available for sale debt securities	(21,779)	(103,900)
Depreciation	2,656	—
Other	4,819	(1,801)
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	2,438,620	2,205,933
Other royalty income receivable	(1,945)	(2,496)
Other current assets	(4,523)	13,068
Other assets	383	—
Accounts payable and accrued liabilities	14,604	3,582
Interest payable	(72,840)	(13,270)
Other liabilities	(1,338)	980
Net cash provided by operating activities	$1,662,675	$2,026,461

Non-cash investing and financing activities are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Milestone payable - Cobenfy(1)	$—	$25,000
Milestone payable - Erleada(1)	—	6,200
(1)Related to the achievements of milestone payments on Cobenfy and Erleada that were not paid as of September 30, 2024.

15. Commitments and Contingencies

BeOne Medicines Funding Commitments

In August 2025, we entered into a funding arrangement with BeOne Medicines (“BeOne”) for up to $950 million, including an upfront payment of $885 million for the purchase of a royalty on Imdelltra. BeOne has the option to sell to us additional royalties on Imdelltra for up to $65 million within twelve months from the acquisition date. As of September 30, 2025, BeOne has not exercised the option.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revolution Medicines Funding Commitments

In June 2025, we entered into a two part funding arrangement for up to $2 billion with Revolution Medicines, Inc. (“Revolution Medicines”). The funding arrangement is comprised of the purchase of a royalty on daraxonrasib and a senior secured term loan.

The royalty purchase is comprised of five $250 million tranches, totaling up to $1.25 billion. Out of the five tranches, the first tranche was funded upon closing. Revolution Medicines is required to draw the second tranche upon the occurrence of a certain clinical milestone and has the option to draw the remaining tranches upon the achievement of certain clinical, regulatory, or sales-based milestones. As of September 30, 2025, $1 billion of the royalty remained unfunded.

The term loan is comprised of three $250 million tranches, totaling up to $750 million. Out of the three tranches, Revolution Medicines is required to draw the first tranche upon the occurrence of a certain regulatory milestone and has the option to draw the remaining tranches upon the achievement of certain sales-based milestones. As of September 30, 2025,$750 million of the term loan remained unfunded.

We recorded an allowance for credit losses on the unfunded portions of the funding arrangements with Revolution Medicines and BeOne based on our estimate of probability of future funding as we have limited protective rights with respect to each unfunded portion once the funding is provided. We estimated the credit loss allowance using the probability of default and loss given default method. Accordingly, we recorded an allowance for credit losses of $93.3 million within Other liabilities on the condensed consolidated balance sheet and a provision for credit losses of the same amount in the first nine months of 2025 within Provision for credit losses on unfunded commitments in the condensed consolidated statements of operations. We reassess our estimate as of each reporting date and any subsequent change to such allowance, which can be income or expense, is reflected within Provision for credit losses on unfunded commitments in the condensed consolidated statements of operations.

Cytokinetics Funding Commitments

As of September 30, 2025, $275 million remained available under the Cytokinetics Funding Commitments.

Leases

In connection with the Internalization, we entered into an operating lease agreement for office spaces. The lease agreement has a non-cancelable term through October 31, 2031 and a five-year extension option. The extension option is not recognized as part of our right of use assets and lease liabilities. As of September 30, 2025, we have recognized $19.8 million of right of use assets within Other assets and $16.9 million of lease liabilities within Other liabilities on the condensed consolidated balance sheet.

As of September 30, 2025, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

Year	Payments
Remainder of 2025	$1,011
2026	4,053
2027	3,776
2028	3,721
2029	3,726
Thereafter	6,884
Total lease payments	23,171
Less: imputed interest	(3,152)
Present value of lease liabilities	$20,019

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

Beginning in the second quarter of 2025, we did not receive from Vertex the full amount of royalty receipts on Alyftrek net sales to which we believe that we are contractually entitled. Accordingly, in the second quarter of 2025, we commenced the dispute resolution procedures contemplated by the agreements relating to our royalties on Vertex’s cystic fibrosis products. Any amounts receivable by us, if any, in connection with this dispute will be recognized only upon the resolution of the matter in our favor.

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

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, which is an obligation of Legacy Investors Partnerships, are recognized within General and administrative expenses in the condensed consolidated statements of operations. Total operating and personnel payments recognized in the third quarter and first nine months of 2025 were $1.1 million and $114.7 million, respectively. Total operating and personnel payments recognized in the third quarter and first nine months of 2024 were $49.5 million and $138.9 million, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Payments from Legacy Manager

After the Internalization, we entered into an agreement with RPM to provide administrative services in exchange for a fee. In the third quarter and first nine months of 2025, we did not recognize material income related to this agreement.

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

	As of September 30, 2025	As of December 31, 2024
Payable to Founder	$1,356	$—
Payable to Legacy Investors Partnerships	75,866	75,811
Total distributions payable to non-controlling interests	$77,222	$75,811

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

As of September 30, 2025 and December 31, 2024, the financial royalty asset of $18.7 million and $44.7 million, respectively, on the condensed consolidated balance sheets represented only our right to the future payment streams acquired from BMS.

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

Henry Fernandez was the lead independent director of our board of directors through August 13, 2025 and serves as the chairman and chief executive officer of MSCI. On April 16, 2021, we entered into an agreement with MSCI with an initial term of seven years to develop thematic life sciences indexes. In return, we will receive a percentage of MSCI’s revenues from those indexes. No amounts were due from MSCI as of September 30, 2025 and December 31, 2024. The financial impact associated with this transaction has not been material to date.

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

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.7 million and $1.6 million were held by non-controlling interests as of September 30, 2025 and December 31, 2024, respectively.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Each Continuing Investor Partnership and the Holders of RP Holdings Class E Interests is responsible for a pro rata portion based on its ownership percentage of RP Holdings of any costs and expenses in connection with the contemplation of, formation of, listing and ongoing operation of us and any of our subsidiaries, including any third-party expenses of managing us and any of our subsidiaries, such as accounting, audit, legal, reporting, compliance, administration (including directors’ fees), financial advisory, consulting, investor relations and insurance expenses relating to our affairs and those of any subsidiary.

17. Subsequent Event

In November 2025, we acquired a royalty interest in Amvuttra from Blackstone for $310 million.

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

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta and Alyftrek, Johnson & Johnson’s Tremfya, GSK’s Trelegy, Roche’s Evrysdi, Servier’s Voranigo, Biogen’s Tysabri and Spinraza, AbbVie and Johnson & Johnson’s Imbruvica, Astellas and Pfizer’s Xtandi, Pfizer’s Nurtec ODT, and Gilead’s Trodelvy, among others, and 17 development-stage product candidates. We fund innovation in the biopharmaceutical industry both directly and indirectly - directly when we partner with companies to co-fund late-stage clinical trials and new product launches in exchange for future royalties, and indirectly when we acquire existing royalties from the original innovators.

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

Equity Performance Awards (“EPAs”) represent 20% of the Net Economic Profit (as defined below) generated from investments made during each two-year investment period (each, a “Portfolio”). Net Economic Profit is defined as the aggregate cash receipts for all new portfolio investments in a Portfolio less Total Expenses, which is defined as interest expense, operating expense, and recovery of acquisition cost related to that Portfolio. Distributions of EPAs occur only upon the satisfaction of specified performance and return thresholds. EPAs are generally settled in RP Holdings’ Class B Interests, which are immediately exchanged upon issuance for Class A ordinary shares. A portion of the EPAs may be paid in cash as a tax advance to cover income tax obligations incurred by the beneficial owners of the RP Holdings Class C Special Interest.

Mr. Legorreta granted ownership units in the entities that hold the RP Holdings Class C Special Interest to certain employees of RPM, who became employees of Royalty Pharma, LLC, a wholly-owned subsidiary of RP Holdings, in connection with the Internalization. These grants allow such employees to participate on a pro rata basis in the economic returns of the EPAs for a specific Portfolio (the “Employee EPAs”). Prior to the Internalization, Founder’s Equity, which included the Employee EPAs, was accounted for as an equity transaction and recorded as non-controlling interest. Following the Internalization, Founder’s Equity continues to be accounted as non-controlling interest.

4. The Sellers’ indirect ownership in RP Holdings through their indirect ownership of RP Holdings’ Class E ordinary shares (the “RP Holdings Class E Interests”). In connection with the Internalization, we issued 24.5 million RP Holdings Class E Interests, subject to vesting conditions, to the Sellers (the “Holders of RP Holdings Class E Interests”) as part of the transaction considerations. Upon vesting, the RP Holdings Class E Interests are exchangeable on a one-for-one basis for Class A ordinary shares. Once exchanged, the value of this non-controlling interest decreases.

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

Provision for credit losses on unfunded commitments

The provision for credit losses on unfunded commitments, a non-cash item, represents the current expected credit losses on the unfunded portions of our funding arrangements primarily with Revolution Medicines. Because we have limited protective rights with respect to each unfunded portion once the funding is provided, we are required to recognize an allowance for current expected credit losses based on our estimate of probability of future funding. We estimated the allowance for credit losses using the probability of default and loss given default method. We are required to reassess our estimate of current expected credit losses as of each reporting date and any subsequent change to such allowance, which can be income or expense, is reflected within Provision for credit losses on unfunded commitments in the condensed consolidated statements of operations.

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

Other (income)/expense, net

Other (income)/expense, net primarily includes the changes in fair value of our equity securities, derivative instruments and available for sale debt securities, including related forwards and funding commitments, and interest income.

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

Results of Operations

The comparison of our historical results of operations is as follows (in thousands):

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Income and other revenues
Income from financial royalty assets	$578,812	$533,166	45,646	8.6	$1,668,720	$1,587,577	81,143	5.1
Other royalty income and revenues	30,479	31,524	(1,045)	(3.3)	87,483	82,358	5,125	6.2
Total income and other revenues	609,291	564,690	44,601	7.9	1,756,203	1,669,935	86,268	5.2
Operating expense/(income)
Provision for changes in expected cash flows from financial royalty assets	12,135	(227,604)	239,739	*	(318,943)	568,425	(887,368)	*
Provision for credit losses on unfunded commitments	766	—	766	n/a	93,301	—	93,301	n/a
Research and development funding expense	50,500	500	50,000	*	401,500	1,500	400,000	*
General and administrative expenses	118,734	56,720	62,014	109.3	409,209	169,080	240,129	142.0
Total operating expense/(income), net	182,135	(170,384)	352,519	*	585,067	739,005	(153,938)	(20.8)
Operating income	427,156	735,074	(307,918)	(41.9)	1,171,136	930,930	240,206	25.8
Other (income)/expense
Equity in (earnings)/losses of equity method investees	(15,948)	(10,407)	(5,541)	53.2	(25,084)	2,039	(27,123)	*
Interest expense	79,564	66,506	13,058	19.6	213,493	159,751	53,742	33.6
Other (income)/expense, net	(80,671)	(127,383)	46,712	(36.7)	14,448	(227,322)	241,770	*
Total other (income)/expense, net	(17,055)	(71,284)	54,229	(76.1)	202,857	(65,532)	268,389	*
Consolidated net income	444,211	806,358	(362,147)	(44.9)	968,279	996,462	(28,183)	(2.8)
Net income attributable to non-controlling interests	155,994	262,371	(106,377)	(40.5)	411,537	345,693	65,844	19.0
Net income attributable to Royalty Pharma plc	$288,217	$543,987	(255,770)	(47.0)	$556,742	$650,769	(94,027)	(14.4)
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products is as follows, in order of contribution to income for the first nine months of 2025 (in thousands):

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Cystic fibrosis franchise	$214,247	$205,701	8,546	4.2	$612,828	$619,113	(6,285)	(1.0)
Evrysdi	54,901	56,747	(1,846)	(3.3)	155,261	166,277	(11,016)	(6.6)
Trelegy	39,858	37,593	2,265	6.0	113,265	110,272	2,993	2.7
Tremfya	37,422	37,293	129	0.3	111,470	109,137	2,333	2.1
Voranigo	40,182	15,780	24,402	154.6	109,898	15,780	94,118	*
Tysabri	28,050	30,355	(2,305)	(7.6)	89,195	93,722	(4,527)	(4.8)
Other products	164,152	149,697	14,455	9.7	476,803	473,276	3,527	0.7
Total income from financial royalty assets	$578,812	$533,166	45,646	8.6	$1,668,720	$1,587,577	81,143	5.1
*Percentage change is not meaningful.

Three months ended September 30, 2025 and 2024

Income from financial royalty assets increased by $45.6 million, or 8.6%, in the third quarter of 2025 as compared to the third quarter of 2024, primarily due to the Voranigo royalty that we acquired in August of 2024 upon FDA approval.

Nine months ended September 30, 2025 and 2024

Income from financial royalty assets increased by $81.1 million, or 5.1%, in the first nine months of 2025 as compared to the first nine months of 2024, primarily due to the addition of Voranigo, partially offset by a decline in sell-side equity research analysts’ consensus sales forecast for Evrysdi.

Other royalty income and revenues

Three months ended September 30, 2025 and 2024

Other royalty income and revenues were relatively flat in the third quarter of 2025 as compared to the third quarter of 2024.

Nine months ended September 30, 2025 and 2024

Other royalty income and revenues increased by $5.1 million, or 6.2%, in the first nine months of 2025 as compared to the first nine months of 2024, primarily related to the sales growth of Nurtec ODT.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024
Royalty		Royalty
Evrysdi	$113,775	Tysabri	$(76,489)
Tazverik	34,137	Xtandi	(52,410)
Crysvita	18,584	Cystic fibrosis franchise	(44,501)
Tysabri	(42,432)	Evrysdi	(36,513)
Tremfya	(100,911)	Trelegy	(24,885)
Other	(15,003)	Other	(26,529)
Total provision, exclusive of provision for credit losses	8,150	Total provision, exclusive of provision for credit losses	(261,327)
Provision for current expected credit losses	3,985	Provision for current expected credit losses	33,723
Total provision	$12,135	Total provision	$(227,604)

	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
Royalty		Royalty
Cystic fibrosis franchise	$(259,353)	Evrysdi	$208,212
Xtandi	(75,057)	Cystic fibrosis franchise	187,996
Trelegy	(66,647)	Crysvita	142,089
Tremfya	(64,977)	Promacta	59,410
Evrysdi	65,542	Tysabri	(85,475)
Other	98,981	Other	(7,761)
Total provision, exclusive of provision for credit losses	(301,511)	Total provision, exclusive of provision for credit losses	504,471
Provision for current expected credit losses	(17,432)	Provision for current expected credit losses	63,954
Total provision	$(318,943)	Total provision	$568,425

Three months ended September 30, 2025 and 2024

In the third quarter of 2025, we recorded provision expense of $12.1 million, comprised of $8.2 million in provision expense for changes in expected cash flows and $4.0 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Evrysdi due to declines in sell-side equity research analysts’ consensus sales forecasts, partially offset by provision income related to Tremfya due to increase in sell-side equity research analysts’ consensus sales forecasts.

In the third quarter of 2024, we recorded provision income of $227.6 million, comprised of $261.3 million in provision income for changes in expected cash flows and $33.7 million in provision expense for current expected credit losses. We recorded provision income for changes in expected cash flows primarily related to Tysabri, Xtandi, the cystic fibrosis franchise, and Evrysdi due to increases in sell-side equity research analysts’ consensus sales forecasts. The provision expense for credit losses was primarily driven by the addition of Yorvipath to our portfolio.

Nine months ended September 30, 2025 and 2024

In the first nine months of 2025, we recorded provision income of $318.9 million, comprised of $301.5 million in provision income for changes in expected cash flows and $17.4 million in provision income for current expected credit losses. We recorded provision income for changes in expected cash flows primarily related to the cystic fibrosis franchise, Xtandi and Trelegy due to increases in sell-side equity research analysts’ consensus sales forecasts, partially offset by provision expense related to Evrysdi due to declines in sell-side equity research analysts’ consensus sales forecasts.

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

Provision for credit losses on unfunded commitments

Three months ended September 30, 2025 and 2024

Provision for credit losses on unfunded commitments was $0.8 million in the third quarter of 2025, primarily related to our funding arrangement with BeOne entered into in August 2025.

Nine months ended September 30, 2025 and 2024

Provision for credit losses on unfunded commitments was $93.3 million in the first nine months of 2025, primarily related to our funding arrangement with Revolution Medicines entered into in June 2025.

R&D funding expense

Three months ended September 30, 2025 and 2024

R&D funding expense increased by $50.0 million in the third quarter of 2025 as compared to third quarter of 2024, primarily driven by the R&D funding arrangement with Biogen for litifilimab of $50.0 million.

Nine months ended September 30, 2025 and 2024

R&D funding expense increased by $400.0 million in the first nine months of 2025 as compared to the first nine months of 2024 due to R&D funding arrangements entered into in 2025 related to daraxonrasib and litifilimab of $250.0 million and $150.0 million, respectively.

G&A expenses

Three months ended September 30, 2025 and 2024

G&A expenses increased by $62.0 million, or 109.3%, in the third quarter of 2025 as compared to the third quarter of 2024, primarily driven by higher share-based compensation expense of $72.2 million that we began to recognize following the Internalization. The increase in G&A expenses was partially offset by the discontinuation of Operating and Personnel Payments, which we no longer pay subsequent to the Internalization.

Nine months ended September 30, 2025 and 2024

G&A expenses increased by $240.1 million, or 142.0%, in the first nine months of 2025 as compared to the first nine months of 2024, primarily driven by higher employee compensation expenses recognized following the Internalization and acquisition-related costs of $29.6 million incurred for the Internalization. The increase in G&A expenses was also partially attributable to higher Operating and Personnel Payments of $33.0 million pre-Internalization as a result of the January 2025 sale of the MorphoSys Development Funding Bonds.

Equity in (earnings)/losses of equity method investees

Three months ended September 30, 2025 and 2024

Equity in earnings of equity method investees increased by $5.5 million, or 53.2%, in the third quarter of 2025 as compared to the third quarter of 2024. Equity in earnings of equity method investees was $15.9 million in the third quarter of 2025 primarily driven by an $11.1 million gain related to the FDA approval of Airsupra’s supplemental new drug application which triggered a milestone payable from AstraZeneca to the Avillion Entities. Equity in earnings of equity method investees was $10.4 million in the third quarter of 2024 primarily driven by an income allocation from the Legacy SLP Interest of $10.2 million.

Nine months ended September 30, 2025 and 2024

Equity in earnings of equity method investees was $25.1 million in the first nine months of 2025 as compared to equity in losses of equity method investees of $2.0 million in the first nine months of 2024. Equity in earnings of equity method investees in the first nine months of 2025 was primarily driven by the $11.1 million gain related to the milestone payable from AstraZeneca to the Avillion Entities noted above and an income allocation from the Legacy SLP Interest of $13.8 million. Equity in losses of equity method investees in the first nine months of 2024 was primarily driven by a loss allocation from the Avillion Entities of $7.6 million.

Interest expense

Three months ended September 30, 2025 and 2024

Interest expense increased by $13.1 million, or 19.6%, in the third quarter of 2025 as compared to third quarter of 2024, primarily driven by the $380 million term loan that we assumed as part of the Internalization, interest on the Revolving Credit Facility that was drawn down and repaid during the period, and the issuance of $2.0 billion of senior unsecured notes in September 2025.

Nine months ended September 30, 2025 and 2024

Interest expense increased by $53.7 million, or 33.6%, in the first nine months of 2025 as compared to the first nine months of 2024, primarily driven by the issuance of the $1.5 billion of senior unsecured notes in June 2024 and the $380 million term loan that we assumed as part of the Internalization. The weighted average coupon rate on our senior unsecured notes outstanding as of September 30, 2025 and 2024 was 3.75% and 3.06%, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of our debt financing arrangements.

Other (income)/expense, net

Three months ended September 30, 2025 and 2024

Other income, net of $80.7 million in the third quarter of 2025 was primarily comprised of $52.5 million of gains on available for sale debt securities, $18.9 million of gains on equity securities and $6.9 million of interest income earned on cash and cash equivalents. The gains on available for sale debt securities were primarily driven by the changes in fair value of the Cytokinetics Funding Arrangements.

Other income, net of $127.4 million in the third quarter of 2024 was primarily comprised of $57.7 million of gains on available for sale debt securities, $50.8 million of gains on equity securities and $17.5 million of interest income earned on cash and cash equivalents. The gains on available for sale debt securities were primarily driven by the changes in fair value of the Cytokinetics Funding Arrangements.

Nine months ended September 30, 2025 and 2024

Other expense, net of $14.4 million in the first nine months of 2025 was primarily comprised of $57.6 million of losses on equity securities, partially offset by $26.5 million of interest income earned on cash and cash equivalents and $21.8 million of gains on available for sale debt securities primarily driven by the changes in fair value of the Cytokinetics Funding Arrangements.

Other income, net of $227.3 million in the first nine months of 2024 was primarily comprised of $103.9 million of gains on available for sale debt securities, $81.5 million of gains on equity securities and $38.3 million of interest income on cash and cash equivalents. The gains on available for sale debt securities were primarily driven by the changes in fair value of the MorphoSys Development Funding Bonds.

Net income attributable to non-controlling interests

Three months ended September 30, 2025 and 2024

Net income attributable to Legacy Investors Partnerships decreased by $33.1 million in the third quarter of 2025 as compared to the third quarter of 2024, primarily driven by lower net income attributable to Old RPI as a result of lower provision income recognized in 2025 as compared to 2024.

Net income attributable to Continuing Investors Partnerships decreased by $92.4 million in the third quarter of 2025 as compared to the third quarter of 2024, primarily driven by lower net income attributable to RP Holdings as a result of provision expense and higher share-based compensation expense recognized in 2025. In 2024, RP Holdings recognized provision income and immaterial share-based compensation expense.

Net income attributable to Founder’s Equity was $2.9 million in the third quarter of 2025. We began recognizing EPAs in the first quarter of 2025 as certain conditions were met during the period.

Net income attributable to RP Holdings Class E Interests was $16.2 million in the third quarter of 2025. We issued 24.5 million RP Holdings Class E Interests in connection with the Internalization in the second quarter of 2025.

Nine months ended September 30, 2025 and 2024

Net income attributable to Legacy Investors Partnerships increased by $43.9 million in the first nine months of 2025 as compared to first nine months of 2024, primarily driven by higher net income attributable to Old RPI as a result of provision income recognized in 2025 as compared to provision expense recognized in 2024.

Net income attributable to Continuing Investors Partnerships decreased by $40.4 million in the first nine months of 2025 as compared to first nine months of 2024, primarily driven by lower net income attributable to RP Holdings as a result of higher R&D expense and share-based compensation expense recognized in 2025, partially offset by provision income recognized during the same period as compared to provision expense recognized in 2024.

Net income attributable to Founder’s Equity was $45.3 million in the first nine months of 2025. We began recognizing EPAs in the first quarter of 2025 as certain conditions were met during the period.

Net income attributable to RP Holdings Class E Interests was $17.1 million in the first nine months of 2025. The RP Holdings Class E Interests were issued in connection with the Internalization.

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

Our portfolio consists of royalties on more than 35 marketed therapies and 17 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, cancer, neuroscience, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including Royalty Receipts by product and milestones and other contractual receipts, in order of contribution to total Royalty Receipts for the first nine months of 2025 (in thousands):

Products	Marketer(s)	Therapeutic Area	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
			2025	2024	$	%	2025	2024	$	%
Cystic fibrosis franchise(1)	Vertex	Rare disease	$222,260	$206,988	15,272	7.4	$665,808	$620,218	45,590	7.4
Trelegy	GSK	Respiratory	95,668	90,541	5,127	5.7	237,521	209,615	27,906	13.3
Tysabri	Biogen	Neuroscience	68,011	68,262	(251)	(0.4)	184,921	201,171	(16,250)	(8.1)
Xtandi	Pfizer, Astellas	Cancer	49,686	43,311	6,375	14.7	144,024	122,939	21,085	17.2
Evrysdi	Roche	Rare disease	51,816	47,953	3,863	8.1	137,366	117,832	19,534	16.6
Imbruvica	AbbVie, Johnson & Johnson	Cancer	41,326	46,198	(4,872)	(10.5)	130,761	145,389	(14,628)	(10.1)
Tremfya	Johnson & Johnson	Immunology	49,407	34,264	15,143	44.2	122,012	100,336	21,676	21.6
Promacta	Novartis	Hematology	37,949	41,810	(3,861)	(9.2)	114,777	114,856	(79)	(0.1)
Voranigo	Servier	Cancer	33,454	—	33,454	n/a	79,490	—	79,490	n/a
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Cancer	21,363	18,527	2,836	15.3	62,396	53,092	9,304	17.5
Spinraza	Biogen	Rare disease	13,584	14,186	(602)	(4.2)	38,478	30,422	8,056	26.5
Trodelvy	Gilead	Cancer	12,205	11,473	732	6.4	34,762	32,129	2,633	8.2
Erleada	Johnson & Johnson	Cancer	12,370	10,025	2,345	23.4	33,401	28,230	5,171	18.3
Other products(2)			101,628	98,206	3,422	3.5	284,994	265,132	19,862	7.5
Royalty Receipts			$810,727	$731,744	78,983	10.8	$2,270,711	$2,041,361	229,350	11.2
Milestones and other contractual receipts			2,880	2,880	—	n/a	109,652	18,241	91,411	n/a
Portfolio Receipts			$813,607	$734,624	78,983	10.8	$2,380,363	$2,059,602	320,761	15.6
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which was approved by the FDA in December 2024.
(2)Other products primarily include Royalty Receipts on the following products: Crysvita, Emgality, Entyvio, Farxiga/Onglyza, IDHIFA, Nesina, Nurtec ODT, Orladeyo, Prevymis, Rytelo, Skytrofa, Soliqua and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees in the condensed consolidated statements of cash flows.

Analysis of Portfolio Receipts

The key drivers of Portfolio Receipts are discussed below:

•Cystic fibrosis franchise – Royalty Receipts from the cystic fibrosis franchise, including Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which is marketed by Vertex for the treatment of cystic fibrosis, increased by $45.6 million in the first nine months of 2025 as compared to the first nine months of 2024. The increase was primarily due to strong Trikafta/Kaftrio demand globally and higher net realized pricing in the United States, while outside the United States saw strong performance in many established markets, offset by a revenue decline in Russia.

•Trelegy – Royalty Receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $27.9 million in the first nine months of 2025 as compared to the first nine months of 2024, primarily driven by continued volume growth across all regions, reflecting patient demand, single inhaler triple therapy class growth, and increased market share.

•Tysabri – Royalty Receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $16.3 million in the first nine months of 2025 as compared to the first nine months of 2024, due to increased competition and decreased pricing in rest of world, partially offset by favorable net pricing in the United States.

•Xtandi – Royalty Receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $21.1 million in the first nine months of 2025 as compared to the first nine months of 2024, attributable to sales growth across all regions, particularly in the United States.

•Evrysdi – Royalty Receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $19.5 million in the first nine months of 2025 as compared to the first nine months of 2024, attributable to the incremental royalties acquired in the second quarter of 2024 and strong growth globally.

•Imbruvica – Royalty Receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $14.6 million in the first nine months of 2025 as compared to the first nine months of 2024, reflecting competitive pressures and the impact of Medicare Part D redesign.

•Tremfya – Royalty Receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis, active psoriatic arthritis and inflammatory bowel disease, increased by $21.7 million in the first nine months of 2025 as compared to the first nine months of 2024 driven by market share gains and market growth, including strong uptake across recently launched inflammatory bowel disease indications, partially offset by the impact of Medicare Part D redesign.

•Promacta – Royalty Receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (ITP) and aplastic anemia, was relatively flat in the first nine months of 2025 as compared to the first nine months of 2024, due to discontinued promotion in most markets. In May 2025, Camber Pharmaceuticals announced the U.S. launch of eltrombopag (the first AB-rated generic for Promacta).

•Voranigo – Royalty Receipts from Voranigo, which is marketed by Servier for the treatment of low-grade glioma, were $79.5 million in the first nine months of 2025, primarily driven by its strong launch in the United States. We acquired the Voranigo royalty in the third quarter of 2024 which began contributing to Royalty Receipts in the fourth quarter of 2024.

•Cabometyx/Cometriq – Royalty Receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, primarily for the treatment of advanced renal cell carcinoma and hepatocellular carcinoma, increased by $9.3 million in the first nine months of 2025 as compared to the first nine months of 2024, primarily driven by continued demand growth from uptake in combination with Opdivo in first-line renal cell carcinoma.

•Spinraza – Royalty Receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, increased by $8.1 million in the first nine months of 2025 as compared to the first nine months of 2024. Royalties in the first quarter of 2024 were lower due to the $1.5 billion cap, benefiting year-over-year royalty receipts growth.

•Trodelvy – Royalty Receipts from Trodelvy, which is marketed by Gilead for the treatment of metastatic triple-negative breast cancer and pre-treated hormone receptor (HR)-positive, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer, increased by $2.6 million in the first nine months of 2025 as compared to the first nine months of 2024, primarily driven by strong demand across all regions.

•Erleada – Royalty Receipts from Erleada, which is marketed by Johnson & Johnson for the treatment of prostate cancer, increased by $5.2 million in the first nine months of 2025 as compared to the first nine months of 2024, driven by continued share gains and market growth, partially offset by the impact of Medicare Part D redesign.

•Other products – Royalty Receipts from other products increased by $19.9 million in the first nine months of 2025 as compared to the first nine months of 2024, driven by the performance of Orladeyo and recent acquisitions of Rytelo, Skytrofa and Niktimvo, partially offset by the expiration of the Entyvio royalty.

•Milestones and other contractual receipts increased by $91.4 million in the first nine months of 2025 as compared to the first nine months of 2024, primarily attributable to a one-time distribution related to the Legacy SLP Interest and a milestone payment in the amount of $27.4 million related to Airsupra.

Key Developments Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Airsupra. In September 2025, AstraZeneca announced that the FDA approved a supplemental New Drug Application for Airsupra to reflect the statistically significant severe exacerbation risk reduction in patients with mild asthma compared to albuterol.

•Skytrofa. In July 2025, Ascendis announced the FDA approved Skytrofa for the once-weekly treatment of adults with growth hormone deficiency.

•Cabometyx. In July 2025, Ipsen announced that the European Commission (“EC”) approved Cabometyx for previously treated advanced neuroendocrine tumors.

•Cystic fibrosis franchise. In July 2025, Vertex announced that the EC approved Alyftrek for people with cystic fibrosis ages 6 years and older who have at least one non-class I mutation in the cystic fibrosis transmembrane conductance regulator gene.

Development-Stage Product Candidates

•Litifilimab. In October 2025, Biogen announced that both litifilimab Phase 3 studies for systemic lupus erythematosus are fully enrolled with expected data readout for both studies now accelerated to the second half of 2026.

•Obexelimab. In October 2025, Zenas BioPharma announced positive results from the Phase 2 trial of obexelimab in relapsing multiple sclerosis, which demonstrated a highly statistically significant 95% relative reduction in new gadolinium (Gd)-enhancing T1 lesions over week 8 and week 12 compared with placebo. Zenas anticipates reporting 24-week data in relapsing multiple sclerosis in the first quarter of 2026.

•Trontinemab. In September 2025, Roche announced that it initiated the Phase 3 program for trontinemab in early symptomatic Alzheimer’s disease. Additionally, Roche announced plans to initiate a Phase 3 study in preclinical Alzheimer's disease, in people at high risk of cognitive decline.

•Daraxonrasib. In September 2025, Revolution Medicines announced positive Phase 1 results from its clinical trials evaluating daraxonrasib as a monotherapy and daraxonrasib in combination with chemotherapy in first-line (“1L”) metastatic pancreatic ductal adenocarcinoma (“PDAC”). These data support Revolution Medicines’ plan to initiate a Phase 3 trial for daraxonrasib in 1L metastatic PDAC in the fourth quarter of 2025. In October 2025, the FDA granted a non-transferrable voucher for daraxonrasib under the Commissioner's National Priority Voucher (CNPV) pilot program, which accelerates review times to 1-2 months.

•Deucrictibant. In July 2025, Pharvaris announced that it anticipates topline data for the Phase 3 study (RAPIDe-3) evaluating deucrictibant for the on-demand treatment of hereditary angioedema attacks in the fourth quarter of 2025 and, pending positive data, expects to submit a New Drug Application with the FDA in the first half of 2026.

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

During the first nine months of 2025, we invested $1.7 billion in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Acquisition Activities

•In November 2025, we acquired a royalty interest in Alnylam’s Amvuttra from Blackstone for $310 million. Amvuttra is an approved ribonucleic acid interference (“RNAi”) therapeutic for the treatment of transthyretin (“TTR”) amyloidosis with cardiomyopathy and for hereditary TTR amyloidosis with polyneuropathy.

•In September 2025, we acquired a synthetic royalty on obexelimab from Zenas BioPharma for an upfront payment of $75 million and up to $225 million in milestone payments contingent on the achievements of certain clinical and regulatory events. Obexelimab is in Phase 3 development for the treatment of immunoglobulin G4-related disease and Phase 2 development for relapsing multiple sclerosis and systemic lupus erythematosus.

•In August 2025, we acquired a royalty interest in Amgen’s Imdelltra from BeOne for an upfront payment of $885 million. BeOne has the option to sell to us additional royalties on Imdelltra for up to $65 million within twelve months from the acquisition date. Imdelltra is approved for the treatment of extensive-stage small cell lung cancer.

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

•In May 2024, we announced a transaction to acquire a royalty interest in Voranigo from Agios Pharmaceuticals for an upfront payment of $905 million contingent on FDA approval. In August 2024, we made the upfront payment following the FDA approval of Voranigo.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first nine months of 2025 and 2024, we generated $1.7 billion and $2.0 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (as defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. We no longer pay Operating and Personnel Payments following the Internalization, which comprised the majority of our cash G&A expenses historically. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, employee personnel costs, rent expense and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of September 30, 2025 and December 31, 2024, the par value of all of our outstanding borrowings was $9.2 billion and $7.8 billion, respectively. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below) and up to $350.0 million of an uncommitted line of credit under our Uncommitted Credit Facility (as defined below). A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 12–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activities (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	Change
Cash provided by/(used in):
Operating activities	$1,662,675	$2,026,461	$(363,786)
Investing activities	(766,379)	(2,172,527)	1,406,148
Financing activities	(886,378)	619,108	(1,505,486)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities decreased by $363.8 million in the first nine months of 2025 as compared to the first nine months of 2024, primarily due to higher payments for development-stage funding agreements and interest, which were partially offset by an increase in cash collections from financial royalty assets.

Investing Activities

Cash used in investing activities decreased by $1.4 billion in first nine months of 2025 as compared to the first nine months of 2024, primarily driven by lower cash used for acquisitions of financial royalty assets.

Financing Activities

Cash used in financing activities in the first nine months of 2025 was $886.4 million as compared to cash provided by financing activities of $619.1 million in the first nine months of 2024. In the first nine months of 2025, cash used in financing activities was primarily driven by the repurchases of our Class A ordinary shares and the repayment of $1.0 billion debt, which was partially offset by the net proceeds from the issuance of $2.0 billion of senior unsecured notes. In the first nine months of 2024, cash provided by financing activities was primarily driven by the issuance of $1.5 billion of senior unsecured notes in June 2024.

Sources of Capital

As of September 30, 2025 and December 31, 2024, our cash and cash equivalents totaled $938.9 million and $929.0 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of September 30, 2025	As of December 31, 2024
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	$—	$1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 4.45% (issued at 98.909% of par)	9/2025	3/2031	600,000	—
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$900,000, 5.2% (issued at 97.989% of par)	9/2025	9/2035	900,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
$500,000, 5.95% (issued at 95.824% of par)	9/2025	9/2055	500,000	—
Term Loan	See below	7/2026	380,000	—
Total senior unsecured debt			9,180,000	7,800,000
Unamortized debt discount and issuance costs			(234,265)	(187,574)
Total debt carrying value			8,945,735	7,612,426
Less: Current portion of long-term debt			(380,000)	(997,773)
Total long-term debt			$8,565,735	$6,614,653

Senior Unsecured Notes

We have issued an aggregate of $10.8 billion of senior unsecured notes (the “Notes”), consisting of $6.0 billion issued in September 2020 with a weighted average coupon rate of 2.13%, $1.3 billion in July 2021 with a weighted average coupon rate of 2.80%, $1.5 billion in June 2024 with a weighted average coupon rate of 5.48% and $2.0 billion in September 2025 with a weighted average coupon rate of 5.16%. We have repaid $2.0 billion of the Notes upon maturity. The Notes require semi-annual interest payments. Indentures governing the Notes contain certain covenants with which we were in compliance as of September 30, 2025.

Term Loan assumed from Internalization

In connection with the Internalization, RP Holdings and RP Manager were each joined as a borrower under RPM’s then existing $380 million term loan (the “Term Loan”) with Bank of America, N.A (as amended, the “Loan Agreement”). Pablo Legorreta, Legorreta Investments, LLC and Legorreta Investments II LLC are guarantors under the Term Loan. Upon the closing of the Internalization, RPM was released as a borrower under the Term Loan. In the third quarter of 2025, the Loan Agreement was amended to accelerate the maturity of the Term Loan to July 31, 2026 and decrease the applicable interest rate. Following the amendment, the Term Loan is subject to an interest rate, at our option, of either (i) the Daily SOFR plus 1.25% or (ii) Term SOFR plus 1.25%, each as defined in the Loan Agreement. Interest is payable in arrears quarterly. We made the first interest payment in the third quarter of 2025. The Term Loan is subject to certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio, (ii) a Consolidated Coverage Ratio, and (iii) a Consolidated Portfolio Cash Flow Ratio, each as described further below under the description of the Credit Agreement that governs the Revolving Credit Facility.

Uncommitted Credit Facility

In August 2025, we entered into an uncommitted line of credit agreement with Société Générale (the “Uncommitted Credit Facility”) which provides for an aggregate borrowing capacity of up to $350.0 million for general corporate purposes within a quarter. As of September 30, 2025, there were no outstanding borrowings under the Uncommitted Credit Facility.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024 and April 8, 2025, we entered into Amendments No. 4 and 5, respectively, to the Credit Agreement to make certain technical modifications. As of September 30, 2025, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

The Credit Agreement that governs the Revolving Credit Facility and the amended loan agreement that governs the Term Loan contain certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. We were in compliance with the financial covenants as of September 30, 2025.

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

The table below presents Adjusted EBITDA and Portfolio Cash Flow, each as calculated according to its respective definition in our Credit Agreement (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Portfolio Receipts	$813,607	$734,624	$2,380,363	$2,059,602
Payments for operating and professional costs(1)	(34,175)	(55,232)	(229,896)	(163,804)
Adjusted EBITDA (non-GAAP)	$779,432	$679,392	$2,150,467	$1,895,798
Interest paid, net	(122,743)	(62,464)	(241,675)	(121,318)
Portfolio Cash Flow (non-GAAP)	$656,689	$616,928	$1,908,792	$1,774,480
(1)In the first nine months of 2025, amount included a $33 million payment related to the management fee on the sale of the MorphoSys Development Funding Bonds and payments of $27.6 million for the acquisition-related costs for the Internalization. Both payments are non-recurring.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by operating activities (GAAP)	$702,616	$703,614	$1,662,675	$2,026,461
Adjustments:
Proceeds from available for sale debt securities(1), (2)	2,880	2,880	18,346	7,200
Distributions from equity method investees(2)	905	11,489	100,155	20,397
Interest paid, net(2)	122,743	62,464	241,675	121,318
Development-stage funding payments	50,500	500	401,500	1,500
Distributions to legacy non-controlling interests - Portfolio Receipts(2)	(101,907)	(101,555)	(275,752)	(281,078)
Payments for Employee EPAs	1,695	—	1,868	—
Adjusted EBITDA (non-GAAP)	$779,432	$679,392	$2,150,467	$1,895,798
Interest paid, net(2)	(122,743)	(62,464)	(241,675)	(121,318)
Portfolio Cash Flow (non-GAAP)	$656,689	$616,928	$1,908,792	$1,774,480
(1)Amounts include quarterly repayments on the Cytokinetics Commercial Launch Funding. In the first nine months of 2025, amount also includes a quarterly repayment on MorphoSys Development Funding Bonds before they were sold in January 2025.
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

Distributions to Shareholders

We paid dividends to holders of our Class A ordinary shares of $284.0 million and $282.8 million in the first nine months of 2025 and 2024, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a new share repurchase program, which replaced the share repurchase program approved in March 2023, under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. The authorization for the new share repurchase program expires June 23, 2027. In the first nine months of 2025, we repurchased 35.4 million shares at a cost of approximately $1.2 billion. In the first nine months of 2024, we repurchased 6.6 million shares at a cost of approximately $179.7 million. As of September 30, 2025, approximately $1.9 billion remained available under the new share repurchase program.

Other Funding Arrangements

In August 2025, we entered into a funding arrangement with BeOne for up to $950 million, including an upfront payment of $885 million for the purchase of a royalty on Imdelltra. BeOne has the option to sell to us additional royalties on Imdelltra for up to $65 million within twelve months from the acquisition date. As of September 30, 2025, BeOne has not exercised the option.

In June 2025, we entered into a two-part $2 billion funding arrangement with Revolution Medicines. The funding arrangement includes up to $1.25 billion, including $250 million paid upfront, to purchase a synthetic royalty on daraxonrasib and a senior secured term loan of up to $750 million. The first tranche of the senior secured term loan must be drawn following FDA approval of daraxonrasib. As of September 30, 2025, $1 billion of the funding commitment remained unfunded.

As part of the expanded funding collaboration that we entered into with Cytokinetics in May 2024, we agreed to fund the clinical trial for CK-586. We funded $50 million upfront in May 2024. We have an option to fund up to an additional $150 million for the Phase 3 development of CK-586, which we have not exercised as of September 30, 2025.

We have a long-term funding arrangement with Cytokinetics which is comprised of seven tranches of up to $525 million in total funding (“Cytokinetics Commercial Launch Funding”). In September 2025, Cytokinetics requested to draw $100 million under tranche five, which we completed in October 2025. As of September 30, 2025, $275 million remained available under the Cytokinetics Commercial Launch Funding.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which was approximately $114.3 million as of September 30, 2025.

We also have certain milestones payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In the first nine months of 2025, we paid a $200 million regulatory milestone following the FDA approval of a new manufacturing hub for Adstiladrin and sales-based milestones of $18.6 million and $50 million related to Erleada and Trelegy, respectively. In the first nine months of 2024, we paid a $50 million regulatory milestone related to olpasiran.

Debt Service

The future principal and interest payments under our Notes over the next five years and thereafter are as follows (in thousands):

Year	Principal Payments	Interest Payments
Remainder of 2025	$—	$—
2026	—	332,431
2027	1,000,000	329,850
2028	—	312,350
2029	500,000	312,350
Thereafter	7,300,000	3,639,050
Total(1)	$8,800,000	$4,926,031
(1)Excludes unamortized debt discount and issuance costs of $234.3 million as of September 30, 2025, which are amortized through interest expense over the remaining life of the underlying debt obligations.

In addition to our Notes, we have a $380 million Term Loan due in July 2026. The interest rate on the Term Loan is variable based on SOFR. Using the SOFR interest rate as of September 30, 2025, the estimated interest payments for the remainder of 2025 and 2026 are $5.9 million and $18.4 million, respectively.

Leases

In connection with the Internalization, we entered into an operating lease agreement for office spaces. The lease agreement has a non-cancelable term through October 31, 2031 and a five-year extension option. As of September 30, 2025, the future minimum lease payments under non-cancelable operating leases over the next five years and thereafter are as follows (in thousands):

Year	Payments
Remainder of 2025	$1,011
2026	4,053
2027	3,776
2028	3,721
2029	3,726
Thereafter	6,884
Total lease payments	23,171
Less: imputed interest	(3,152)
Present value of lease liabilities	$20,019

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

Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of September 30, 2025, the total outstanding and guaranteed Notes had a par value and carrying value was $8.8 billion and $8.6 billion, respectively.

The following financial information presents summarized combined balance sheet information as of September 30, 2025 and December 31, 2024 and summarized combined statement of operations information for the first nine months of 2025 for Royalty Pharma plc, RP Holdings and RP Manager. All intercompany balances and transactions between these entities are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts (in thousands):

Summarized Combined Balance Sheets
	As of September 30, 2025	As of December 31, 2024
Current assets	$652,195	$53,380
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	63,432	23,908
Current intercompany notes receivable due from Non-Guarantor Subsidiaries	—	242,476
Non-current assets	948,804	3,074
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,860,003	2,430,894
Current liabilities	441,816	1,100,681
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	5,730	23,905
Current intercompany notes payable due to Non-Guarantor Subsidiaries	—	242,476
Non-current liabilities	9,067,768	6,613,747
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	2,208,444	1,609,898

Summarized Combined Statement of Operations	For the Nine Months Ended September 30, 2025

Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$107,220
Other income	45,978
Operating expenses	477,236
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	49,518
Net loss	373,556

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2025, our total principal amount of indebtedness outstanding under our senior unsecured notes and term loan was $9.2 billion. In addition to this indebtedness, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). Furthermore, on August 4, 2025, we entered into an uncommitted credit facility, which provides for borrowing capacity of up to $350 million at the discretion of the lender thereunder. Except for RP Holdings and RP Manager, our subsidiaries that do not guarantee our indebtedness will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.

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
While our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 60% of our Royalty Receipts in the first nine months of 2025. In addition, our asset portfolio may not be fully diversified by geographic region or other criteria. Any significant deterioration in the cash flows from the top products in our asset portfolio could adversely affect our business, financial condition or results of operations.

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
We are a public limited company with our registered office in England and our subsidiaries are incorporated in various jurisdictions, including jurisdictions outside the United States. As a result, it may be difficult for investors to enforce judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws or otherwise. Even if shareholders are successful in bringing civil action against us, our directors or executive officers, the laws of England may render shareholders unable to enforce a judgment against our assets or the assets of our directors and executive officers. In addition, it is doubtful whether English courts would enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon the civil liability provisions of the U.S. securities laws or otherwise. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom. An award for monetary damages under the U.S. securities laws would likely be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in the United Kingdom will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and the United Kingdom do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. As a result of the above, shareholders may have more difficulty in protecting their interest through actions against our management, directors or other shareholders than they would as shareholders of a U.S. public company.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the third quarter of 2025 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2025 - July 31, 2025	—	$—	—	$2,010,004
August 1, 2025 - August 31, 2025	1,157	36.45	1,157	1,967,833
September 1, 2025 - September 30, 2025	3,058	35.82	3,058	1,858,296
Total	4,215	36.00	4,215
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

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following table describes the written plans for the sale of our Class A ordinary shares adopted or terminated by our executive officers and directors during the third quarter of 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”):

Name and Title	Action	Adoption/ Termination Date	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
Terrance Coyne Executive Vice President & Chief Financial Officer	Adoption	August 8, 2025	April 30, 2026	835,000
George Lloyd Executive Vice President, Investments & Chief Legal Officer	Adoption	August 20, 2025	March 20, 2026	1,125,246
Marshall Urist, M.D., Ph.D. Executive Vice President, Research & Investments	Adoption	September 16, 2025	June 30, 2026	160,000
(1)A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

Item 6.         EXHIBITS

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
4.3	Fifth Supplemental Indenture, dated as of September 16, 2025, among Royalty Pharma plc, Royalty Pharma Holdings Ltd, Royalty Pharma Manager, LLC and Wilmington Trust, National Association, as Trustee.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALTY PHARMA PLC
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: November 5, 2025

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: November 5, 2025