Form 10-K
period 2025-12-31
Royalty Pharma plc
filed 2026-02-11
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting ordinary shares held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16.7 billion based upon the closing price reported for such date on the Nasdaq Stock Market LLC. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 6, 2026, Royalty Pharma plc had 428,418,612 Class A ordinary shares outstanding and 148,438,141 Class B ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual General Meeting of Shareholders, or Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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
•our use of leverage;
•our ability to leverage our competitive strengths and to realize the benefits of our 2025 internalization of our manager;
•our ability to attract and retain highly talented professionals;
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

PART I
Item 1.         BUSINESS

Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta and Alyftrek, GSK’s Trelegy, Biogen’s Tysabri and Spinraza, Roche’s Evrysdi, Astellas and Pfizer’s Xtandi, Johnson & Johnson’s Tremfya, AbbVie and Johnson & Johnson’s Imbruvica, Servier’s Voranigo, Gilead’s Trodelvy, Amgen’s Imdelltra and Alnylam’s Amvuttra, among others, and 20 development-stage product candidates.

We strive to be the premier capital allocator in life sciences with consistent, compounding growth. Our highly selective investment approach focuses on identifying and tracking important new therapies, which allows us to act efficiently when opportunities arise. Supported by an experienced investment team, a rigorous due diligence process and a focus on high-quality therapies addressing significant unmet patient needs, we pursue royalty opportunities that best meet our investment criteria.

Over more than 30 years, we have refined our business model and investment platform that creates strong competitive advantages. Our model combines a unique structure, long investment time horizon, structuring flexibility, scale and diversification, and singular focus on biopharmaceuticals. This is reinforced by our investment platform anchored in deep life sciences expertise, exceptional talent, extensive industry relationships, an industrialized investment process and proprietary data and analytics capabilities.

In 2025, we generated $3.3 billion of Portfolio Receipts (as defined below) which does not include the $511 million of proceeds from our sale of the MorphoSys Development Funding Bonds. Portfolio Receipts is a key performance metric that represents our ability to generate cash from our portfolio investments, the primary source of capital that we can deploy to make new portfolio investments. Portfolio Receipts is defined as the sum of Royalty Receipts (as defined below) and milestones and other contractual receipts. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Overview” for additional discussion regarding Portfolio Receipts. In 2025, we announced transactions with a total potential value of $4.7 billion and deployed $2.6 billion of cash to acquire royalties, milestones and other contractual receipts (“Capital Deployment”). Capital Deployment includes payments made during the year for transactions from prior years. Capital Deployment represents the total annual outflows that will drive future Portfolio Receipts.

Royalty Receipts[1]
(Year-over-Year Growth; $ in billions)

+8.5%[2]
+14.7%
+11.8%
+7.9%
+13.1%
+12.9%
$1.8
$2.0
$2.3
$2.4
$2.8
$3.1
2020
2021
2022
2023
2024
2025

	2020	2021	2022	2023	2024	2025
Royalty Receipts[1]	$1.8	$2.0	$2.3	$2.4	$2.8	$3.1
Milestones and other contractual receipts[1]	0.0	0.1	0.5	0.6	0.0	0.1
Portfolio Receipts	**$1.8**	**$2.1**	**$2.8**	**$3.0**	**$2.8**	**$3.3**

Amounts shown in the table may not add due to rounding.
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

Biopharmaceutical Industry and the Role of Royalties

Our business is supported by significant growth and unprecedented innovation within the biopharmaceutical industry. Global prescription pharmaceutical sales are projected to grow from $1.2 trillion in 2025 to $2.0 trillion in 2032, representing a compound annual growth rate of 7% according to EvaluatePharma. This growth is being driven by global secular trends, including population growth, increased life expectancy and growth of the middle classes in emerging markets. In addition, an acceleration of medical research in recent years has led to a better understanding of the molecular origins of disease and identification of potential targets for therapeutic intervention, which has increased R&D investments in new therapies.

The pace of innovation coupled with the proliferation of new biotechnology companies and the increasing cost of drug development has created a significant capital need in recent years that we believe will provide a sustainable tailwind for our business. We estimate that over the next decade academia and other non-profit institutions will spend over $1 trillion in R&D, unprofitable biopharmaceutical companies will spend over $1 trillion in R&D and selling, general and administrative expenses, and profitable biopharmaceutical companies will spend over $2 trillion in R&D.

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

China is also emerging as a strategic market for biopharmaceutical companies and there has been a recent significant increase in licensing deals between Chinese biotechnology companies and global multinational biopharmaceutical companies. The royalty market in China represents an important long-term opportunity as the licensing activity has primarily been focused on therapies in early-stage development.

Biotechnology companies are also increasingly creating royalties on existing therapies within their portfolios, known as synthetic royalties, in order to provide a source of non-dilutive capital to fund their businesses. Given our leadership position within the biopharmaceutical royalty market, we are able to capitalize on the growing volumes of royalties created as new therapies are developed.

Royalties play a fundamental and growing role in the biopharmaceutical industry. They are increasingly being seen as an important part of a biopharmaceutical company’s diversified capital structure and a complement to equity and debt. Royalties offer financial flexibility, no operational restrictions and are non-dilutive to equity holders. Furthermore, royalties can be targeted and tailored to the individual needs of a company. In addition, royalties are emerging as an attractive alternative to a traditional partnership with a larger global biopharmaceutical company, as they allow the biotechnology company to retain operational control of their program, a higher proportion of the economics and reduce administrative complexity.

We estimate the market for biopharmaceutical royalties reached $10.0 billion in transaction value in 2025, which is an approximately 40% increase over the average value of $7.1 billion over the prior five years (2021-2025). The rapid expansion of the royalty market reflects the growing recognition in the life sciences industry of the benefits of royalty funding, and this growth has come in both strong and more restrictive capital market environments.

Biopharma royalty market transaction value
($ in billions)

$10.0
$7.1 average
$3.6 average
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

We have executed transactions with an aggregate announced value of $19.4 billion from 2020 through 2025, which represents an estimated market share of approximately 48% of all royalty transactions during this period. In comparison, we believe our nearest competitor has executed $5.5 billion of transactions over the same period, representing an estimated market share of 14%. Given the scale of our business relative to our competitors, we have a particularly strong market share of large transactions within the growing biopharmaceutical royalty market. Since 2020, there have been 21 large royalty transactions each with an aggregate value of $500 million or more. We have executed 13 of these 21 large transactions, for a total transaction value of approximately $12.7 billion and an estimated market share of 69% based on the transaction value.

Our Business Model

We believe that the following elements of our business and product portfolio provide a unique and compelling proposition to investors seeking exposure to a premier capital allocator in life sciences with consistent, compounding growth.

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

Our portfolio provides direct exposure to a broad array of blockbuster therapies. As of December 31, 2025, our portfolio included royalties on 16 therapies that each generated end-market sales of more than $1 billion in 2025, including 7 therapies that each generated end-market sales of $3 billion or more. The therapies within our portfolio are marketed by leading global biopharmaceutical companies for whom these products are important sources of revenue. Given the marketers’ significant focus on and investment in these products, they are motivated to invest substantial resources in driving continued sales growth.

Our portfolio is highly diversified across products, therapeutic areas and marketers. As of December 31, 2025, our portfolio consists of royalties on more than 35 marketed biopharmaceutical therapies which address a wide range of therapeutic areas, including rare diseases, neuroscience, oncology, hematology, immunology, respiratory and diabetes. In 2025, no individual product accounted for more than 26% of our Portfolio Receipts. The royalties in our portfolio entitle us to payments based directly on the top-line sales of the associated therapies, rather than the profits of these therapies. As such, the diversification of our cash generation directly reflects the diversification of our royalties, rather than varying levels of product-level profitability, as would typically be expected within a biopharmaceutical company.

The key growth-driving royalties in our portfolio are protected by long patent lives. The estimated weighted average duration of our portfolio is approximately 13 years based on projected cumulative cash royalty receipts. Our largest marketed royalty in 2025 was on Vertex’s cystic fibrosis franchise. Existing patent applications covering Trikafta, the most significant product in that franchise, are expected to provide exclusivity through 2037. Several of our marketed royalties have unlimited durations and could provide cash flows for many years after key patents have expired.

Our simple and efficient operating model generates substantial cash flow to allocate in the best interest of our shareholders. Our high cash flow conversion provides us with significant capital that we can redeploy dynamically in a disciplined manner to fund new royalty acquisitions and to return to shareholders through dividends or share repurchases. Royalty Pharma employs a dynamic capital allocation framework that is designed to support long-term shareholder value creation. In 2025, we generated Portfolio Receipts of $3.3 billion. We deployed $2.6 billion of cash in 2025 to acquire royalties, milestones and other contractual receipts, paid dividends and distributions of $511.9 million and repurchased $1.2 billion of shares.

We have a talented, long-tenured team with extensive experience and deep industry relationships. Our team has significant experience identifying, evaluating and acquiring royalties on biopharmaceutical therapies. Together they have been responsible for $33.9 billion in announced transactions of biopharmaceutical royalties, milestones and other contractual receipts from 2012 through 2025. Our acquisitions have included many of the industry’s leading therapies such as Trikafta, Tremfya, Evrysdi, Trelegy and Xtandi. Our long history of collaboration has resulted in deep relationships with a broad range of participants across the biopharmaceutical industry.

Our Strategy

We intend to grow our business by continuing to partner with constituents across the biopharmaceutical value chain to fund innovation. Our growth strategy is tailored to the needs of our partners through a variety of structures:

•Third-party Royalties – Existing royalties on approved or late-stage development therapies. A royalty is the contractual right to a percentage of top-line sales from a licensee’s use of a product, technology or intellectual property. The majority of our current portfolio consists of third-party royalties.

•Synthetic Royalties – Newly-created royalties on approved or late-stage development therapies with strong proof of concept. A synthetic royalty is the contractual right to a percentage of top-line sales by the developer or marketer of a therapy in exchange for funding.

•Other Funding Modalities – We may provide other forms of capital to our partners as a component within a royalty transaction to increase the scale of our capital. This may include senior unsecured debt, direct equity investments and launch and development capital (in exchange for fixed long-term payments).

Additionally, we may identify additional opportunities, platforms or technologies that leverage our capabilities.

From 2012 through 2025, we deployed $27.5 billion of cash to acquire royalties, milestones and other contractual receipts. This includes $17.9 billion on approved products and $9.6 billion on development-stage product candidates. As of December 31, 2025, products underlying $6.5 billion of these development-stage acquisitions have already been approved, representing a success rate to date of 90%, while products underlying $0.7 billion were not approved and products underlying $2.4 billion are still in development.

Our investment approach is agnostic to both therapeutic area and treatment modality, allowing us to acquire royalties on the most attractive therapies across the biopharmaceutical industry. We have a strong base of institutional knowledge of important therapeutic areas and key industry trends. Our team of scientific experts actively monitors the evolving treatment landscape across many therapeutic areas and treatment modalities in order to identify new opportunities. We analyze a wide range of scientific data and stay in constant communication with leading physicians, scientists, biopharmaceutical executives and venture capital firms. This allows us to quickly assess and gain conviction in the value of assets when acquisition opportunities arise. Additionally, our focus on acquiring royalties on approved products, often in the early stages of their commercial launches, and on development-stage product candidates with strong proof of concept data, mitigates development risk and expands our opportunity set.

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

Approved Products

Portfolio Overview

The following table provides an overview of our current portfolio of royalties on approved products, including end market sales of the therapies in our portfolio:

Products	Marketer(s)	Therapeutic Area	Product Detail	2025 Portfolio Receipts (in millions)	2025 End Market Sales (in millions)(1)
Cystic fibrosis franchise(2)	Vertex	Rare disease	Cystic fibrosis	$917	$11,725
Trelegy	GSK	Respiratory	Chronic obstructive pulmonary disease and asthma	332	3,912
Tysabri	Biogen	Neuroscience	Relapsing forms of multiple sclerosis	250	1,665
Evrysdi	Roche	Rare disease	Spinal muscular atrophy	202	2,121
Xtandi	Pfizer, Astellas	Oncology	Prostate cancer	197	6,297
Tremfya	Johnson & Johnson	Immunology	Plaque psoriasis, psoriatic arthritis, ulcerative colitis and Crohn’s disease	178	5,155
Imbruvica	AbbVie, Johnson & Johnson	Oncology	Hematological malignancies and chronic graft versus host disease	170	3,979
Promacta	Novartis	Hematology	Chronic immune thrombocytopenic purpura and aplastic anemia	142	1,636
Voranigo	Servier	Oncology	Brain Cancer	118	n/a(3)
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Oncology	Kidney, liver and thyroid cancers	85	2,993
Spinraza	Biogen	Rare disease	Spinal muscular atrophy	52	1,547
Trodelvy	Gilead	Oncology	Breast cancer	47	1,403
Erleada	Johnson & Johnson	Oncology	Prostate cancer	46	3,574
Imdelltra	Amgen	Oncology	Small cell lung cancer	10	627
Other products(4)				381	—
Royalty Receipts				$3,127
Milestones and other contractual receipts				128	—
Portfolio Receipts(5)				$3,254
Amounts shown in the table may not add due to rounding.
(1)Represents end market sales for 2025 as reported by respective product marketers or, where marketers have not reported end market sales by February 9, 2026, based on Visible Alpha projections as of February 10, 2026. For the majority of our royalties, Royalty Receipts lag product performance by one quarter and can generally be estimated by applying our publicly disclosed royalty rate to the preceding quarter’s marketer-announced net revenues on a product-by-product basis.
(2)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek.
(3)Voranigo sales are not disclosed by Servier.
(4)Other products primarily include royalties on the following products: Crysvita, Emgality, Entyvio, Farxiga/Onglyza, IDHIFA, Nesina, Nurtec ODT, Orladeyo, Prevymis, Soliqua and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees on the Statements of Cash Flows.
(5)Portfolio Receipts does not include the $511 million of proceeds from our sale of the MorphoSys Development Funding Bonds because it was treated as an asset sale.

Portfolio Summary

The table below provides a summary of the acquisition year, estimated royalty duration, royalty rates and the ownership percentages attributable to Royalty Pharma, net of legacy non-controlling interests for selected approved products in our portfolio:

Products	Acquisition Year(s)	Estimated Royalty Duration(1)	Royalty Rates(2)	Attributable to Royalty Pharma(3)
Cystic fibrosis franchise(4)	2014, 2020	2039-2041	Blended royalty of slightly over 9% for Trikafta; See footnote (4)	86.8%
Trelegy(5)	2022	2029-2030	Tiered royalty of 6.5% on first $750 million, up to 10% on sales >$2.25 billion	100.0%
Tysabri	2017	Perpetual	Tiered payments of 18% on first $2 billion and 25% on sales >$2 billion	82.4%
Evrysdi(6)	2020, 2023, 2024, 2025	2035-2036	Tiered royalty of 8% on first $500 million, up to 16% on sales >$2 billion	100.0%
Xtandi	2016	2027-2028	Slightly less than 4% royalty	82.4%
Tremfya	2021	2031-2032	~4% royalty	100.0%
Imbruvica	2013	2027-2032	Downward tiered mid-single digit royalty	82.4%
Promacta	2019	2025-2028	Upward tiered 4.7% to 9.4% royalty	82.4%
Voranigo	2024	2038	Tiered royalty of 15% on first $1 billion of U.S. sales, down to 12% on U.S. sales >$1 billion	100.0%
Cabometyx/Cometriq(7)	2021	2026-2029	3% royalty	100.0%
Spinraza(8)	2023	2030-2035	Upward tiered 2.8% to 3.8% royalty, increasing to 5% to 6.8% in 2028	100.0%
Trodelvy	2018	Perpetual	Tiered royalty of 4.15% on first $2 billion, down to 1.75% on sales >$6 billion	82.4%
Erleada	2019, 2023	2032	Low-single digit royalty	86.2%
Imdelltra(9)	2025	2038-2041	~7% royalty with royalty sharing on sales >$1.5 billion	100.0%
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
(3)Ownership percentages for cystic fibrosis franchise and Erleada represent blended percentages across multiple royalty interests based on 2025 Royalty Receipts.
(4)Royalty is perpetual. We estimate royalty duration of 2039-2041 due to expected Alyftrek patent expiration and potential generic entry thereafter leading to sales decline. We estimate expected Trikafta patent expiration in 2037 and potential generic entry thereafter leading to sales decline. For combination therapies, sales are allocated equally to each of the active pharmaceutical ingredients, with tiered royalties ranging from single digit to subteen percentages on sales of ivacaftor, lumacaftor and tezacaftor, and 4% on sales of elexacaftor. We believe that deuterated ivacaftor (deutivacaftor) is the same as ivacaftor and is therefore royalty-bearing, which would result in a blended royalty of approximately 8% for Alyftrek. Vertex has made public statements that it believes deuterated ivacaftor (deutivacaftor) is not royalty-bearing, which would result in a blended royalty of approximately 4% for Alyftrek.
(5)We will return to GSK 85% of the royalties in respect of ex-U.S. sales after June 30, 2029 and 85% of the royalties in respect of U.S. sales after December 31, 2030. Royalties are tiered based on sales at 6.5% up to $750 million, 8% between $750 million and $1.25 billion, 9% between $1.25 billion and $2.25 billion, and 10% over $2.25 billion.
(6)Royalties are tiered based on sales at 8% up to $500 million, 11% between $500 million and $1 billion, 14% between $1 billion and $2 billion, and 16% over $2 billion.
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
(9)We are entitled to royalties on worldwide net sales of Imdelltra, excluding sales in China.

There can be no assurance that our royalties will expire when expected. Any reductions in the durations of royalties relative to our estimates may adversely affect our financial condition or results of operations. See “Risk Factors” in Item 1A, Risk Factors for further information.

Other Recent Royalty Acquisitions and Key Developments on Recently Approved Products

•In December 2025, Cytokinetics announced FDA approval of Myqorzo, formerly known as aficamten.

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

Development-Stage Product Candidates

The table below provides a summary of our portfolio of development-stage product candidates, which have not been approved and therefore have not generated any royalties (and we have not collected any related Royalty Receipts) to date:

Product Candidates	Marketer(s)	Therapeutic Area	Status(1)	Product Description
Ampreloxetine	Theravance	Neuroscience	Phase 3 data expected Q1 2026	Once-daily norepinephrine reuptake inhibitor for symptomatic neurogenic orthostatic hypotension in patients with multiple system atrophy
CK-586	Cytokinetics	Cardiology	Phase 2	Cardiac myosin inhibitor to reduce the hypercontractility associated with heart failure with preserved ejection fraction
Daraxonrasib	Revolution Medicines	Oncology	Phase 3 data expected H1 2026	Oral RAS(ON) multi-selective inhibitor for pancreatic and lung cancer
Deucrictibant	Pharvaris	Rare disease	FDA filing expected H1 2026	Novel, oral bradykinin B2 receptor antagonist for preventing and treating hereditary angioedema attacks
Ecopipam	Emalex	Neuroscience	FDA filing expected	Oral dopamine-1 receptor antagonist for Tourette’s syndrome
Frexalimab	Sanofi	Immunology	Phase 3 data expected 2027	Anti-CD40 ligand monoclonal antibody for multiple sclerosis
Litifilimab	Biogen	Immunology	Phase 3 data expected Q4 2026	Humanized IgG1 monoclonal antibody targeting BDCA2 for lupus
Neladalkib	Nuvalent	Oncology	FDA filing expected H1 2026	Next-generation TKI for ALK mutation-positive non-small cell lung cancer
Obexelimab	Zenas BioPharma	Immunology	FDA filing expected Q2 2026	Bifunctional monoclonal antibody designed to inhibit B cell function by binding to both CD19 and FcγRIIb for IgG4-RD
Olpasiran	Amgen	Cardiology	Phase 3 data expected 2027	Small interfering ribonucleic acid for elevated lipoprotein(a), a genetically determined independent risk factor for cardiovascular disease
Omecamtiv mecarbil	Cytokinetics	Cardiology	Phase 3 data expected 2027	Cardiac myosin activator for the treatment of heart failure with severely reduced ejection fraction
Pelabresib	Novartis	Oncology	EMA filing expected 2026	Bromodomain and extra-terminal inhibitor for myelofibrosis
Pelacarsen	Novartis	Cardiology	Phase 3 data expected H2 2026	Antisense oligonucleotide for elevated lipoprotein(a), a genetically determined independent risk factor for cardiovascular disease
Seltorexant	Johnson & Johnson	Neuroscience	Phase 3 data expected 2027	Selective orexin 2 receptor antagonist for major depressive disorder with insomnia symptoms
TEV-'749	Teva	Neuroscience	FDA approval expected H2 2026	Long-acting subcutaneous injection of olanzapine for schizophrenia
TEV-'408(2)	Teva	Immunology	Phase 1b data expected H1 2026	Anti-IL-15 antibody for the treatment of vitiligo and other autoimmune conditions
Tividenofusp alfa	Denali	Rare disease	PDUFA date April 5, 2026	Enzyme replacement therapy designed to cross the blood-brain barrier for MPS II, or Hunter syndrome
Trontinemab	Roche	Neuroscience	Phase 3 data expected 2028	Novel Brainshuttle Aβ antibody for the treatment of Alzheimer’s disease
Tulmimetostat	Novartis	Oncology	Phase 2	Second-generation enhancer of zeste homolog 2 inhibitor for hematological malignancies and solid tumors
Zidesamtinib	Nuvalent	Oncology	PDUFA date September 18, 2026	Next-generation TKI for ROS1 mutation-positive non-small cell lung cancer
PDUFA: Prescription Drug User Fee Act, ROS1: ROS proto-oncogene 1, IgG1: Immunoglobulin G1, ALK: Anaplastic Lymphoma Kinase, TKI: Tyrosine Kinase Inhibitor, CD: Cluster of Differentiation, FcγRIIb: Fc gamma Receptor IIB, IgG4: Immunoglobulin G4 related disease, EMA: European Medicines Agency, MPS II: Mucopolysaccharidosis type II, RAS: Rat Sarcoma, IL: Interleukin.
(1)Based on information disclosed by marketer of the underlying product and information available on clinicaltrials.gov as of February 1, 2026.
(2)We entered into a funding agreement with Teva Pharmaceuticals for TEV-’408 in January 2026.

Other Significant Funding Arrangements

The table below provides a summary of our significant contractual funding arrangements and related funding status as of December 31, 2025 (in millions):

	Funded	Required Future Draw	Potential Future Draw	Total	Total Repayments Based on Amounts Funded	Payments Received to Date
Cytokinetics Commercial Launch Funding(1)	$275	$—	$175	$450	$523	$23
Cytokinetics Development Funding(2)	100	—	—	100	Refer to footnote(2)	—
Teva Development Co-Funding Arrangement for TEV-’749(3)	100	—	—	100	100(3)	—
Biogen R&D Funding Arrangement for Litifilimab(4)	200	50		250	Refer to footnote(4)	—
Revolution Medicines Funding Arrangement
Royalty(5)	250	250	750	1,250	Refer to footnote(5)	—
Term loan(6)	—	250	500	750	N/A - no amounts funded to date	—
(1)Out of the seven tranches, we have funded a total of $275 million under tranches one, four, five and six. Quarterly payments on tranche one began in the fourth quarter of 2023 and continue through the first quarter of 2032. Quarterly payments on tranche four will begin in the first quarter of 2027 and continue through the second quarter of 2035. Quarterly payments on tranche five will begin in the third quarter of 2027 and continue through the fourth quarter of 2035. Quarterly payments on tranche six will begin in the first quarter of 2026 and continue through the second quarter of 2034.
(2)If a Phase 3 trial of omecamtiv mecarbil is positive and FDA approval is received within a specific timeframe, we will receive payments of $100 million and the greater of an incremental 2% royalty on omecamtiv mecarbil, or quarterly fixed payments ranging from $5 million to $8 million per quarter for 18 quarters and an incremental 2% royalty thereafter. Alternatively, if FDA approval is not received within a specific timeframe, we will receive 18 quarterly fixed payments totaling $240 million. Alternatively, if a Phase 3 clinical trial is not positive within a specific timeframe, we will receive 22 quarterly fixed payments totaling $230 million.
(3)If TEV-'749 is approved by the FDA, we will receive payments of $100 million in addition to tiered royalty payments based on worldwide sales of TEV-'749.
(4)We will provide funding of $250 million over six quarters and will receive payments of up to $250 million if certain regulatory milestones are met plus royalties.
(5)We will provide funding in five $250 million tranches in exchange for tiered royalties on annual worldwide net sales of daraxonrasib (and zoldonrasib if approved in an overlapping daraxonrasib indication). Tranche one was funded in June 2025. Revolution Medicines is required to draw the second tranche upon the occurrence of a certain clinical milestone and has the option to draw the remaining tranches upon the achievement of certain clinical, regulatory or sales-based milestones.
(6)The term loan is comprised of three $250 million tranches at SOFR plus 5.75% (3.5% SOFR floor) which mature six years after the first tranche is drawn. Revolution Medicines is required to draw the first tranche upon the occurrence of a certain regulatory milestone and has the option to draw the remaining tranches upon the achievement of certain sales-based milestones.

Competition

We face competition from other parties that acquire biopharmaceutical royalties. There are a limited number of suitable and attractive acquisition opportunities available in the market. Therefore, competition to acquire such assets is significant and may increase. We compete with a broad range of potential acquirers, including biopharmaceutical companies that market the products on which royalties are paid, investment vehicles and other pools of capital, financial institutions, institutional investors, including sovereign wealth and pension funds, and other market participants. These other potential royalty buyers may be larger and better capitalized than us. We may not be able to identify and obtain a sufficient number of asset acquisition opportunities to invest the full amount of capital that may be available to us. We also compete with other forms of financing available to biopharmaceutical companies, such as equity, debt or convertible debt financing and licensing opportunities. If biopharmaceutical companies opt to finance through such other means, we may not be able to acquire additional assets or grow our business. There can be no assurance that we will continue to acquire biopharmaceutical products and companies that hold biopharmaceutical royalties that are acceptable to us.

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
• safety, side effect profile, effectiveness and market acceptance;
• price, including third-party insurance reimbursement policies;
• timing, introduction and marketer support of the product;
• efficacy and execution of marketing and commercialization strategy;
• manufacturing, supply and distribution;
• governmental regulation, including price caps;
• availability of lower-cost generics or biosimilars or other alternative treatments;
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

Employees

As of December 31, 2025, we had 100 employees. None of our employees are represented by labor unions or covered by any collective bargaining agreement. We believe relations with our employees are satisfactory. In May 2025, we completed the acquisition of our former external manager (the “Internalization”) and became an integrated company with all employees of the former manager becoming employees of Royalty Pharma, LLC, a wholly-owned subsidiary of RP Holdings.

Human Capital

Our ability to hire and retain top talent is a driving force behind our culture. We are focused on creating a supportive and values-based organization where our employees can thrive. We continue to invest in our workplace culture and support our employees across many facets of wellness and personal development. As of December 31, 2025, 48% of the workforce are women and approximately 36% of the workforce of are ethnically diverse.

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
•risks related to the growth and dynamics of the royalty market;
•uncertainties related to acquiring interests in development-stage biopharmaceutical product candidates;
•potential strategic acquisitions of operating biopharmaceutical companies;
•our use of leverage in connection with our capital deployment;
•our ability to leverage our competitive strengths;
•our ability to generate increasing royalty receipts and to achieve attractive returns on our investments, including maintaining attractive internal rates of return and consistent returns on invested capital and returns on invested equity;

•marketers of products that generate our royalties are outside of our control;
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
•we may not realize the anticipated benefits of the Internalization and we may be exposed to new risks and costs;
Risks Relating to Our Class A Ordinary Shares
•volatility of the market price of our Class A ordinary shares;
•our incorporation under English law;

Risks Relating to Taxation
•the effect of changes to tax legislation and our tax position;
General Risk Factors
•cyber-attacks, data breaches or other failures in information technology systems; and
•legal claims and proceedings that could adversely affect our business, financial condition or results of operations.
Risks Relating to Our Business
Biopharmaceutical products are subject to sales risks.
Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, delays or failures in obtaining marketing approval in one or more jurisdictions or for additional product indications, lack of market acceptance, changes in the marketer’s strategic priorities, obsolescence, lack of coverage or insufficient reimbursement by healthcare programs or insurance plans, loss of patent protection, government regulations and other factors. Development-stage product candidates may also fail to reach the market. Unexpected side effects, safety or efficacy concerns may arise leading to product recalls, withdrawals, diminishing prescribing by physicians, declining reimbursement rates or sales, or litigation. As a result, payments of our royalties may be reduced, delayed or ceased, which could adversely affect our near-term financial performance, internal rates of return, returns on invested capital and returns on invested equity or long-term outlook.
The royalty market may not grow at the same rate as it has in the past, or at all, and we may not be able to acquire sufficient royalties to sustain the growth of our business.
We have historically grown our business by primarily acquiring royalties. However, we may not be able to identify and acquire a sufficient number of royalties, or royalties of sufficient scale, to invest the capital available to us at our targeted rate of capital deployment, which could prevent us from executing our growth strategy and negatively impact our business. Changes in the royalty market, including its structure, participants, growth rate, changes in preferred methods of financing and capital raising in the biopharmaceutical industry, or a reduction in the growth of the biopharmaceutical industry, could lead to diminished opportunities for us to acquire royalties, fewer royalties (or fewer royalties of significant scale) being available, or increased competition for royalties. Even if we continue to acquire royalties, they generally will not generate a meaningful return for several years, if at all, due to transaction structures, circumstances relating to the underlying products or other factors. As a result, we may not be able to continue to acquire royalties or otherwise grow our business as we have in the past, or at all.
Acquisitions of royalties from our investments in development-stage biopharmaceutical product candidates are subject to additional risks and uncertainties.
We acquire royalties on development-stage product candidates that have not yet received marketing approval by any regulatory authority or been commercialized. There can be no assurance that the FDA, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the EMA, Pharmaceuticals and Medical Devices Agency (“PMDA”) or other regulatory authorities will approve such products or that such products will be brought to market on a timely basis or at all, the pricing or reimbursement of such products, if approved, or that the market will be receptive to such products. We have previously acquired royalties on development-stage product candidates for which clinical development was stopped for a number of reasons, including clinical trials failing to meet their primary endpoints. These failures have resulted in, and future failures could lead to, non-cash impairment charges or other investment write downs.
If the FDA, MHRA, the EMA, PMDA or other regulatory authority approves a development-stage product candidate that generates our royalties, the labeling, packaging, manufacturing, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in marketing restrictions or withdrawal from the market.

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
Uncertainty relating to development-stage product candidates makes it more difficult to develop accurate assumptions for our internal models, which may result in reduced royalties compared to our estimates. There can be no assurance that our assumptions around the likelihood of a development-stage product candidate’s approval, expected pricing or achieving our forecasted sales will prove correct, that regulatory authorities will approve such development-stage product candidates, that such development-stage product candidates will be brought to market on a timely basis or at all, or that such products will achieve commercial success or result in royalties consistent with our estimates.
We may undertake strategic acquisitions of operating biopharmaceutical companies or acquire securities of biopharmaceutical companies. Our failure to realize the expected benefits of such acquisitions could adversely affect our business, financial condition or results of operations.
We may acquire companies with significant royalty assets or where we believe we could create significant synthetic royalties. These acquired or created royalty assets may not perform as we project. Moreover, the acquisition of operating biopharmaceutical companies may expose us to liabilities not inherent in our other royalty acquisitions, such as direct exposure to product liability claims, high fixed costs or an expansion of our operations and expense structure, thereby potentially decreasing our profitability. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions could result in the disruption of our on-going business operations. Despite our business, financial and legal due diligence efforts, we have limited experience in assessing opportunities to acquire operating businesses, and we ultimately may be unsuccessful in ascertaining or evaluating all risks associated with such acquisitions. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or products, which may result in dilution for shareholders or the incurrence of indebtedness. As a result, acquisitions of operating biopharmaceutical companies could adversely affect our business, financial condition or results of operations.
We may acquire securities issued by biopharmaceutical companies. Where we acquire equity securities as all or part of the consideration for business development activities, the value of those securities will fluctuate, and may depreciate. We will not control the companies in which we acquire securities, and we will have limited ability to determine management, operational decisions or policies. Further, such transactions may face risks and liabilities that due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. In addition, we may receive material non-public information about other companies. Where such information relates to a company whose equity securities we hold, we may be delayed or prevented from selling such securities when we would otherwise choose to do so, and such delay or prohibition may result in a loss or reduced gain on such securities.

We use leverage in connection with our capital deployment, which magnifies the potential for loss if the royalties we acquire do not generate sufficient income.
We finance a significant portion of our capital deployment with borrowed funds. The use of leverage creates an opportunity for an increased return but also increases the risk of loss if our assets do not generate sufficient cash flows. Our interest expense has increased in recent years. The interest expense and other costs associated with our borrowings may not be covered by our cash flow. In addition, leverage may inhibit our operating flexibility and reduce cash available for dividends or share repurchases.
Our level of indebtedness could limit our ability to respond to changing business conditions. The agreements governing our borrowings may impose operating and financial restrictions which could affect the number and size of the royalties that we may pursue. Therefore, no assurance can be given that we will be able to take advantage of favorable conditions or opportunities as a result of any restrictive covenants under our indebtedness. There can also be no assurance that additional debt financing, either to replace or increase existing debt financing, will be available when needed or on commercially reasonable terms.
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
We depend on the expertise, skill and network of business contacts of key members of our team, who evaluate, negotiate, structure, execute, monitor and service our assets. Our future success depends to a significant extent on the continued service and coordination of our team. Although our executives must devote substantially all of their business time to managing us, unless otherwise approved by the board of directors, key members of our team may have other demands on their time, and we cannot assure you that they will continue to be actively involved in our business. The departure of any of these individuals or competing demands on their time could adversely affect our business, financial condition or results of operations.
Our key professionals have relationships with participants in the biopharmaceutical industry, financial institutions and other professionals, which we rely upon to source potential asset acquisition opportunities. If our key professionals fail to maintain such relationships, or to develop new relationships with other sources, we may not be able to grow our portfolio. In addition, we can offer no assurance that these relationships, even if maintained, will generate royalty acquisition opportunities.

There can be no assurance that the policies and procedures we have established to mitigate conflicts of interest will be effective.
There could be conflicts of interest between us and our personnel. Every senior executive is subject to a non-compete agreement that is effective for 18 months following termination of their employment for any reason. In addition, executives must devote substantially all of their time to us, unless otherwise approved by the board of directors. Despite this, the ability of our officers and employees to engage in other business activities may reduce the amount of time they spend working for us. For instance, Mr. Legorreta, our Chief Executive Officer, is also a co-founder of and has significant influence over Pharmakon Advisors, which manages BioPharma Credit PLC (LSE: BPCR) and other investment vehicles that collectively are leading providers of debt capital to the biopharmaceutical industry and he has a substantial investment in BioPharma Credit. In addition, Mr. Legorreta serves as the chairperson of ProKidney Corp.’s board of directors and he participates in foundations that receive and provide medical research funding. Even though he is involved with the companies and the foundations described above, among other organizations, Mr. Legorreta does not have any material constraints on the time he has available to devote to us. While Pharmakon may pursue similar investment opportunities, we believe that actual conflicts of interest are rare due to differing investment strategies, and the fact that royalty holders determine the type of transaction they seek. Under arrangements with Pharmakon, we may provide research, business development, legal, compliance, financial and administrative services to one another, and each party reimburses the other to the extent it provides materially more services than it receives.
To service our indebtedness and meet our other liquidity needs, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. If we cannot generate the required cash, we may be unable to make the required payments under our indebtedness.
As of December 31, 2025, our total principal amount of our senior unsecured notes and borrowings under our term loan was $9.2 billion. In addition to this indebtedness, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). Furthermore, on August 4, 2025, we entered into an uncommitted credit facility, which provides for borrowing capacity of up to $350 million at the discretion of the lender thereunder. Except for RP Holdings and RP Manager, our subsidiaries that do not guarantee our indebtedness will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
Absent sufficient cash flow and the ability to refinance, we may be forced to sell assets to make up for any shortfall in our payment obligations. However, the agreements governing our outstanding indebtedness limit our and our subsidiaries’ ability to sell assets and also restrict the use of proceeds from such a sale. Accordingly, we may be unable to sell assets quickly enough or for sufficient amounts to meet our obligations on our indebtedness.
Our business is subject to interest rate, foreign exchange, inflation and banking industry risk.
We are subject to interest rate fluctuations through any borrowings under our Revolving Credit Facility, Term Loan and through investments in money market accounts and marketable securities, the majority of which bear variable interest rates. If interest rates were to increase, our borrowing costs may increase and our leverage strategy may become more costly, which could reduce Portfolio Cash Flow and net profits. If interest rates were to decrease, returns on our investments in money market accounts and marketable securities may decrease.
Certain products pay royalties in currencies other than U.S. dollars, which creates foreign currency risk primarily with respect to the Euro, Canadian dollar, British pound, Swiss franc and Japanese yen, as our functional and reporting currency is the U.S. dollar. In addition, our results of operations are subject to foreign currency exchange risk through transactional exposure resulting from movements in exchange rates between the time we recognize income on financial royalty assets and the time at which the transaction settles, or we receive the royalty payment. Because we are entitled to royalties on worldwide sales for various products, there is an underlying exposure to foreign currency as the marketer converts payment amounts from local currencies to U.S. dollars using a quarterly average exchange rate. Therefore, cash received may differ from the estimated amount we expected to receive based on fluctuations in currency.

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
We may have limited information concerning the products generating the royalties we are evaluating for acquisition. Often, the information we have regarding products following our acquisition of a royalty may be limited to the information that is available in the public domain. Therefore, there may be material information that relates to such products that we would like to know but do not have and may not be able to obtain. For example, we may not have access to the results of studies conducted by marketers of the products or others or the nature or amount of any complaints from doctors or users of such products. In addition, the market data that we obtain independently may also prove to be incomplete or incorrect. Due to these and other factors, the actual cash flow from a royalty may be significantly lower than the amounts we estimate, which could negatively impact our internal rates of return, return on invested capital and return on invested equity.
Our future income is dependent upon numerous royalty-specific assumptions and, if these assumptions prove not to be accurate, we may not achieve our expected rates of returns.
Our business model is based on multiple-year internal and external forecasts regarding product sales and numerous product-specific assumptions in connection with each royalty acquisition, including where we have limited information regarding the product. There can be no assurance that the assumptions underlying our financial models, including those regarding product pricing, reimbursement rates or sales, competition, patent expirations, exclusivity terms, license terms or license terminations for the products underlying our portfolio, are accurate. These assumptions involve a significant element of subjective judgment and may be, and in the past have been, adversely affected by post-acquisition changes in market conditions and other factors affecting the underlying product. The risks relating to these assumptions are exacerbated for development-stage product candidates due to the uncertainties around their development, labeling, regulatory approval, commercialization timing, anticipated pricing, manufacturing and supply, competing products or related factors. Our assumptions regarding the financial stability or operational or marketing capabilities of the partner obligated to pay us royalties may also prove, and in the past have proven, to be incorrect. Due to these and other factors, the assets in our current portfolio or future assets may not generate expected returns or returns in line with our historical financial performance or in the time periods we expect or at all, which could adversely affect our business, financial condition or results of operation.
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
Although our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 61% of our Royalty Receipts in the year ended December 31, 2025. In addition, our asset portfolio may not be fully diversified by geographic region or other factors. Any significant deterioration in the cash flows from the top products in our asset portfolio could negatively impact our internal rates of return, return on invested capital and return on invested equity, which could, in turn, adversely affect our business, financial condition or results of operations.

We face competition in acquiring royalties and locating suitable royalties to acquire.
There are a limited number of suitable and attractive opportunities to acquire high-quality royalties. Competition to acquire such royalties is significant and may increase. We compete with a broad range of potential acquirers, including biopharmaceutical companies that market the products on which royalties are paid, investment vehicles and other pools of capital, financial institutions, institutional investors, including sovereign wealth and pension funds, and other market participants. These competitors may be able to access lower cost capital, may be larger than us, may have relationships that provide them access to opportunities before us, or may be willing to acquire royalties for lower projected returns than we are.
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
•manufacturing, supply and distribution;
•governmental regulation and policy, including price caps;
•availability of lower-cost generics or biosimilars or alternative treatments;
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
Unsuccessful attempts to acquire new royalties could result in significant costs, divert management attention and adversely affect our ability to pursue other investment opportunities.
The evaluation of each potential royalty acquisition and the negotiation, drafting and execution of relevant agreements requires substantial management time and attention and results in substantial costs for accountants, attorneys, consultants and other advisors. If a decision is made not to complete a specific acquisition, the costs incurred for the proposed transaction would not be recoverable from a third party. Furthermore, even if an agreement is reached relating to a specific target asset, we may fail to consummate the acquisition for any number of reasons, including, in the case of an acquisition of a royalty through a business combination with a public company, approval by the target company’s public shareholders. Unsuccessful attempts to acquire new royalties could result in significant costs, inefficient use of management’s time and potential reputational harm. The diversion of management attention and financial resources could adversely affect our ability to evaluate or complete other investments.
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
In the United States, pharmaceutical pricing is subject to increasing government regulation, public scrutiny and policy initiatives. For example, initiatives toward “most favored nation” (MFN) drug pricing in the United States could lead to decreased drug pricing or the drug pricing provisions of the Inflation Reduction Act (“IRA”) which require manufacturers of select drugs to engage in a process to establish negotiated Medicare prices. It is unknown what form any future changes or any law would take under the Trump administration. In addition, the U.S. Patient Protection and Affordable Care Act, as amended (the “ACA”) established a major expansion of healthcare coverage, financed in part by several new rebates, discounts and taxes that had a significant effect on the expenses and profitability on the companies that manufacture the products that generate our royalties.

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
The procedures to approve biopharmaceutical products for commercialization vary among countries and can involve additional testing and time. Such procedures may include on-site inspections by regulatory authorities at clinical trial sites or manufacturing facilities, which inspections may be delayed. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and many include additional risks, such as pricing approval.
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
Our board of directors is under no obligation to pay dividends, make distributions or repurchase our ordinary shares and it may decide to use cash to fund asset acquisitions or operations in lieu of paying dividends, making distributions or repurchasing our ordinary shares. We will pay Equity Performance Awards to Mr. Legorreta and certain employees based on our Net Economic Profit regardless of whether any dividends are paid to our shareholders or any ordinary shares are repurchased. Our board of directors’ decisions with respect to our cash may result in our not paying dividends or not repurchasing our ordinary shares. Our board of directors’ decisions with respect to dividends or repurchases of ordinary shares may adversely affect the market price of our Class A ordinary shares. If we generate positive income, but pay limited or no dividends, holders of Class A ordinary shares may have tax liability on their income in excess of the actual cash dividends received by such holders.
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

Risks Relating to Our Organization and Structure
We are a holding company and rely on cash generated by our subsidiaries to meet our financial obligations.
We are a holding company with no material direct operations. Our principal asset is our controlling equity interest in RP Holdings. As a result, we depend on loans, dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations and to pay dividends, make distributions to our shareholders and repurchase shares. Our subsidiaries are legally distinct from us and may be subject to contractual, legal, regulatory, financial or other restrictions that limit their ability to provide funds to us. If the cash we receive from our subsidiaries is insufficient to meet our financial obligations, we may be required to raise additional funds through the incurrence of debt, the issuance of equity or the sale of assets. However, there is no assurance that we would be able to obtain such financing on acceptable terms, or at all. Any limitation on the ability our subsidiaries to pay dividends or otherwise make funds available to us could adversely affect our business, financial condition and ability to pay dividends, make distributions to our shareholders or repurchase shares.
Our structure will result in tax distributions as a result of the RP Holdings Class C Special Interest.
RP Holdings is treated as a partnership for U.S. federal income tax purposes and has owners that are subject to U.S. federal income taxation. RP Holdings is required to make distributions of cash to the direct owner or beneficial owners of the RP Holdings Class C Special Interest to cover such owner’s taxes, calculated using an assumed tax rate that is generally uniform for all recipients regardless of their individual tax status. The cash used by RP Holdings to satisfy these tax distribution obligations will not be available for reinvestment in our business, dividends or share repurchases.
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
Subject to certain conditions, at the end of each fiscal quarter, Mr. Legorreta and certain employees are entitled to a distribution in the form of equity from RP Holdings in respect of each portfolio equal to 20% of the Net Economic Profit (defined as the aggregate cash receipts for all new portfolio investments in such portfolio less Total Expenses (defined as interest expense, operating expense and recovery of acquisition cost in respect of such portfolio)) for such portfolio for the applicable measuring period (the “Equity Performance Awards”). The right to Equity Performance Awards may create an incentive to make riskier or more speculative asset acquisitions. In addition, we may incur more debt, finance additional asset acquisitions or otherwise use more leverage in connection with asset acquisitions, as generally the use of leverage can increase the rate of return on an investment and therefore our profits. Under certain circumstances, the use of borrowed money may pose higher risks for our business or increase the likelihood of default, which would disfavor our shareholders. In addition, there is no correlation between our profits and the obligation of our board of directors to pay dividends to shareholders. Consequently, shareholders may receive limited or no dividends while Mr. Legorreta and certain employees remain entitled to Equity Performance Awards that may be substantial. Further, even though Equity Performance Awards are payable on a portfolio-by-portfolio basis (with portfolios comprised of investments made during sequential two-year periods) in order to reduce the risks that we will pay Equity Performance Awards on individual investments even though our overall portfolio of investments is not performing well, Equity Performance Awards may nevertheless be payable when our overall portfolio of investments is not performing as well as the individual portfolios that are used as the basis for measuring the Equity Performance Awards.
Operational risks may disrupt our businesses, result in losses or limit our growth.
We rely heavily on financial, accounting, information technology and data processing systems, including systems operated by our current and future collaborators, contractors or consultants. Such systems are vulnerable to damage or interruption from computer viruses, data corruption, cybersecurity incidents, unauthorized access, natural disasters, pandemics, terrorism, war and telecommunication and electrical failures. If any of these events occur and such systems do not operate properly or are disabled or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of network security systems, a cybersecurity vulnerability or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our business, loss of trade secrets or other proprietary information, liability to us, regulatory intervention or reputational damage.
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
We may not realize the anticipated benefits of the Internalization or we may be exposed to new risks and costs.
We may not realize the anticipated benefits of the Internalization, such as cash savings, enhanced alignment with shareholders, increased investment returns, management continuity, transparency and governance, or greater structure simplification. Since our Internalization on May 16, 2025, we have become exposed to new costs and risks. Although we no longer pay a management fee, our direct overhead has increased because we are responsible for all compensation and benefits of our employees and other operating expenses. As an employer, we are subject to the liabilities and risks commonly faced by employers, such as workers’ compensation claims, labor disputes and other employee-related grievances, and the costs of employee benefit plans. Our overhead may increase further in the future as a result of our becoming internally managed as the responsibility for overhead relating to management of our business has become our own responsibility. In addition, while Mr. Legorreta has agreed to provide the board of directors with a reasonable opportunity to review and comment on future awards or modifications of Equity Performance Awards, Equity Performance Awards on existing and future investments will continue on their current terms and are ultimately controlled by Mr. Legorreta.
Risks Relating to Our Ordinary Shares
The market price of our Class A ordinary shares has been and may in the future be volatile, which could cause the value of our shareholders’ investment to decline.
The market price of our Class A ordinary shares has been and may be volatile and subject to wide fluctuations. During the year ended December 31, 2025, the per share trading price of our Class A ordinary shares ranged from a low of $25.75 to a high of $40.78. Market volatility, as well as general economic, market or political conditions, particularly those that relate to the biopharmaceutical industry, could reduce the market price of our Class A ordinary shares regardless of our operating performance. In addition to the other factors discussed in this Annual Report on Form 10-K, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:
• market conditions in the broader stock market in general, or in our industry in particular;

• variations in our quarterly operating results or dividends to shareholders or share repurchases or exchanges for our Class A ordinary shares;
• future sales of our Class A ordinary shares by our affiliates;
• additions or departures of key management personnel;
• timing and rate of capital deployment, including relative to estimates;
• changes in our portfolio mix or acquisition strategy;
• failure to meet analysts’ earnings estimates;
• analyst or media reports or other adverse publicity about us, our industry or related sectors;
• third-party healthcare reimbursement policies and practices;
• litigation and government investigations;
• changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof;
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
• announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments; and
• economic or political developments, such as pandemics, inflation and interest rate volatility and geopolitical conflicts.
These and other factors may cause significant fluctuations in the market price or trading volume of our Class A ordinary shares, which may limit our shareholders’ ability to sell their Class A ordinary shares at prices they consider satisfactory or at all.
Stock markets from time to time experience extreme price and volume volatility, including in recent periods. Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against public companies. If such litigation is instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources.

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

As a result of updates to the Takeover Code, any change in our place of central management and control will cease to be relevant after February 2, 2027, and therefore, on the assumption that our securities remain admitted to trading on the NASDAQ (or another regulated market outside the United Kingdom, the Channel Islands or the Isle of Man), the Takeover Code will not be applicable to us.
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
We are a public limited company incorporated under the laws of England and Wales. English law provides that a board of directors may only allot shares (or rights to subscribe for or convert into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and valid for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. We obtained shareholder authority to allot additional shares until the end of the next annual general meeting of the Company or, if earlier, August 12, 2026, the date that is 15 months after May 12, 2025. We intend to seek renewal of this authorization at each year’s annual general meeting of shareholders.
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). We have obtained authority from our shareholders to disapply preemptive rights until the end of the next annual general meeting of the Company or, if earlier, August 12, 2026, which is the date that is 15 months after May 12, 2025, which disapplication will need to be renewed upon expiration to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period). We intend to seek renewal of this authorization at each year’s annual general meeting of shareholders.
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

As part of the implementation of the Pillar Two rules by various jurisdictions, the United Kingdom has adopted the Pillar Two income inclusion rule, including a multinational top-up tax and a domestic top-up tax to the minimum effective tax rate of 15% for relevant accounting periods. In addition, the United Kingdom has introduced the Pillar Two undertaxed profits rule, a protective measure that requires subsidiaries to collect top-up taxes where a parent jurisdiction has not implemented the Pillar Two income inclusion rule. Similar legislation has been enacted in Ireland. While we do not expect to be subject to material tax charges under the Pillar Two rules, there remains a risk that tax authorities in any relevant jurisdiction implementing Pillar Two could adopt or interpret legislation, administrative guidance or related statements in a manner that is inconsistent with our understanding of the Pillar Two model rules and associated commentary.

The United States has taken the position that BEPS has no force or effect in the United States absent action by the U.S. Congress. The U.S. Department of Treasury and U.S. Congress have explored potential protective or retaliatory measures against non-U.S. companies and investors if their home jurisdictions impose discriminatory or extraterritorial taxes on U.S. companies, potentially including Pillar Two. We cannot predict whether the United States will adopt any such protective measures or whether any such legislation will be adopted, or whether or how any non-U.S. countries may change their tax laws, including with respect to taxes imposed under Pillar Two. It is possible that any changes in U.S. or non-U.S. tax law could adversely affect our future tax liabilities and our effective tax rate.

As proposals to change tax laws and implement the BEPS framework remain subject to further negotiation, we are currently unable to predict the extent to which any changes to tax laws, statutes, rules, regulations or ordinances will occur and, if so, the ultimate impact on our business. These review processes could result in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. No ruling will be sought from the relevant tax authority regarding any of the tax issues discussed herein, and no assurance can be given that the relevant tax authorities will not challenge any of our tax positions and that such challenge would not succeed. If any such position is successfully challenged, our tax reporting or tax liabilities could materially increase, which would adversely affect our profitability and cash flows.

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
The Irish Department of Finance has engaged in discussions with the U.S. Treasury on updating certain elements of the Treaty. It is at this time not clear what elements of the Treaty may be updated, or when any such updates would go into effect. However, certain elements of the revised U.S. Model Income Tax Convention could, if included in an update to the Treaty, result in our subsidiaries being unable to qualify for the benefits of the Treaty or eliminate or reduce the benefits of the Treaty that otherwise would have been available to us. If our subsidiaries are unable to qualify for the benefits of the Treaty, or if any benefits of the Treaty that otherwise would have been available to us are eliminated or reduced, then all or a portion of our income may become subject to increased withholding taxes, and such taxes could be very significant and materially and adversely affect our financial position, profitability and cash flows.
In addition, U.S. authorities have from time to time reviewed whether non-U.S. jurisdictions are acting inconsistently with U.S. tax treaties or have implemented or are likely to implement tax rules that are viewed as extraterritorial or as disproportionately affecting U.S. companies and have considered potential protective measures or retaliatory measures in response. It is unclear whether the Treaty could be implicated in any such review or whether any measures that may be adopted could affect our ability to qualify for Treaty benefits or reduce or eliminate those benefits. We cannot know at this time whether or when the United States will adopt any such protective measures, or whether or how Ireland may change its interpretation or enforcement of the Treaty or other tax laws in response to any action taken by U.S. authorities. It is possible that any changes in U.S. or non-U.S. tax law could adversely affect our eligibility for benefits under the Treaty.

If our subsidiaries are considered to be engaged in a U.S. trade or business, we could be liable for significant U.S. taxation.
In general, if a foreign corporation, such as Royalty Pharma plc, is considered to be engaged in a U.S. trade or business, such corporation’s share of any income that is effectively connected with such U.S. trade or business will be subject to regular U.S. federal income taxation (currently imposed at a maximum rate of 21%) on a net basis and, potentially, an additional 30% U.S. “branch profits” tax on distributions attributable to income that is effectively connected with such U.S. trade or business. In addition, it is possible that such corporation could be subject to taxation on a net basis by state or local jurisdictions within the United States. With limited exceptions, we intend to conduct our activities, through our subsidiaries, such that no income realized by us will be effectively connected with the conduct of a U.S. trade or business or otherwise subject to regular U.S. federal income taxation on a net basis. If we are able to conduct our activities in this way, income or gains realized by us will not be subject to U.S. net federal income taxation. However, no assurance can be provided in this regard. The proper characterization of our income and gains for U.S. tax purposes is not certain, and it is possible that all or a portion of our income and gains could be characterized as income that is “effectively connected” with the conduct of a U.S. trade or business. If our income and gains were characterized as effectively connected with a U.S. trade or business, we would be subject to significant U.S. taxes plus interest and possible penalties, and our financial position, cash flows and profitability could be materially and adversely affected.
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
Since 2020, we have been classified as a PFIC for U.S. federal income tax purposes, and we expect to be classified as a PFIC for U.S. federal income tax purposes for the year ended December 31, 2025. Being classified as a PFIC could subject U.S. holders of our Class A ordinary shares to adverse U.S. federal income tax consequences. While we are classified as a PFIC, distributions that we pay to individual and other non-corporate U.S. holders will not be eligible for taxation at reduced rates, which could potentially adversely affect the value of our Class A ordinary shares.
Since 2020, we have been classified as a PFIC for U.S. federal income tax purposes, and we expect to be classified as a PFIC for U.S. federal income tax purposes for the year ended December 31, 2025. Whether we are classified as a PFIC is generally only relevant for taxable U.S. holders of our Class A ordinary shares. Our PFIC classification is unrelated to our corporate tax status.

So long as we are classified as a PFIC, we intend to furnish annually to U.S. holders a “PFIC Annual Information Statement” with the information required to allow shareholders to make a qualified electing fund (“QEF”) election for United States federal income tax purposes on our website. So long as we are classified as a PFIC, U.S. holders who do not make a QEF election with respect to us or a mark-to-market election with respect to our Class A ordinary shares will be subject to potentially material adverse tax consequences, including (i) the treatment of any gain on disposition of our Class A ordinary shares as ordinary income and (ii) the application of a deferred interest charge on such gain and the receipt of certain distributions on our Class A ordinary shares. In addition, regardless of whether a QEF or mark-to-market election is made with respect to us, U.S. holders will be required to file an annual report on IRS Form 8621 containing such information with respect to its interest in a PFIC as the IRS may require. Failure to file IRS Form 8621 for each applicable taxable year may result in substantial penalties and result in audit by the IRS. Further, if we are classified as a PFIC for any taxable year during which a U.S. holder owns our Class A ordinary shares, we generally would continue to be treated as a PFIC with respect to that U.S. holder for all succeeding years during which such person holds our Class A ordinary shares, even if we ceased to meet the threshold requirements for PFIC status, unless the U.S. holder makes a special “purging” election on IRS Form 8621. The effect of these adverse tax consequences could adversely affect our U.S. shareholders and make investment in our Class A ordinary shares less attractive to U.S. investors.
So long as we are classified as a PFIC, distributions made to non-corporate U.S. holders will not be eligible for taxation at reduced tax rates generally applicable to dividends paid by certain U.S. corporations and “qualified foreign corporations.” So long as we are classified as a PFIC, the more favorable rates applicable to qualifying corporate dividends could cause individuals to perceive investment in our Class A ordinary shares to be less attractive than investment in the shares of other corporations, and this perception could adversely affect the value of our Class A ordinary shares.
Whether we are a PFIC is a complex legal and factual question. We regularly review whether we expect to be classified as a PFIC in the current year or are likely to be classified as a PFIC in a future year. We may reach the conclusion in future years that we should not be classified as a PFIC.
General Risk Factors
Cybersecurity vulnerabilities, failures in information systems or risks associated with the use of artificial intelligence could result in information theft, data corruption and significant disruption of our business operations.
Cybersecurity vulnerabilities, threats and incidents, including increasingly sophisticated and targeted cyber-related attacks (such as ransomware and phishing attacks), as well as cybersecurity failures resulting from human error, catastrophic events (such as fires, floods, hurricanes and tornadoes), and technological errors, pose a risk to our systems and data. An attack could result in security breaches, theft, lost or corrupted data, misappropriation of sensitive, confidential or personal data or information, loss of trade secrets and commercially valuable information, operating downtimes and operational disruptions. We attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, but we have been subject to cybersecurity vulnerabilities in the past and expect to be subject to them in the future. There can be no assurance that we will be successful in preventing cybersecurity vulnerabilities or mitigating their effects. Any cyber-related attack or failure or loss of data could adversely affect our business. In addition, we may suffer reputational harm or face litigation as a result of cyber-related attacks or other data security breaches and may incur significant additional expense to implement further data protection measures.
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
The outbreak of infectious or contagious diseases could severely impact global economic activity and cause significant volatility and negative pressure in financial markets. Such events could lead to quarantines, business and school closures, travel restrictions and other governmental action, as well as broader economic slowdowns or recessions. A health outbreak or another pandemic could adversely affect us due to, among other factors:
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
• the potential negative impact on the health, availability or productivity of our employees, especially if a significant number of them are impacted;
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
We may become involved in a wide variety of legal claims and proceedings, which could require significant time and expense to investigate, defend and resolve and could divert management’s attention from our business. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending against such claims or proceedings or in obtaining favorable outcomes in claims that we may bring. Our assessment of the likelihood and estimated magnitude of any potential gains or losses associated with legal claims or proceedings, including any reserves established in connection therewith, is subject to significant judgment and may prove to be incorrect.
Beginning in the second quarter of 2025, we did not receive from Vertex the full amount of royalty receipts on Alyftrek net sales to which we believe that we are contractually entitled. Accordingly, we commenced the dispute resolution procedures contemplated by the agreements relating to our royalties on Vertex’s cystic fibrosis products. Any amounts receivable by us, if any, in connection with this dispute will be recognized only upon the resolution of the matter in our favor.
The resolution of, or increase in the reserves taken in connection with, one or more of these matters could adversely affect our business, financial condition or results of operations. In addition, adverse publicity or market reaction arising from legal claims or proceedings could harm our reputation, relationships with counterparties or ability to pursue future business opportunities.
Corporate responsibility matters and any related reporting obligations may impact our business.
U.S. and international regulators, investors and other stakeholders are increasingly focused on corporate responsibility matters, including human capital management, human rights, sustainability and climate-related matters. The legal and regulatory landscape governing these topics includes multiple, potentially overlapping reporting regimes and standards, which may require us to expand our data collection, controls, governance, disclosure processes and external reporting. These developments could increase our compliance costs, require significant management time and attention and expose us to enhanced regulatory, litigation and enforcement risk. In addition, we have announced several corporate responsibility initiatives and goals and there is no assurance that we will achieve any of these goals or that our initiatives will achieve their intended outcomes. Perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation. Any harm to our reputation resulting from our focus on corporate responsibility matters and goals or our failure or perceived failure to meet such goals could impact employee retention, the willingness of our partners to do business with us, or investors’ willingness to purchase or hold our ordinary shares, any of which could adversely affect our business, financial condition and results of operations. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors, including third-party collaboration or the availability of economically feasible solutions.

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

Cybersecurity threats are assessed as part of our enterprise risk management assessments. Our cybersecurity strategy includes procedures for identifying material cybersecurity risks, and prioritizing appropriate risk mitigations. Our cybersecurity strategy also includes developing and implementing policies, procedures, and controls, escalating issues as necessary that present a material risk, and ensuring that all employees have sufficient cybersecurity training. We have engaged consultants and other third parties in connection with our enterprise risk management assessments, including with respect to cybersecurity.

We conduct regular testing to identify vulnerabilities before they can be exploited by attackers. We examine and validate our program with third parties, measuring it against industry standards and established frameworks to help identify areas for focus, improvement and compliance. We have comprehensive incident response plans to ensure that any non-routine events are properly escalated and addressed. These plans are validated through cyber incident exercises to consider the types of decisions that would need to be made in the event of a cyber incident. We have engaged in scenario planning exercises around cyber incidents with cybersecurity consultants in this process.

Our security awareness program utilizes simulations of attacks coupled with employee training in order to reduce risks to our systems if they are the target of phishing or social engineering. We assess third party vendors who have access to our data or systems to measure their adherence to relevant industry practices and standards, including due diligence and monitoring compliance with security assessments.

In 2025, 2024 and 2023, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurance that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors—Cybersecurity vulnerabilities, failures in information systems or risks associated with the use of artificial intelligence could result in information theft, data corruption and significant disruption of our business operations.”

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

Item 2.        PROPERTIES

Our executive offices are located at 110 East 59th Street, New York, NY 10022. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

PART II.

Item 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A ordinary shares are traded under the symbol “RPRX” on the Nasdaq Global Select Market. Our Class B ordinary shares are not listed on any stock exchange nor traded on any public market. As of February 6, 2026, there were 2 shareholders of record of our Class A ordinary shares and 5 shareholders of record of our Class B ordinary shares. The number of record holders does not include persons who held our Class A ordinary shares in nominee or “street name” accounts through brokers or other institutions on behalf of shareholders.

Use of Proceeds

None.

Dividends

In 2025, we declared and paid four quarterly cash dividends of $0.22 per Class A ordinary share for an aggregate amount of $378.3 million to holders of our Class A ordinary shares. Future dividends are subject to declaration by the board of directors. To the extent approved and payable, we intend to pay dividends on or about March 10, June 10, September 10 and December 10 to holders of record on or about the twentieth day of each such prior month.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Stock Performance Graph

The graph below compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, on our Class A ordinary shares, the Standard & Poor’s 500 Index (“S&P 500”) and the Nasdaq Composite Index (“Nasdaq Composite”). The graph assumes an initial investment of $100 in our Class A ordinary shares at the market close on December 31, 2020, which was our initial trading day and its relative performance is tracked through December 31, 2025. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A ordinary shares.

The above performance graph shall not be deemed soliciting material or to be filed with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the fourth quarter of 2025 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2025 - October 31, 2025	1,784	$36.59	1,784	$1,793,008
November 1, 2025 - November 30, 2025	260	38.66	260	1,782,965
December 1, 2025 - December 31, 2025	—	—	—	1,782,965
Total	2,044	36.85	2,044
(1)On January 10, 2025, our board of directors authorized a new share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. This new share repurchase program replaces the unused capacity under the previous share repurchase program that was announced on March 27, 2023. The new share repurchase program has been approved by our board of directors through June 2027 and shareholders have approved the terms of our share repurchase contracts and counterparties thereto through May 2030. The share repurchase program does not obligate us to acquire a minimum amount of our Class A ordinary shares. Under the share repurchase program, Class A ordinary shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The maximum dollar value of shares that may yet be purchased under the program represents the remaining amount available under the new share repurchase program.

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

Royalty Pharma plc is a public limited company incorporated under the laws of England and Wales. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. Our principal asset is a controlling equity interest in Royalty Pharma Holdings Ltd (“RP Holdings”), a private limited company incorporated under the laws of England and Wales. We conduct our business through RP Holdings and its subsidiaries.

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta and Alyftrek, GSK’s Trelegy, Biogen’s Tysabri and Spinraza, Roche’s Evrysdi, Astellas and Pfizer’s Xtandi, Johnson & Johnson’s Tremfya, AbbVie and Johnson & Johnson’s Imbruvica, Servier’s Voranigo, Gilead’s Trodelvy, Amgen’s Imdelltra and Alnylam’s Amvuttra, among others, and 20 development-stage product candidates.

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

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate our initial public offering (“IPO”). Prior to the Exchange Offer, Royalty Pharma Investments was owned by various partnerships (the “Legacy Investors Partnerships”). Through the Exchange Offer, investors which represented 82% of the aggregate limited partnership in the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP and RPI International Holdings 2019, LP, which are part of the Continuing Investors Partnerships. Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Royalty Pharma Investments which entitled us to 82% of the economics of its wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). In December 2023, we acquired the remaining 34% interest in RPCT owned by Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”).

Prior to Internalization, we were externally managed by RP Management, LLC, a Delaware limited liability company (the “Legacy Manager” or “RPM”), pursuant to advisory and management agreements (collectively, the “Legacy Management Agreement”).

On January 10, 2025, we entered into an agreement (as amended, the “Purchase Agreement”) with RPM, Royalty Pharma Manager, LLC, a Delaware limited liability company (“RP Manager”) and the sellers named therein (the “Sellers”). Pursuant to the Purchase Agreement, RPM contributed substantially all of its assets and liabilities to RP Manager and we agreed to acquire all of the equity interests of RP Manager from the Sellers (the “Internalization”). The Sellers included our founder, chief executive officer and chairman, Pablo Legorreta, RPM I, LLC and RP MIP Holdings, LLC (“RP MIP Holdings”). The equity interest holders of RP MIP Holdings include our named executive officers and certain employees of the Legacy Manager, who became employees of Royalty Pharma, LLC, a wholly-owned subsidiary of RP Holdings, in connection with the Internalization. We completed the acquisition of RP Manager on May 16, 2025.

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

Equity Performance Awards (“EPAs”) represent 20% of the Net Economic Profit (as defined below) generated from investments made during each two-year investment period (each, a “Portfolio”). Net Economic Profit is defined as the aggregate cash receipts for all new portfolio investments in a Portfolio less Total Expenses, which is defined as interest expense, operating expense and recovery of acquisition cost related to that Portfolio. Distributions of EPAs occur only upon the satisfaction of specified performance and return thresholds. EPAs are generally settled in RP Holdings’ Class B Interests, which are immediately exchanged upon issuance for Class A ordinary shares. A portion of the EPAs may be paid in cash as a tax advance to cover income tax obligations incurred by the beneficial owners of the RP Holdings Class C Special Interest.

Mr. Legorreta granted ownership units in the entities that hold the RP Holdings Class C Special Interest to certain employees of RPM, who became employees of Royalty Pharma, LLC, a wholly-owned subsidiary of RP Holdings, in connection with the Internalization. These grants allow such employees to participate on a pro rata basis in the economic returns of the EPAs for a specific Portfolio (the “Employee EPAs”). Prior to the Internalization, Founder’s Equity, which included the Employee EPAs, was accounted for as an equity transaction and recorded as non-controlling interest. Following the Internalization, Founder’s Equity, which no longer includes Employee EPAs, continues to be accounted as non-controlling interest.

4. The Sellers’ indirect ownership in RP Holdings through their indirect ownership of RP Holdings’ Class E ordinary shares (the “RP Holdings Class E Interests”). In connection with the Internalization, we issued 24.5 million RP Holdings Class E Interests, subject to vesting conditions, to the Sellers (the “Holders of RP Holdings Class E Interests”) as part of the transaction considerations. Upon vesting, the RP Holdings Class E Interests become exchangeable on a one-for-one basis for Class A ordinary shares, and upon such exchange, the value of this non-controlling interest decreases.

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

The royalty payors that accounted for greater than 10% of our total income and other revenues are shown in the table below:

		Year ended December 31,
Royalty Payor	Royalty	2025	2024
Vertex	Cystic fibrosis franchise	35%	36%
Roche	Evrysdi, Mircera	*	10%
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

Provision for credit losses on unfunded commitments

The provision for credit losses on unfunded commitments, a non-cash item, represents the current expected credit losses on the unfunded portions of our funding arrangements with Revolution Medicines. Because we have limited protective rights with respect to each unfunded portion once the committed funding is provided, we are required to recognize an allowance for current expected credit losses based on our estimate of probability of future funding. We estimate this allowance using the probability of default and loss given default method. We are required to reassess our estimate of current expected credit losses as of each reporting date, and any subsequent change to such allowance, which can be income or expense, is reflected within Provision for credit losses on unfunded commitments in the consolidated statements of operations.

R&D funding expense

R&D funding expense consists of certain development-stage funding payments that we have made to counterparties to acquire royalties or milestones on product candidates. The payments can be made on an upfront basis, upon pre-approval milestones or over time as the related product candidates undergo clinical trials.

General and administrative expenses

Prior to the Internalization, the most significant component of general and administrative (“G&A”) expenses was the Management Fees (as defined below). Under the Legacy Management Agreement, we paid a quarterly operating and personnel payment to RPM or its affiliates equal to 6.5% of the cash receipts from Royalty Investments (as defined in the Legacy Management Agreement) and 0.25% of the value of our security investments under GAAP as of the end of such quarter (“Management Fees”).

Following the Internalization, we no longer pay Management Fees; instead, employee compensation expenses represent the most significant component of G&A expenses. Employee compensation includes cash-based and share-based expenses. Share-based compensation expenses arising from the Internalization primarily include the following:

1.Approximately 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million, which are expensed over vesting periods on a straight-line basis of generally five to nine years. As of December 31, 2025, we had $646.5 million of unrecognized compensation expense related to 19.5 million RP Holdings Class E Interests that is expected to vest over a weighted average period of 5.5 years.

2.The vesting of the Employee EPAs over their remaining service periods and the subsequent change in their fair value. The fair value of the Employee EPAs is driven by the performance of the investments within the Portfolio and will fluctuate based on the timing and amount of investments made during the investment period as well as the actual and expected returns on the investments.

Additionally, as each new Portfolio commences after the Internalization, any related Employee EPAs will also be recognized as share-based compensation expense over the required service periods of generally four years and included within General and administrative expenses in the consolidated statement of operations. Lastly, G&A expenses include rent, legal fees and other expenses for professional services.

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

Other income, net

Other income, net primarily includes the changes in fair value of our equity securities and available for sale debt securities, including related forwards and funding commitments, and interest income.

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

The net income attributable to the continuing non-controlling interests related to the Continuing Investors Partnerships and the Holders of RP Holdings Class E Interests is expected to decline over time if the investors who indirectly own the RP Holdings Class B Interests and the Holders of RP Holdings Class E Interests, respectively, conduct exchanges for our Class A ordinary shares.

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

Results of Operations

In this section, we discuss the results of our operations for 2025 compared to 2024. For a discussion of 2024 compared to 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The comparison of our historical results of operations is as follows (in thousands):

	Years Ended December 31,		Change
	2025	2024	$	%
Income and other revenues
Income from financial royalty assets	$2,261,152	$2,149,422	111,730	5.2
Other royalty income and revenues	117,041	114,154	2,887	2.5
Total income and other revenues	2,378,193	2,263,576	114,617	5.1
Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(295,838)	732,461	(1,028,299)	*
Provision for credit losses on unfunded commitments	89,032	—	89,032	n/a
Research and development funding expense	452,000	2,000	450,000	*
General and administrative expenses	573,481	236,671	336,810	142.3
Total operating expense, net	818,675	971,132	(152,457)	(15.7)
Operating income	1,559,518	1,292,444	267,074	20.7
Other (income)/expense
Equity in earnings of equity method investees	(29,089)	(29,611)	522	(1.8)
Interest expense	307,664	225,512	82,152	36.4
Other income, net	(43,249)	(234,270)	191,021	(81.5)
Total other expense/(income), net	235,326	(38,369)	273,695	*
Consolidated net income	1,324,192	1,330,813	(6,621)	(0.5)
Net income attributable to non-controlling interests	553,245	471,830	81,415	17.3
Net income attributable to Royalty Pharma plc	$770,947	$858,983	(88,036)	(10.2)
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products is as follows, in order of contribution to income in 2025 (in thousands):

	Years Ended December 31,		Change
	2025	2024	$	%
Cystic fibrosis franchise	$828,181	$826,205	1,976	0.2
Evrysdi	206,972	224,429	(17,457)	(7.8)
Voranigo	154,420	46,153	108,267	*
Trelegy	154,100	146,920	7,180	4.9
Tremfya	152,936	147,141	5,795	3.9
Tysabri	116,876	124,815	(7,939)	(6.4)
Other products	647,667	633,759	13,908	2.2
Total income from financial royalty assets	$2,261,152	$2,149,422	111,730	5.2
*Percentage change is not meaningful.

Income from financial royalty assets increased by $111.7 million, or 5.2%, in 2025 as compared to 2024, primarily due to the addition of Voranigo which we acquired in August of 2024 upon FDA approval, partially offset by lower income from Evrysdi due to a decline in sell-side equity research analysts’ consensus sales forecasts.

Other royalty income and revenues

Other royalty income and revenues were relatively flat in 2025 as compared to 2024.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each year’s provision income or expense (in thousands) is as follows:

Royalty	2025	Royalty	2024
Cystic fibrosis franchise	$(259,353)	Evrysdi	$378,565
Tremfya	(77,895)	Cystic fibrosis franchise	256,814
Xtandi	(64,368)	Crysvita	164,265
Promacta	54,772	IDHIFA	(75,059)
Evrysdi	115,558	Tysabri	(158,433)
Other	(38,389)	Other	65,894
Total provision, exclusive of provision for credit losses	(269,675)	Total provision, exclusive of provision for credit losses	632,046
Provision for current expected credit losses	(26,163)	Provision for current expected credit losses	100,415
Total provision	$(295,838)	Total provision	$732,461

In 2025, we recorded provision income of $295.8 million, comprised of $269.7 million in provision income for changes in expected cash flows and $26.2 million in provision income for current expected credit losses. We recorded provision income for changes in expected cash flows primarily related to the cystic fibrosis franchise, Tremfya, and Xtandi due to increases in sell-side equity research analysts’ consensus sales forecasts, partially offset by provision expense related to Evrysdi due to declines in sell-side equity research analysts’ consensus sales forecasts. The provision income for credit losses was primarily related to Niktimvo as a result of changes in sell-side equity research analysts’ consensus sales forecasts, partially offset by the addition of Imdelltra to our portfolio.

In 2024, we recorded provision expense of $732.5 million, comprised of $632.0 million in provision expense for changes in expected cash flows and $100.4 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Evrysdi due to declines in sell-side equity research analysts’ consensus sales forecasts. We recorded provision expense for changes in expected cash flows related to the cystic fibrosis franchise, primarily due to the inclusion of consensus estimates in 2024 for Vertex’s Alyftrek and the conservative assumption that royalties will only be collected on the tezacaftor component of Alyftrek and not on the deuterated ivacaftor component. Although we believe that the deuterated ivacaftor component of Alyftrek is the same as ivacaftor and is therefore royalty-bearing, Vertex has made public statements that it believes the deuterated ivacaftor component is not royalty-bearing. If deuterated ivacaftor is determined to be royalty-bearing, we may recognize provision income in our results of operations at that time or recognize higher interest income prospectively. Additionally, we recorded provision expense for Crysvita due to declines in sales forecasts. The provision expense for changes in expected cash flows was partially offset by provision income for changes in expected cash flows related to Tysabri due increases in sales forecasts. The provision expense for credit losses was primarily driven by the addition of Niktimvo to our portfolio.

Provision for credit losses on unfunded commitments

Provision for credit losses on unfunded commitments was $89.0 million in 2025, related to our funding arrangement with Revolution Medicines, which was entered into in June 2025.

R&D funding expense

R&D funding expense increased by $450.0 million in 2025 as compared to 2024 due to R&D funding arrangements entered into in 2025 related to daraxonrasib and litifilimab of $250.0 million and $200.0 million, respectively.

G&A expenses

G&A expenses increased by $336.8 million, or 142.3%, in 2025 as compared to 2024, primarily driven by additional share-based compensation expenses of $287.1 million recognized following the Internalization and acquisition-related costs of $28.9 million incurred for the Internalization. The increase in G&A expenses was also partially attributable to higher Management Fees of $33.0 million pre-Internalization as a result of the January 2025 sale of the MorphoSys Development Funding Bonds.

Equity in earnings of equity method investees

Equity in earnings of equity method investees were relatively flat in 2025 as compared to 2024. In 2025, we recorded income allocations from the Legacy SLP Interest of $17.0 million and $12.1 million from the Avillion Entities, primarily driven by a gain related to the FDA approval of Airsupra’s supplemental new drug application which triggered a milestone payable from AstraZeneca to the Avillion Entities. In 2024, we recorded income allocations from the Legacy SLP Interest of $10.4 million and $19.2 million from the Avillion Entities, primarily driven by a gain related to the positive result of Airsupra’s Phase III clinical trial which triggered a milestone payment from AstraZeneca to the Avillion Entities.

Interest expense

Interest expense increased by $82.2 million, or 36.4% in 2025 as compared to 2024, primarily driven by the issuance of the $1.5 billion and $2.0 billion of senior unsecured notes in June 2024 and September 2025, respectively, and the $380 million term loan that we assumed as part of the Internalization. The weighted average coupon rate on our senior unsecured notes outstanding as of December 31, 2025 and 2024 was 3.75% and 3.06%, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of our debt financing arrangements.

Other income, net

Other income, net of $43.2 million in 2025 was primarily comprised of $45.9 million of gains on available for sale debt securities and $33.6 million of interest income earned on cash and cash equivalents, partially offset by $21.9 million of losses on equity securities. The gains on available for sale debt securities were primarily driven by the changes in fair value of the Cytokinetics Funding Arrangements.

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

Net income attributable to non-controlling interests

Net income attributable to the Legacy Investors Partnerships increased by $37.6 million in 2025 as compared to 2024, primarily driven by higher net income attributable to Old RPI. The higher net income is a result of provision income recognized in 2025 as compared to provision expense recognized in 2024.

Net income attributable to the Continuing Investors Partnerships decreased by $45.6 million in 2025 as compared to 2024, primarily driven by lower net income attributable to RP Holdings as a result of higher R&D expense and share-based compensation expense recognized in 2025, which was partially offset by provision income. Conversely, in 2024, we recognized provision expense and minimal R&D expense and share-based compensation expense.

Net income attributable to Founder’s Equity was $60.2 million in 2025. We began recognizing EPAs in the first quarter of 2025 as certain conditions were met during the period. Total EPAs earned in 2025 was $81.2 million, attributable to Founder’s Equity and Employee EPAs, with settlement consisting of a combination of Class A ordinary shares and cash distributions provided as tax advances.

Net income attributable to RP Holdings Class E Interests was $29.2 million in 2025. The RP Holdings Class E Interests were issued in connection with the Internalization.

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

Our portfolio consists of royalties on more than 35 marketed therapies and 20 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare disease, oncology, neuroscience, infectious disease, hematology and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including Royalty Receipts by product and milestones and other contractual receipts, in order of contribution to total Royalty Receipts in 2025 (in thousands):

			Years Ended December 31,		Change
Products	Marketer(s)	Therapeutic Area	2025	2024	$	%
Cystic fibrosis franchise(1)	Vertex	Rare disease	$916,869	$856,792	60,077	7.0
Trelegy	GSK	Respiratory	332,451	283,747	48,704	17.2
Tysabri	Biogen	Neuroscience	249,619	261,671	(12,052)	(4.6)
Evrysdi	Roche	Rare disease	201,584	173,508	28,076	16.2
Xtandi	Pfizer, Astellas	Oncology	196,917	168,667	28,250	16.7
Tremfya	Johnson & Johnson	Immunology	178,398	139,561	38,837	27.8
Imbruvica	AbbVie, Johnson & Johnson	Oncology	170,357	191,014	(20,657)	(10.8)
Promacta	Novartis	Hematology	141,780	158,419	(16,639)	(10.5)
Voranigo	Servier	Oncology	118,206	4,928	113,278	*
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Oncology	84,551	72,647	11,904	16.4
Spinraza	Biogen	Rare disease	52,452	44,981	7,471	16.6
Trodelvy	Gilead	Oncology	46,605	43,094	3,511	8.1
Erleada	Johnson & Johnson	Oncology	46,150	38,997	7,153	18.3
Imdelltra	Amgen	Oncology	9,625	—	9,625	n/a
Other products(2)			381,265	332,593	48,672	14.6
Royalty Receipts			$3,126,829	$2,770,619	356,210	12.9
Milestones and Other Contractual Receipts			127,532	30,827	96,705	313.7
Portfolio Receipts(3)			$3,254,361	$2,801,446	452,915	16.2
*Percentage change is not meaningful.
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which was approved by the FDA in December 2024.
(2)Other products primarily include Royalty Receipts on the following products: Crysvita, Emgality, Entyvio, Farxiga/Onglyza, IDHIFA, Nesina, Nurtec ODT, Orladeyo, Prevymis, Soliqua and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees on the consolidated statements of cash flows.
(3)Portfolio Receipts for 2025 does not include the $511 million of proceeds from our sale of the MorphoSys Development Funding Bonds because it was treated as an asset sale.

Analysis of Portfolio Receipts

The key drivers of Portfolio Receipts are discussed below:

•Cystic fibrosis franchise – Royalty Receipts from the cystic fibrosis franchise, including Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which is marketed by Vertex for the treatment of cystic fibrosis, increased by $60.1 million in 2025 as compared to 2024. The increase was primarily due to strong cystic fibrosis patient demand globally and higher net realized pricing in the United States, while Ex-U.S. saw strong performance across multiple markets, partially offset by a revenue decline in Russia.

•Trelegy – Royalty Receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $48.7 million in 2025 as compared to 2024, primarily driven by continued growth across all regions, reflecting patient demand, single inhaler triple therapy class growth, and increased market share.

•Tysabri – Royalty Receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $12.1 million in 2025 as compared to 2024, due to increased competition in rest of world, partially offset by a favorable U.S. rebate estimate change and inventory dynamics.

•Evrysdi – Royalty Receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $28.1 million in 2025 as compared to 2024, attributable to strong growth globally, partially offset by tender-related buying patterns in international sales.

•Xtandi – Royalty Receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $28.3 million in 2025 as compared to 2024, attributable to sales growth across all regions, particularly in the United States.

•Tremfya – Royalty Receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis, active psoriatic arthritis and inflammatory bowel disease, increased by $38.8 million in 2025 as compared to 2024, driven by share gains and market growth, including strong uptake across recently launched inflammatory bowel disease indications, partially offset by the impact of Medicare Part D redesign.

•Imbruvica – Royalty Receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $20.7 million in 2025 as compared to 2024, reflecting competitive pressures and the impact of Medicare Part D redesign.

•Promacta – Royalty Receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura (“ITP”) and aplastic anemia, decreased by $16.6 million in 2025 as compared to 2024, due to discontinued promotion in most markets and the U.S. launch of generic competition in May 2025.

•Voranigo – Royalty Receipts from Voranigo, which is marketed by Servier for the treatment of low-grade glioma, increased by $113.3 million in 2025 as compared to 2024, primarily driven by its strong launch in the United States. We acquired the Voranigo royalty in the third quarter of 2024 shortly after it was approved and began recording Royalty Receipts in the fourth quarter of 2024.

•Cabometyx/Cometriq – Royalty Receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, primarily for the treatment of advanced renal cell carcinoma and hepatocellular carcinoma, increased by $11.9 million in 2025 as compared to 2024, primarily driven by continued demand growth from uptake in combination with Opdivo in first-line renal cell carcinoma and previously treated advanced neuroendocrine tumors (“NET”).

•Spinraza – Royalty Receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, increased by $7.5 million in 2025 as compared to 2024. Royalties in the first quarter of 2024 were lower due to the $1.5 billion cap, benefiting royalty receipts growth in 2025.

•Trodelvy – Royalty Receipts from Trodelvy, which is marketed by Gilead for the treatment of metastatic triple-negative breast cancer and pre-treated hormone receptor (“HR”)-positive, human epidermal growth factor receptor 2 (“HER2”)-negative metastatic breast cancer, increased by $3.5 million in 2025 as compared to 2024, primarily driven by strong demand.

•Erleada – Royalty Receipts from Erleada, which is marketed by Johnson & Johnson for the treatment of prostate cancer, increased by $7.2 million in 2025 as compared to 2024, driven by market growth and continued share gains, partially offset by the impact of Medicare Part D redesign.

•Imdelltra – Royalty Receipts from Imdelltra, which is marketed by Amgen for the treatment of extensive-stage small cell lung cancer were $9.6 million in 2025, primarily driven by its strong global launch as it establishes a new standard of care in second-line extensive stage small cell lung cancer (“ES-SCLC”). We acquired the Imdelltra royalty in the third quarter of 2025 and began receiving Royalty Receipts in the fourth quarter of 2025.

•Other products – Royalty Receipts from other products increased by $48.7 million in 2025 as compared to 2024, driven by recently launched products including Niktimvo, Skytrofa and Rytelo, as well as the timing of Soliqua royalty payments, partially offset by the expiration of royalties on Entyvio and a one-time true-up of royalties on the DPP-IVs received in the prior year period.

•Milestones and other contractual receipts increased by $96.7 million in 2025 as compared to 2024, primarily attributable to a one-time distribution related to the Legacy SLP Interest and a milestone payment in the amount of $27.4 million related to Airsupra.

Key Developments Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Cystic fibrosis franchise. In July 2025, Vertex announced that the European Commission (“EC”) approved Alyftrek for people with cystic fibrosis ages 6 years and older who have at least one non-class I mutation in the cystic fibrosis transmembrane conductance regulator gene.

In April 2025, Vertex announced EC approval for the label expansion of Kaftrio in combination with ivacaftor for cystic fibrosis patients ages 2 years and older who have at least one non-class I mutation in the cystic fibrosis transmembrane conductance regulator (“CFTR”) gene.

•Tysabri. In November 2025, Sandoz announced the U.S. launch of Tyruko, the first and only FDA-approved biosimilar to Biogen’s Tysabri.

•Xtandi. In July 2025, Pfizer and Astellas Pharma announced topline results from the overall survival (“OS”) analysis from the Phase 3 EMBARK study evaluating Xtandi in men with non-metastatic hormone-sensitive prostate cancer. For patients treated with Xtandi plus leuprolide versus placebo plus leuprolide, EMBARK met the key secondary endpoint with a statistically significant and clinically meaningful improvement in OS. Results also showed a favorable trend towards improved OS for patients treated with Xtandi monotherapy versus placebo plus leuprolide, however the difference did not reach statistical significance.

•Tremfya. In May 2025, Johnson & Johnson announced that the EC approved Tremfya for the treatment of adult patients with moderately to severely active Crohn’s disease.

In April 2025, Johnson & Johnson announced that the EC approved Tremfya for the treatment of adult patients with moderately to severely active ulcerative colitis.

In April 2025, Johnson & Johnson announced that the Phase 3b APEX study achieved both its primary endpoint of reducing signs and symptoms and its major secondary endpoint of reducing progression of structural damage in adults living with active psoriatic arthritis, compared to placebo.

In March 2025, Johnson & Johnson announced that the FDA approved Tremfya in Crohn’s disease, which is now the first and only IL-23 offering both subcutaneous and intravenous induction options for the treatment of adults with moderately to severely active Crohn’s disease.

•Promacta. In May 2025, Camber Pharmaceuticals announced the U.S. launch of eltrombopag, the AB-rated generic for Promacta.

•Cabometyx. In July 2025, Ipsen announced that the EC approved Cabometyx for patients with previously treated advanced neuroendocrine tumors.

In March 2025, Exelixis announced that the FDA approved Cabometyx for patients with previously treated advanced neuroendocrine tumors.

•Spinraza. In January 2026, Biogen announced that the EC granted marketing authorization for a high dose regimen of Spinraza for spinal muscular atrophy.

•Trodelvy. In November 2025, Gilead announced the Phase 3 ASCENT-07 study investigating Trodelvy as a first-line (“1L”) treatment for HR+/HER2-negative metastatic breast cancer patients did not meet the primary endpoint of progression-free survival. Overall survival is a key secondary endpoint and was not mature at the time of the primary analysis.

In October 2025, Gilead announced that based on the positive Phase 3 updates from ASCENT-03 and ASCENT-04, it has submitted two supplemental biologics license applications for Trodelvy in 1L metastatic triple-negative breast cancer (“mTNBC”) and expects regulatory decisions in 2026.

In May 2025, Gilead Sciences announced positive topline results from the Phase 3 ASCENT-03 study. The study met its primary endpoint, demonstrating a highly statistically significant and clinically meaningful improvement in progression-free survival (“PFS”) compared to chemotherapy in patients with 1L mTNBC who are ineligible to receive immunotherapy. Overall survival, a key secondary endpoint, was not mature at the time of PFS primary analysis. Gilead will continue to monitor OS outcomes.

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

•Airsupra. In September 2025, AstraZeneca announced that the FDA approved a supplemental NDA for Airsupra to reflect the statistically significant severe exacerbation risk reduction in patients with mild asthma compared to albuterol based on the BATURA study results.

•Cobenfy. In December 2025, Bristol Myers Squibb announced that it will enroll additional patients in the Phase 3 ADEPT-2 study of Cobenfy in psychosis associated with Alzheimer’s disease. Following consultation with the FDA and a review by the independent Data Monitoring Committee, the study will continue as planned, with results expected by the end of 2026.

In April 2025, Bristol Myers Squibb announced that topline results from the Phase 3 ARISE trial evaluating Cobenfy as an adjunctive treatment to atypical antipsychotics in adults with schizophrenia did not reach the threshold for a statistically significant difference compared to placebo.

•Imdelltra. In November 2025, Amgen announced that the FDA granted full approval to Imdelltra for the treatment of adult patients with ES-SCLC with disease progression on or after platinum-based chemotherapy, converting Imdelltra’s prior accelerated approval into a full approval.

•Myqorzo. In December 2025, Cytokinetics announced the FDA approval of Myqorzo (formerly known as aficamten) for the treatment of adults with symptomatic obstructive hypertophic cardiomyopathy.

In May 2025, Cytokinetics announced positive topline results from MAPLE-HCM, a Phase 3 trial comparing aficamten to metoprolol in patients with symptomatic obstructive hypertrophic cardiomyopathy. The study met its primary endpoint, demonstrating a statistically significant improvement in peak oxygen uptake from baseline to Week 24 with a favorable safety profile.

•Skytrofa. In July 2025, Ascendis announced the FDA approved Skytrofa for the once-weekly treatment of adults with growth hormone deficiency.

Development-Stage Product Candidates

•Daraxonrasib. In October 2025, Revolution Medicines announced that the FDA granted a non-transferrable voucher for daraxonrasib under the Commissioner’s National Priority Voucher pilot program, which accelerates target review times to 1-2 months versus 6+ months.

In September 2025, Revolution Medicines announced positive Phase 1 results from its clinical trials evaluating daraxonrasib as a monotherapy and daraxonrasib in combination with chemotherapy in 1L metastatic pancreatic ductal adenocarcinoma (“PDAC”). Based upon these data, Revolution Medicines initiated a Phase 3 trial for daraxonrasib in 1L metastatic PDAC in the fourth quarter of 2025.

•Deucrictibant. In December 2025, Pharvaris announced positive topline data from the RAPIDe-3 pivotal Phase 3 study, which met its primary endpoint and all secondary efficacy endpoints with statistical significance. The data will serve as the basis for marketing authorization applications expected to be filed in first half of 2026.

•Ecopipam. In February 2025, Emalex announced positive Phase 3 results for ecopipam in patients with Tourette syndrome. The study showed statistical significance between ecopipam and placebo for both the primary efficacy endpoint in pediatrics and the secondary efficacy endpoint in pediatrics and adults.

•Litifilimab. In October 2025, Biogen announced that both litifilimab Phase 3 studies for systemic lupus erythematosus are fully enrolled with expected data readout for both studies accelerated to the second half of 2026.

•Obexelimab. In January 2026, Zenas BioPharma (“Zenas”) announced positive results from the Phase 3 INDIGO trial of obexelimab in Immunoglobulin G4-related disease (“IgG4-RD”), which met the primary endpoint demonstrating a clinically meaningful and highly statistically significant reduction in risk of IgG4-RD flare. Zenas anticipates submitting a Biologics License Application in Q2 2026 and a Marketing Authorization Application to the European Medicines Agency (“EMA”) in the second half of 2026.

In October 2025, Zenas announced positive results from the Phase 2 trial of obexelimab in relapsing multiple sclerosis, which demonstrated a highly statistically significant 95% relative reduction in new gadolinium (Gd)-enhancing T1 lesions over week 8 and week 12 compared with placebo. Zenas anticipates reporting 24-week data in the first quarter of 2026.

•Pelabresib. In January 2026, Novartis announced plans to submit a European Union regulatory filing for pelabresib in 2026, and that it would begin a new Phase 3 study in the United States, Canada and Japan.

•TEV-‘749. In December 2025, Teva Pharmaceuticals (“Teva”) submitted a NDA to the FDA for TEV-‘749 (“olanzapine LAI”) for the treatment of schizophrenia in adults.

In January 2025, Teva announced that olanzapine LAI achieved Phase 3 targeted injections without Post-injection Delirium/Sedation Syndrome (“PDSS”).

•Trontinemab. In September 2025, Roche announced that it initiated the Phase 3 program for trontinemab in early symptomatic Alzheimer’s disease. Additionally, Roche announced plans to initiate a Phase 3 study in preclinical Alzheimer’s disease, in people at high risk of cognitive decline.

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

In 2025, we invested $2.6 billion in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

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

	Average	2025	2024	2023	2022	2021
Announced Transactions
Upfront payments	$2,104,600	$1,965,000	$2,325,000	$2,109,000	$1,963,000	$2,161,000
Potential payments/milestones	1,445,200	2,735,000	493,000	1,850,000	1,443,000	705,000
Total announced transaction value	$3,549,800	$4,700,000	$2,818,000	$3,959,000	$3,406,000	$2,866,000

Capital Deployment
Approved/marketed royalties	$1,776,045	$1,733,720	$1,775,545	$1,875,232	$1,920,958	$1,574,769
Development-stage royalties(1)	720,986	862,102	985,364	316,689	507,399	933,374
Total Capital Deployment(2)	$2,497,031	$2,595,822	$2,760,909	$2,191,921	$2,428,357	$2,508,143
(1)Development-stage royalties include: direct R&D funding arrangements and funding arrangements executed through our joint venture partnership with the Avillion Entities, investments in development-stage product candidates and investments in debt securities primarily made in connection with acquisitions of royalties on development-stage products from the seller.
(2)Capital Deployment is calculated as the summation of the following line items from our GAAP consolidated statements of cash flows: Investments in equity method investees, Purchases of available for sale debt securities, Acquisitions of financial royalty assets, Acquisitions of other financial assets, Milestone payments, Development-stage funding payments less Contributions from legacy non-controlling interests - R&D.

Summary of Acquisition Activities

•In January 2026, we announced a funding agreement with Teva for TEV-’408 for up to $500 million. The agreement includes $75 million to co-fund a Phase 2b study for vitiligo targeted for 2026. Based on the future results from the Phase 2b study in vitiligo, we will have an option to provide an additional $425 million to co-fund the Phase 3 development program.

•In December 2025, we acquired the remaining royalties on Roche's Evrysdi for the treatment of spinal muscular atrophy from PTC Therapeutics for an upfront payment of $240 million and up to $60 million in sales-based milestones.

•In December 2025, we acquired a pre-existing royalty interest in Nuvalent's neladalkib and zidesamtinib from an undisclosed party for up to $315 million, including an upfront payment of $155 million. Neladalkib and zidesamtinib are next-generation tyrosine kinase inhibitors (“TKIs”). Neladalkib is in development for patients with anaplastic lymphoma kinase (“ALK”) mutation-positive non-small cell lung cancer (“NSCLC”) and zidesamtinib is in development for ROS proto-oncogene 1 (“ROS1”) mutation-positive NSCLC.

•In December 2025, we announced a transaction to acquire a royalty interest in Denali Therapeutics’ tividenofusp alfa for up to $275 million. Tividenofusp alfa is Denali’s lead investigational TransportVehicleTM-enabled enzyme replacement therapy for the treatment of mucopolysaccharidosis type II (“MPS II, or Hunter syndrome”). We will make a $200 million payment contingent on FDA accelerated approval and a $75 million payment on EMA approval if achieved by December 31, 2029.

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

•In August 2025, we acquired a royalty interest in Amgen’s Imdelltra from BeOne for an upfront payment of $885 million. BeOne had the option to sell to us additional royalties on Imdelltra for up to $65 million within twelve months from the acquisition date and in November 2025, BeOne elected to sell to us $26 million of those additional royalties. Imdelltra is approved for the treatment of extensive-stage small cell lung cancer.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For 2025 and 2024, we generated $2.5 billion and $2.8 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (as defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. We no longer pay Management Fees following the Internalization, which comprised the majority of our cash G&A expenses historically. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, employee personnel costs, rent expense and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of December 31, 2025 and 2024, the par value of all of our outstanding borrowings was $9.2 billion and $7.8 billion, respectively. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below) and up to $350.0 million of an uncommitted line of credit under our Uncommitted Credit Facility (as defined below). A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 12-Borrowings of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activities for 2025 as compared to 2024 (in thousands). For a discussion of cash flow activities for 2024 compared to 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

	Years Ended December 31,
	2025	2024	Change
Cash provided by/(used in):
Operating activities	$2,489,823	$2,768,986	$(279,163)
Investing activities	(1,614,180)	(2,678,115)	1,063,935
Financing activities	(1,185,973)	361,145	(1,547,118)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities decreased by $279.2 million in 2025 as compared to 2024, primarily due to $450.0 million of higher payments for development-stage funding agreements and $116.7 million of higher interest payments, partially offset by a $371.3 million increase in cash collections from financial royalty assets.

Investing Activities

Cash used in investing activities decreased by $1.1 billion in 2025 as compared to 2024, primarily driven by lower cash used for acquisitions of financial royalty assets of $808.0 million and $511 million in proceeds from the sale of the MorphoSys Development Funding Bonds.

Financing Activities

Cash used in financing activities in 2025 was $1.2 billion as compared to cash provided by financing activities of $361.1 million in 2024. In 2025, cash used in financing activities was primarily driven by the $1.2 billion repurchases of our Class A ordinary shares and the repayment of $1.0 billion debt, which was partially offset by the net proceeds from the issuance of $2.0 billion of senior unsecured notes. In 2024, cash provided by financing activities was primarily driven by the net proceeds from the issuance of $1.5 billion of senior unsecured notes, partially offset by the use of cash for dividends and distributions and repurchases of Class A ordinary shares.

Sources of Capital

As of December 31, 2025 and 2024, our cash and cash equivalents totaled $618.7 million and $929.0 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of December 31, 2025	As of December 31, 2024
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	$—	$1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 4.45% (issued at 98.909% of par)	9/2025	3/2031	600,000	—
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$900,000, 5.20% (issued at 97.989% of par)	9/2025	9/2035	900,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
$500,000, 5.95% (issued at 95.824% of par)	9/2025	9/2055	500,000	—
Term Loan	See below	7/2026	380,000	—
Total senior unsecured debt			9,180,000	7,800,000
Unamortized debt discount and issuance costs			(229,083)	(187,574)
Total debt carrying value			8,950,917	7,612,426
Less: Current portion of long-term debt			$(380,000)	$(997,773)
Total long-term debt			$8,570,917	$6,614,653

Senior Unsecured Notes

As of December 31, 2025, our total principal amount of senior unsecured notes outstanding was $8.8 billion (the “Notes”) with a weighted average coupon rate of 3.75%. The Notes require semi-annual interest payments. Indentures governing the Notes contain certain covenants with which we were in compliance as of December 31, 2025.

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

Uncommitted Credit Facility

In August 2025, we entered into an uncommitted line of credit agreement with Société Générale (the “Uncommitted Credit Facility”) which provides for an aggregate borrowing capacity of up to $350.0 million for general corporate purposes within a quarter. As of December 31, 2025, there were no outstanding borrowings under the Uncommitted Credit Facility.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024 and April 8, 2025, we entered into Amendments No. 4 and 5, respectively, to the Credit Agreement to make certain technical modifications. As of December 31, 2025, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

The Credit Agreement that governs the Revolving Credit Facility and the amended loan agreement that governs the Term Loan contain certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. We were in compliance with the financial covenants as of December 31, 2025.

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

The table below presents Adjusted EBITDA and Portfolio Cash Flow, each as calculated according to its respective definition in our Credit Agreement (in thousands):

	Years Ended December 31,
	2025	2024
Portfolio Receipts	$3,254,361	$2,801,446
Payments for operating and professional costs(1)	(288,138)	(236,225)
Adjusted EBITDA (non-GAAP)	$2,966,223	$2,565,221
Interest paid, net	(241,983)	(113,088)
Portfolio Cash Flow (non-GAAP)	$2,724,240	$2,452,133
(1)In 2025, amount included a $33 million payment related to the Management Fees on the sale of the MorphoSys Development Funding Bonds and payments of $29 million for acquisition-related costs for the Internalization. Both payments are non-recurring. Following the Internalization, we no longer pay Management Fees and instead, we compensate employees directly.

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

	Years Ended December 31,
	2025	2024
Net cash provided by operating activities (GAAP)	$2,489,823	$2,768,986
Adjustments:
Proceeds from available for sale debt securities(1), (2)	21,226	19,786
Distributions from equity method investees(2)	105,149	23,641
Interest paid, net(2)	241,983	113,088
Development-stage funding payments	452,000	2,000
Distributions to legacy non-controlling interests - Portfolio Receipts(2)	(354,901)	(362,280)
Payments for Employee EPAs	10,943	—
Adjusted EBITDA (non-GAAP)	$2,966,223	$2,565,221
Interest paid, net(2)	(241,983)	(113,088)
Portfolio Cash Flow (non-GAAP)	$2,724,240	$2,452,133
(1)Amounts include quarterly repayments on the Cytokinetics Commercial Launch Funding and a quarterly repayment on the MorphoSys Development Funding Bonds in each of 2025 and 2024. The MorphoSys Development Funding Bonds were sold in January 2025.
(2)The table below shows the line item for each adjustment and the direct location for such line item in the consolidated statements of cash flows.

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

Uses of Capital

Acquisitions of Royalties

We acquire product royalties in ways that can be tailored to the needs of our partners through a variety of structures:

•Third-party Royalties – Existing royalties on approved or late-stage development therapies. A royalty is the contractual right to a percentage of top-line sales from a licensee’s use of a product, technology or intellectual property. The majority of our current portfolio consists of third-party royalties.

•Synthetic Royalties – Newly-created royalties on approved or late-stage development therapies with strong proof of concept. A synthetic royalty is the contractual right to a percentage of top-line sales by the developer or marketer of a therapy in exchange for funding.

•Other Funding Modalities – We may provide other forms of capital to our partners as a component within a royalty transaction to increase the scale of our capital. This may include senior unsecured debt, direct equity investments and launch and development capital (in exchange for fixed long-term payments).

Additionally, we may identify additional opportunities, platforms or technologies that leverage our capabilities.

Distributions to Shareholders

We paid dividends and distributions of $511.9 million and $501.8 million in 2025 and 2024, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a new share repurchase program, which replaced the share repurchase program announced on March 27, 2023, under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. The new share repurchase program has been approved by our board of directors through June 2027 and shareholders have approved the terms of our share repurchase contracts and counterparties thereto through May 2030. In 2025, we repurchased 37.4 million shares at a cost of approximately $1.2 billion. In 2024, we repurchased 8.4 million shares at a cost of approximately $229.9 million. As of December 31, 2025, approximately $1.8 billion remained available under the new share repurchase program.

Other Funding Arrangements

In June 2025, we entered into a two-part $2 billion funding arrangement with Revolution Medicines. The funding arrangement includes up to $1.25 billion, including $250 million paid upfront, to purchase a synthetic royalty on daraxonrasib and a senior secured term loan of up to $750 million. The first tranche of the senior secured term loan must be drawn following FDA approval of daraxonrasib. As of December 31, 2025, $1 billion of the funding commitment remained unfunded.

We have a long-term funding arrangement with Cytokinetics which is comprised of seven tranches of up to $525 million in total funding (“Cytokinetics Commercial Launch Funding”). As of December 31, 2025, $175 million remained available under the Cytokinetics Commercial Launch Funding.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which was approximately $63.3 million as of December 31, 2025.

We also have certain milestones payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In 2025, we paid a $200 million regulatory milestone following FDA approval of a new manufacturing hub for Adstiladrin and sales-based milestones of $18.6 million and $50 million related to Erleada and Trelegy, respectively.

Debt Service

The future principal and interest payments under our Notes as of December 31, 2025 are as follows (in thousands):

Year	Principal Payments	Interest Payments
2026	$—	$332,431
2027	1,000,000	329,850
2028	—	312,350
2029	500,000	312,350
2030	1,000,000	286,600
Thereafter	6,300,000	3,352,450
Total(1)	$8,800,000	$4,926,031
(1)Excludes unamortized debt discount and issuance costs of $229.1 million as of December 31, 2025, which are amortized through interest expense over the remaining life of the underlying debt obligations.

In addition to our Notes, we have a $380 million Term Loan due in July 2026. The interest rate on the Term Loan is variable based on SOFR. Using the SOFR interest rate as of December 31, 2025, the estimated interest payments in 2026 are $17.7 million.

Leases

In connection with the Internalization, we entered into an operating lease agreement for our office space. The lease agreement has a non-cancelable term through October 31, 2031 and a five-year extension option. As of December 31, 2025, the future minimum lease payments under non-cancelable operating leases over the next five years and thereafter are as follows (in thousands):

Year	Payments
2026	$4,053
2027	3,776
2028	3,721
2029	3,726
2030	3,755
Thereafter	3,129
Total lease payments	22,160
Less: imputed interest	(2,903)
Present value of lease liabilities	$19,257

Management Fees

Prior to the Internalization, we paid quarterly Management Fees pursuant to the Legacy Management Agreement equal to 6.5% of the cash receipts from Royalty Investments (as defined in the Legacy Management Agreement) for such quarter and 0.25% of our security investments under GAAP as of the end of each quarter. The payment for our Management Fees was previously the most significant component of Payments for operating and professional costs presented in the consolidated statements of cash flows. Following the Internalization, we no longer pay Management Fees and instead, we compensate employees and pay other operating costs directly.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings and RP Manager, our non-wholly owned subsidiaries (together, the “Guarantor Subsidiaries”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes.

Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of December 31, 2025, the total outstanding and guaranteed Notes had a par value and carrying value was $8.8 billion and $8.6 billion, respectively.

The following financial information presents summarized combined balance sheet information as of December 31, 2025, and summarized combined statement of operations information for 2025 for Royalty Pharma plc, RP Holdings and RP Manager. All intercompany balances and transactions between these entities are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts (in thousands):

Summarized Combined Balance Sheet
As of December 31, 2025
Current assets	$27,054
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	26,932
Non-current assets	926,732
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	3,011,820
Current liabilities	515,312
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	26,932
Non-current liabilities	9,147,894
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	2,208,840

Summarized Combined Statement of Operations
Year Ended December 31, 2025
Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$146,611
Other income	72,196
Operating expenses	725,272
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	72,010
Net loss	578,475

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

Our most critical accounting policies relate to our financial royalty assets and the full descriptions can be found in Note 2-Summary of Significant Accounting Policies to our consolidated financial statements. Similarly, the most significant judgments and estimates applied by management are associated with the measurement of our financial royalty assets at amortized cost using the prospective effective interest method. The application of the prospective approach to calculate interest income from our financial royalty assets requires management’s judgment in forecasting the expected future cash flows of the underlying royalties. These estimates and judgments arise because of the inherent uncertainty in predicting future events.

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

•Analyst coverage. Expected future cash flows are derived from sales projections for the underlying biopharmaceutical products, based primarily on sell-side equity research analyst consensus forecasts. These forecasts incorporate market research on global economic conditions, industry trends and product life cycles. Our policy is to rely on sell-side research analysts’ consensus sales forecasts to derive annual sales projections for each financial royalty asset over the periods for which we are entitled to royalties or milestones. When analyst estimates do not extend through the full royalty term, we project future sales using statistical curves which are modelled using a combination of historical product trends and available consensus estimates. Depending on the level of details provided in analyst models, management may apply additional assumptions to allocate annual sales to quarterly periods and by geographic regions, determine product and pricing mix for franchises, or exclude sales for unapproved products. Contractual royalty rates, terms and milestones are then applied to the adjusted sales projections to estimate the royalty or milestone payments over the asset’s life, forming the basis for expected future cash flows used in calculating and measuring interest income.

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

With respect to the cystic fibrosis franchise, forecasted expected future cash flows in 2025 are significantly impacted by prong 5 from above, the estimated royalty bearing sales. The forecasted expected cash flows for the cystic fibrosis franchise included consensus estimates for Vertex’s Alyftrek and also included the conservative assumption that royalties will only be collected on the tezacaftor component of Alyftrek and not on the deuterated ivacaftor component. Although we believe that the deuterated ivacaftor component of Alyftrek is the same as ivacaftor and is therefore royalty-bearing, Vertex has made public statements that it believes the deuterated ivacaftor component is not royalty-bearing. If the forecasted expected cash flows for the cystic fibrosis franchise included the assumption that the deuterated ivacaftor component is royalty-bearing in 2025, we would expect the impact to be reflected through higher interest income prospectively.

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

Below is a summary of the sensitivity of our current year results in relation to the royalty duration for our top three financial royalty assets that are uncapped based on net carrying value as of December 31, 2025. Because these are long-dated financial royalty assets, we have assumed a change of two years in the estimated duration to sensitize the financial statement impact. There have not been any significant changes to the estimated duration of expected future cash flows between 2023 and 2025 for the financial royalty assets displayed below except for the cystic fibrosis franchise. During 2024, the estimated duration for the cystic fibrosis franchise was extended from 2037 to a range of 2039 to 2041, reflecting the approval of Alyftrek.

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

			Year Ended December 31, 2025		Year Ended December 31, 2025
	Estimated Royalty Duration(1)	Change in Duration Assumption Applied	Provision Income for Changes in Expected Cash Flows	Change in Duration Assumption Applied	Provision Expense for Changes in Expected Cash Flows
Cystic fibrosis franchise	2039-2041(2)	+ 2 years	$—	- 2 years	$216,527
Evrysdi	2035-2036	+ 2 years	(169,874)	- 2 years	218,787
Voranigo	2038	+ 2 years	—	- 2 years	50,424
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

Recent Accounting Pronouncements

See Note 2-Summary of Significant Accounting Policies to our consolidated financial statements for additional information on recently issued accounting standards.

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

Interest Rate Risk

We are subject to interest rate fluctuation exposure through our investments in money market accounts and marketable securities, the majority of which bear a variable interest rate. As of December 31, 2025, we held cash and cash equivalents of $618.7 million, of which $235.1 million was cash and $383.6 million was invested in interest-bearing money market funds. As of December 31, 2024, we had cash and cash equivalents of $929.0 million, of which $360.7 million was cash and $568.3 million was invested in interest-bearing money market funds.

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

Our debt portfolio is managed on a consolidated basis and management makes financing decisions to achieve the lowest cost of debt capital and to maximize portfolio objectives. As of December 31, 2025, 100% of our outstanding Notes have fixed interest rates. We have a $1.8 billion Revolving Credit Facility, a $350 million Uncommitted Credit Facility and a $380 million Term Loan with variable interest rates. The Revolving Credit Facility and the Uncommitted Credit Facility had no outstanding borrowings as of December 31, 2025. We are subject to interest rate fluctuation exposure related to the amounts drawn under the credit facilities.

Credit and Counterparty Risk

We are exposed to credit risk related to the counterparties with which we do business. We are subject to credit risk from our royalty assets, our receivables and our financial instruments, primarily available for sale debt securities. The majority of our royalty assets and receivables arise from contractual royalty agreements that pay royalties on the sales of underlying pharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading biopharmaceutical industry participants, including, among others, Vertex, GSK, Biogen, Roche, Astellas, Pfizer, Johnson & Johnson, AbbVie, Servier, Gilead, Amgen and Alnylam. As of December 31, 2025 and 2024, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 32% and 34% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties. Refer to “Understanding Our Results of Operations” within this MD&A for a discussion of the royalty payors accounting for 10% or more of our total income and other revenues for 2025 and 2024.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements and available for sale debt securities so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant losses with respect to the collection of income or revenue on our royalty assets or available for sale debt securities.

Item 8.         Financial Statements and Supplementary Data

ROYALTY PHARMA PLC

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Royalty Pharma plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Royalty Pharma plc (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Financial Royalty Assets and related Interest Income
Description of the Matter
As disclosed in Note 8 to the consolidated financial statements, the Company’s total financial royalty assets, net, were carried at $17,062,868 thousand as of December 31, 2025. For the year ended December 31, 2025, the Company recognized income from financial royalty assets of $2,261,152 thousand. As explained in Note 2 to the consolidated financial statements, the Company’s financial royalty assets are measured at amortized cost using the prospective effective interest rate method.

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

Initial recognition and valuation of Employee EPAs assumed as part of the Internalization
Description of the Matter
As described in Note 3 to the consolidated financial statements, on May 16, 2025, the Company completed its acquisition of Royalty Pharma Manager, LLC for total consideration of $565.2 million (the “Internalization”). The transaction was accounted for as a business combination. As a result of the Internalization the company recognized an initial liability related to Employee Equity Performance Awards (“Employee EPAs”) of $422.5 million.

The initial recognition and valuation of the Employee EPAs required management to establish an accounting policy for the classification and measurement of the Employee EPAs and make significant judgments, estimates and assumptions. Auditing the initial recognition and valuation of the Employee EPAs was complex due to the judgment and estimation required by management. The complexity is due to the high subjectivity and estimation uncertainty of the assumptions used by management to estimate the fair value using the Monte Carlo Simulation model. The key assumptions used in the valuation of the Employee EPAs are product growth rates applied to forecasted sales and the duration of cash receipts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the accounting and valuation of the Employee EPAs. This included testing controls over management’s review of the technical accounting considerations, significant assumptions, and other inputs used in estimating the valuation of the liability.

To audit the Company's accounting policy for the initial recognition of the Employee EPAs we assessed the appropriateness of the conclusions reached in accordance with the applicable accounting principles.

To test the valuation of the liability and related share-based compensation expense, our audit procedures included, among others, evaluating the methodology and completeness and accuracy of the data used to develop the key assumptions identified. For example, we engaged valuation specialists to gain an understanding of the approach taken by the Company and to assess the appropriateness of the methodology used, and to develop their own point estimate for the Employee EPA liability at fair value using the Monte Carlo Simulation.

We also evaluated the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2022.

Boston, Massachusetts
February 11, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Royalty Pharma plc

Opinion on Internal Control Over Financial Reporting

We have audited Royalty Pharma plc's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Royalty Pharma plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls covering a portion of general and administrative expenses attributable to cash employee compensation for personnel of Royalty Pharma Manager, LLC which constituted 7% of general and administrative expenses for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of internal control over cash employee compensation for personnel of Royalty Pharma Manager, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 11, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 11, 2026

ROYALTY PHARMA PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$618,696	$929,026
Financial royalty assets	854,386	783,770
Available for sale debt securities	18,800	58,200
Other royalty income receivable	29,316	26,956
Other current assets	6,893	4,187
Total current assets	1,528,091	1,802,139

Financial royalty assets, net	16,208,482	15,127,158
Equity securities	171,312	186,960
Available for sale debt securities	419,000	693,500
Equity method investments	289,968	379,424
Goodwill	924,634	—
Other assets	79,293	33,534
Total assets	$19,620,780	$18,222,715

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to legacy non-controlling interests	$72,825	$75,811
Accounts payable and accrued expenses	19,404	13,370
Interest payable	110,818	98,062
Current portion of long-term debt	380,000	997,773
Other current liabilities	53,164	68,600
Total current liabilities	636,211	1,253,616

Long-term debt	8,570,917	6,614,653
Accrued compensation liabilities	577,870	—
Other liabilities	120,843	12,080
Total liabilities	9,905,841	7,880,349
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2025–428,669 and 2024–445,985	43	45
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2025–148,438 and 2024–143,128	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2025–50 and 2024–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2025–411,475 and 2024–392,255	—	—
Additional paid-in capital	4,123,088	4,103,482
Retained earnings	2,356,318	2,845,653
Non-controlling interests	3,238,039	3,395,785
Treasury interests	(2,612)	(2,662)
Total shareholders’ equity	9,714,939	10,342,366

Total liabilities and shareholders’ equity	$19,620,780	$18,222,715

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Income and other revenues
Income from financial royalty assets	$2,261,152	$2,149,422	$2,197,754
Other royalty income and revenues	117,041	114,154	156,800
Total income and other revenues	2,378,193	2,263,576	2,354,554

Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(295,838)	732,461	560,656
Provision for credit losses on unfunded commitments	89,032	—	—
Research and development funding expense	452,000	2,000	52,000
General and administrative expenses (includes $290,890, $3,224, and $3,302 of share-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively; see Note 4)	573,481	236,671	249,748
Total operating expense, net	818,675	971,132	862,404

Operating income	1,559,518	1,292,444	1,492,150

Other (income)/expense
Equity in earnings of equity method investees	(29,089)	(29,611)	(28,882)
Interest expense	307,664	225,512	187,187
Losses on derivative financial instruments	—	6,000	2,290
Losses/(gains) on equity securities	21,852	(39,549)	(87,139)
Gains on available for sale debt securities	(45,859)	(154,906)	(230,840)
Interest income	(33,591)	(47,343)	(72,291)
Other non-operating expenses, net	14,349	1,528	21,737
Total other expense/(income), net	235,326	(38,369)	(207,938)
Consolidated net income before tax	1,324,192	1,330,813	1,700,088
Income tax expense	—	—	—
Consolidated net income	1,324,192	1,330,813	1,700,088

Net income attributable to non-controlling interests	553,245	471,830	565,254

Net income attributable to Royalty Pharma plc	$770,947	$858,983	$1,134,834

Earnings per Class A ordinary share:
Basic	$1.79	$1.92	$2.54
Diluted	$1.78	$1.91	$2.53
Weighted average Class A ordinary shares outstanding:
Basic	429,801	448,185	447,601
Diluted	564,455	594,108	602,900

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	443,166	$44	164,058	$—	50	$63	371,325	$—	$3,666,160	$1,964,689	$3,897,223	$(2,806)	$9,525,373
Contributions	—	—	—	—	—	—	—	—	—	—	11,855	—	11,855
Distributions	—	—	—	—	—	—	—	—	—	—	(487,721)	—	(487,721)
Dividends ($0.80 per class A ordinary share)	—	—	—	—	—	—	—	—	—	(358,327)	—	—	(358,327)
Other exchanges	13,315	2	(13,315)	—	—	—	13,315	—	428,629	—	(428,808)	177	—
Share-based compensation and related issuances of Class A ordinary shares	57	—	—	—	—	—	—	—	2,357	—	—	—	2,357
Repurchases of Class A ordinary shares	(9,846)	(1)	—	—	—	—	—	—	(85,711)	(219,047)	—	—	(304,759)
Net income	—	—	—	—	—	—	—	—	—	1,134,834	565,254	—	1,700,088
Purchase of non-controlling interest in RPCT	—	—	—	—	—	—	—	—	—	(4,566)	(11)	—	(4,577)
Balance at December 31, 2023	446,692	$45	150,743	$—	50	$63	384,640	$—	$4,011,435	$2,517,583	$3,557,792	$(2,629)	$10,084,289
Contributions	—	—	—	—	—	—	—	—	—	—	9,038	—	9,038
Distributions	—	—	—	—	—	—	—	—	—	—	(476,632)	—	(476,632)
Dividends ($0.84 per class A ordinary share)	—	—	—	—	—	—	—	—	—	(376,465)	—	—	(376,465)
Other exchanges	7,615	1	(7,615)	—	—	—	7,615	—	166,275	—	(166,243)	(33)	—
Share-based compensation and related issuances of Class A ordinary shares	81	—	—	—	—	—	—	—	2,344	—	—	—	2,344
Repurchases of Class A ordinary shares	(8,403)	(1)	—	—	—	—	—	—	(76,572)	(153,340)	—	—	(229,913)
Net income	—	—	—	—	—	—	—	—	—	858,983	471,830	—	1,330,813
Purchase of non-controlling interest in RPCT	—	—	—	—	—	—	—	—	—	(1,108)	—	—	(1,108)
Balance at December 31, 2024	445,985	$45	143,128	$—	50	$63	392,255	$—	$4,103,482	$2,845,653	$3,395,785	$(2,662)	$10,342,366
ASU 2025-07 adoption impact	—	—	—	—	—	—	—	—	—	(12,000)	—	—	(12,000)
Contributions	—	—	—	—	—	—	—	—	—	—	9,983	—	9,983
Distributions	—	—	—	—	—	—	—	—	—	—	(541,262)	—	(541,262)
Dividends ($0.88 per class A ordinary share)	—	—	—	—	—	—	—	—	—	(378,317)	—	—	(378,317)
Other exchanges	19,220	2	(19,220)	—	—	—	19,220	—	345,605	—	(345,657)	50	—
Share issuances for EPAs, Equity Incentive Plans and related share-based compensation	877	—	—	—	—	—	—	—	27,889	(551)	108,945	—	136,283
Shares and share-based awards issued for Internalization	—	—	24,530	—	—	—	—	—	3,778	—	57,000	—	60,778
Repurchases of Class A ordinary shares	(37,413)	(4)	—	—	—	—	—	—	(357,666)	(869,414)	—	—	(1,227,084)
Net income	—	—	—	—	—	—	—	—	—	770,947	553,245	—	1,324,192
Balance at December 31, 2025	428,669	$43	148,438	$—	50	$63	411,475	$—	$4,123,088	$2,356,318	$3,238,039	$(2,612)	$9,714,939

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Cash collections from financial royalty assets	$3,354,750	$2,983,410	$3,201,410
Cash collections from intangible royalty assets	720	14,647	1,302
Other royalty cash collections	114,021	108,846	158,843
Distributions from equity method investees	13,396	13,396	18,823
Interest received	34,308	46,482	71,604
Development-stage funding payments	(452,000)	(2,000)	(52,000)
Payments for operating and professional costs	(288,138)	(236,225)	(243,012)
Payments for Employee EPAs	(10,943)	—	—
Interest paid	(276,291)	(159,570)	(169,168)
Net cash provided by operating activities	2,489,823	2,768,986	2,987,802

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(74,416)	—	—
Distributions from equity method investees	105,149	23,641	43,882
Investments in equity method investees	—	(10,955)	(12,542)
Purchases of equity securities	(58,427)	(62,500)	—
Proceeds from equity securities	34,723	98,575	—
Purchases of available for sale debt securities	(175,000)	(150,000)	—
Proceeds from available for sale debt securities	21,226	19,786	1,440
Proceeds from sales of available for sale debt securities	510,553	—	—
Proceeds from sales and maturities of marketable securities	—	—	24,391
Acquisitions of financial royalty assets	(1,697,729)	(2,505,701)	(2,115,522)
Acquisitions of other financial assets	—	(18,000)	—
Milestone payments	(271,313)	(75,000)	(12,400)
Other	(8,946)	2,039	(2,038)
Net cash used in investing activities	(1,614,180)	(2,678,115)	(2,072,789)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(354,901)	(362,280)	(376,987)
Distributions to continuing non-controlling interests	(167,475)	(125,159)	(119,534)
Dividends to shareholders	(378,253)	(376,465)	(358,327)
Repurchases of Class A ordinary shares	(1,227,383)	(229,651)	(304,759)
Contributions from legacy non-controlling interests - R&D	220	747	543
Contributions from non-controlling interests - other	5,697	4,360	6,933
Cash acquired in connection with purchase of non-controlling interest	—	—	4,973
Proceeds from revolving credit facility	1,275,000	—	350,000
Repayment of revolving credit facility	(1,275,000)	—	(350,000)
Repayment of long-term debt	(1,000,000)	—	(1,000,000)
Proceeds from issuance of long-term debt, net of discount	1,954,475	1,471,235	—
Debt issuance costs and other	(16,563)	(12,616)	(1,596)
Other	(1,790)	(9,026)	—
Net cash (used in)/provided by financing activities	(1,185,973)	361,145	(2,148,754)

Net change in cash and cash equivalents	(310,330)	452,016	(1,233,741)
Cash and cash equivalents, beginning of period	929,026	477,010	1,710,751
Cash and cash equivalents, end of period	$618,696	$929,026	$477,010

See accompanying notes to these consolidated financial statements.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Purpose

Royalty Pharma plc is a public limited company incorporated under the laws of England and Wales. “Royalty Pharma,” the “Company,” “we,” “us” and “our” refer to Royalty Pharma plc and its subsidiaries on a consolidated basis. We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Our principal asset is a controlling equity interest in Royalty Pharma Holdings Ltd (“RP Holdings”), a private limited company incorporated under the laws of England and Wales. We conduct our business through RP Holdings and its subsidiaries.

Prior to May 16, 2025, we were externally managed by RP Management, LLC, a Delaware limited liability company (the “Legacy Manager” or “RPM”), pursuant to advisory and management agreements (collectively, the “Legacy Management Agreement”). On May 16, 2025, we completed the Internalization (as defined below) and became an integrated company with the former employees of RPM becoming employees of Royalty Pharma, LLC, a wholly-owned subsidiary of RP Holdings. Refer to Note 3-Internalization for additional discussion.

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

RP Holdings is owned by Royalty Pharma plc, and, indirectly, by various partnerships (the “Continuing Investors Partnerships”) and, post-Internalization, by the Holders of RP Holdings Class E Interests (as defined below). RP Holdings is the sole owner of Royalty Pharma Investments 2019 ICAV (“RPI 2019 ICAV”), which is an Irish collective asset management vehicle and is the successor to Royalty Pharma Investments, an Irish unit trust. In 2022, we became an indirect owner of an 82% economic interest in Royalty Pharma Investments ICAV, which was previously owned directly by Royalty Pharma Investments. In connection with the Internalization, Royalty Pharma Investments distributed all of its assets to Royalty Pharma Investments 2011 ICAV (together with Royalty Pharma Investments ICAV, “Old RPI”).

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate our initial public offering (“IPO”). Prior to the Exchange Offer, Royalty Pharma Investments was owned by various partnerships (the “Legacy Investors Partnerships”). Through the Exchange Offer, investors which represented 82% of the aggregate limited partnership in the Legacy Investors Partnerships exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP and RPI International Holdings 2019, LP which are part of the Continuing Investors Partnerships. Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Royalty Pharma Investments which entitled us to 82% of the economics of its wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”), and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). In December 2023, we acquired the remaining 34% interest in RPCT owned by Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”).

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
3.Pablo Legorreta’s ultimate ownership of the RP Holdings’ Class C ordinary share (the “RP Holdings Class C Special Interest”) which entitles him to receive Equity Performance Awards (the “Founder’s Equity”). See discussion in Note 5-Shareholders’ Equity.
4.The Sellers’ (as defined in Note 3-Internalization) indirect ownership in RP Holdings through their indirect ownership of RP Holdings’ Class E ordinary shares (the “RP Holdings Class E Interests”). In connection with the Internalization, we issued 24.5 million RP Holdings Class E Interests to the Sellers (the “Holders of RP Holdings Class E Interests”), subject to vesting conditions, as part of the transaction consideration.

The Continuing Investors Partnerships, the Founder’s Equity and the Holders of RP Holdings Class E Interests, collectively, are referred to as the “continuing non-controlling interests.”

All intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of financial royalty assets, available for sale debt securities and receivables. The majority of our financial royalty assets and receivables arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, GSK, Biogen, Roche, Astellas, Pfizer, Johnson & Johnson, AbbVie, Servier, Gilead, Amgen and Alnylam. As of December 31, 2025 and 2024, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 32% and 34% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant credit losses with respect to the collection of income or revenue on our royalty assets.

Recently Adopted and Issued Accounting Standards

In September 2025, the Financial Accounting Standards Board (“FASB”) issued amendments which refine the scope of the guidance on derivatives in Accounting Standards Codification (“ASC”) 815 and clarify the guidance on share-based payments from a customer in ASC 606 (“ASU 2025-07”). ASU 2025-07 adds a new scope exception to the derivative guidance for contracts, such as certain research and development funding arrangements, that are not traded on an exchange and contain an underlying that is based on the operations or activities specific to one of the parties involved. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted in any interim or annual period for which financial statements have not yet been issued or made available for issuance.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We adopted ASU 2025-07 in 2025 using the modified retrospective transition method, effective January 1, 2025. The only impact of adopting this standard related to the CK-586 R&D funding arrangement, which we entered into in 2024 and had previously accounted for as a derivative. As of December 31, 2024, this derivative had a carrying amount of $12.0 million recorded within Other Assets. Upon reassessment under the new guidance, we concluded that the CK-586 funding arrangement qualifies for the derivative scope exception. Accordingly, we recorded a $12.0 million cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2025 to derecognize the derivative asset and reflect the CK-586 funding arrangement as R&D expense.

The scope clarification for share-based non-cash consideration from a customer in a revenue contract is not applicable to us. As such, we adopted this update on December 31, 2025 on a prospective method.

In November 2023, the FASB issued a new accounting standard that amends the guidance for required disclosures related to a public entity’s reportable segments (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. It also requires disclosure of the amount and description of the composition of other segment items and interim disclosures of a reportable segment’s profit or loss and assets. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. This update became effective for us in 2024 and our expanded disclosures are included below under “Segment Information.”

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

Royalty Assets

An acquisition of a royalty asset provides the buyer with contractual rights to cash flows from the sale of patent-protected biopharmaceutical products by unrelated biopharmaceutical companies. The majority of our royalties provide us with rights that are protective and passive in nature. In other words, we do not own the intellectual property or have the right to commercialize the underlying products. These contractual cash flow rights are classified as financial royalty assets.

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

Financial Royalty Assets, Net

Although financial royalty assets do not have the contractual terms typical of a loan (such as principal and interest), we account for them under ASC Topic 310 Receivables. In limited instances, our royalty assets may be classified as contract assets and recorded as part of financial royalty assets because they are accounted for in the same manner. Our financial royalty assets are classified similar to loans receivable and are measured at amortized cost using the prospective effective interest method described in ASC 835-30 Imputation of Interest.

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

•Analyst coverage. Expected future cash flows are derived from sales projections for the underlying biopharmaceutical products, based primarily on sell-side equity research analyst consensus forecasts. These forecasts incorporate market research on global economic conditions, industry trends and product life cycles. Our policy is to rely on sell-side research analysts’ consensus sales forecasts to derive annual sales projections for each financial royalty asset over the periods for which we are entitled to royalties or milestones. When analyst estimates do not extend through the full royalty term, we project future sales using statistical curves which are modelled using a combination of historical product trends and available consensus estimates. Depending on the level of details provided in analyst models, management may apply additional assumptions to allocate annual sales to quarterly periods and by geographic regions, determine product and pricing mix for franchises, or exclude sales for unapproved products. Contractual royalty rates, terms and milestones are then applied to the adjusted sales projections to estimate the royalty or milestone payments over the asset’s life, forming the basis for expected future cash flows used in calculating and measuring interest income.

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

As part of the preparation of the forecasted expected future cash flows, which relies on the sources and variables discussed above, management is required to make assumptions around the following forecast inputs: (1) estimates of the duration of the royalty, which includes consideration of the strength of patent protection and anticipated timing for entry of generics, (2) product growth rates and sales trends in outer years, generally projected through statistical curves, (3) the product and pricing mix for franchised products, (4) the geographical allocation of annual sales data from sell-side equity research analysts’ models, and (5) the portion of sales that are subject to royalties, which is referred to as royalty bearing sales. The most sensitive of these assumptions relates to management’s estimate of the royalty duration in the final years of an asset’s life. In some cases, patent protection may extend to a later period than the expiration date management has estimated. Management may apply a shorter royalty term in this situation if, based on its experience and expertise, it believes that it is more likely that the associated patents are subject to opposition or infringement, that the market for a particular product may shift based on pipeline approvals and products, or that product sales may be harmed by competition from generics. For products providing perpetual royalties, management applies judgment in establishing the duration over which it forecasts expected future cash flows.

A shortened royalty term can result in a reduction in the effective interest rate, lower income from financial royalty assets, a decline in the carrying value of the financial royalty asset and recognition of provision expense, reductions in royalty payments compared to expectations, or a permanent impairment. Additionally, royalty payments may occasionally continue beyond the estimated royalty expiration date for such reasons we cannot foresee such as excess inventory in the channel or additional scope of patent protection identified after expiry, including royalties we may become entitled to from new indications, new compounds, or for new regulatory jurisdictional approvals.

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

In a subsequent period, if there is an increase in expected future cash flows, or if actual cash flows are greater than cash flows previously expected, we reduce the previously established cumulative allowance in part or in full, resulting in a non-cash credit to the provision recorded through the Provision for changes in expected cash flows from financial royalty assets on the consolidated statements of operations. We also recalculate the amount of accretable yield to be recognized based on the revised remaining future cash flows. The adjustment to the accretable yield is treated as a change in estimate and is recognized prospectively over the remaining life of the financial royalty asset by adjusting the effective interest rate used to calculate income.

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

Allowance for Current Expected Credit Losses

We recognize an allowance for current expected credit losses under ASC 326 – Financial Instruments – Credit Losses on (1) our portfolio of financial royalty assets for which we have limited protective rights and (2) on the unfunded portions of certain funding commitments for which we have limited protective rights once funded. The credit loss allowance is estimated using the probability of default and loss given default method. The credit rating, which is assessed primarily based on publicly available data and updated quarterly, is the primary credit quality indicator used to determine the probability of default of the marketers responsible for paying our royalties and the resulting loss given default.

The allowance for current expected credit losses related to financial royalty assets is presented net within the non-current portion of financial royalty assets on the consolidated balance sheets, and changes to such allowance are recorded within Provision for changes in expected cash flows from financial royalty assets on the consolidated statements of operations. The allowance for current expected credit losses related to the unfunded portions of relevant funding arrangements is recorded within Other liabilities on the consolidated balance sheet, with changes to such allowance reflected within Provision for credit losses on unfunded commitments in the consolidated statements of operations.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Royalty Income and Revenues

Other royalty income and revenues includes income from financial royalty assets that have been fully amortized and income from synthetic royalties and milestones arising out of research and development (“R&D”) funding arrangements. Other royalty income and revenues also includes revenues from intangible royalty assets.

Financial Instruments and Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, equity securities, available for sale debt securities, royalty interests, Employee EPAs (as defined in Note 5-Shareholders’ Equity) and long-term debt. Cash and cash equivalents, equity securities, available for sale debt securities, Employee EPAs and certain royalty interests are reported at their respective fair values on our consolidated balance sheets. Outstanding borrowings under our senior unsecured notes, term loan and non-current financial royalty assets are reported at amortized cost on our consolidated balance sheets, for which fair values are disclosed. The remaining financial instruments are reported on our consolidated balance sheets at amounts that approximate fair value.

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

Equity Securities and Available for Sale Debt Securities

Our equity securities primarily consist of investments in publicly traded equity securities and are measured and recorded at fair value, with unrealized gains and losses recorded in earnings. For equity securities without a readily determinable fair value, recorded within Other assets on the consolidated balance sheets, we use the fair value measurement alternative and measure the securities at cost less impairment, if any.

Investments classified as available for sale debt securities are recorded at fair value. We elect to apply the fair value option for available for sale debt securities when the fair value option better aligns with the economics of the investment. Upon such election, the entire investment is measured at fair value on a recurring basis, with movements in fair value recognized in earnings.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investment in Non-Consolidated Affiliates

Investments in entities that provide us with the ability to exercise significant influence, but not a controlling financial interest, and where we are not the primary beneficiary are accounted for under the equity method or as equity securities under the fair value option. Investments accounted for under the equity method are initially recorded at fair value. If there is a difference between the fair value and the carrying amount of the equity method investment at inception, we quantify the basis difference and amortize it in a rational manner over the life of the investment. Subsequently, we recognize through earnings our proportionate share of the investee’s net income or loss, net of any adjustment to reflect the amortization of basis differences. We generally record our share of the results of our investees one quarter in arrears within Equity in earnings of equity method investees in the consolidated statements of operations. The investment is reflected as Equity method investments on the consolidated balance sheets.

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

Acquisitions

We first determine whether a set of assets acquired constitutes a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, we account for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period, which is defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination. Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired and the liabilities assumed, generally at the acquisition date fair value. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.

Goodwill

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

Share-based Compensation

We account for share-based compensation in accordance with ASC 718 – Share-based Compensation. We have share-based compensation arrangements in the form of (1) Employee EPAs (as defined in Note 5–Shareholders’ Equity), which are liability classified, (2) RP Holdings Class E Interests, which were issued as part of the Internalization consideration, and (3) RSUs, which are issued to directors and employees. RP Holdings Class E Interests and RSUs are both equity classified. Share-based compensation expense for equity-classified awards is measured at grant-date fair value and recognized on a straight-line basis over the requisite service period within General and administrative expenses. We have elected to account for forfeitures as they occur. The fair value of the Employee EPAs is remeasured at each reporting date using a Monte Carlo simulation methodology, with changes in the fair value recognized as part of the share-based compensation expense.

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

We operate so as to be treated solely as resident in the U.K. for tax purposes. As a U.K. tax resident company, we are subject to U.K. corporation tax on our worldwide taxable profits and gains. U.K. tax resident companies are subject to U.K. corporation tax on dividend receipts or other income distributions in respect of shares held by them, unless those dividends or other distributions fall within an exempt class. We believe that dividends received by us from RP Holdings, and dividends received by RP Holdings from RPI 2019 ICAV, should fall within such an exempt class and therefore should not be subject to U.K. corporation tax. As such, we do not record a provision for U.K. income taxes with respect to the dividends received from RP Holdings or with respect to the dividends received by RP Holdings from RPI 2019 ICAV.

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

Our outstanding Class B ordinary shares are considered potentially dilutive shares of Class A ordinary shares because Class B ordinary shares, together with the related RP Holdings Class B Interests and vested RP Holdings Class E Interests, are exchangeable into Class A ordinary shares on a one-for-one basis. In addition, potentially dilutive securities include Class B ordinary shares contingently issuable for the EPAs and Class A ordinary shares issuable upon vesting of RSUs issued to directors and employees.

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

3. Internalization

On January 10, 2025, we entered into an agreement (as amended, the “Purchase Agreement”) with RPM, Royalty Pharma Manager, LLC, a Delaware limited liability company (“RP Manager”) and the sellers named therein (the “Sellers”). Pursuant to the Purchase Agreement, RPM contributed substantially all of its previously held assets and liabilities to RP Manager and we agreed to acquire all of the equity interests of RP Manager from the Sellers (the “Internalization”). The Sellers included our founder, chief executive officer and chairman, Pablo Legorreta, RPM I, LLC and RP MIP Holdings, LLC (“RP MIP Holdings”), as the former equity owners of RPM. The equity interest holders of RP MIP Holdings include our named executive officers and certain employees of the Legacy Manager, who became employees of Royalty Pharma, LLC, a subsidiary of RP Manager, in connection with the Internalization. We completed the acquisition of RP Manager on May 16, 2025 and accounted for the transaction as a business combination in accordance with ASC 805.

The announced transaction value for the Internalization of $1.1 billion included cash and 24.5 million newly issued RP Holdings Class E Interests, of which 1.7 million shares were recognized as part of the purchase price and 22.8 million shares were subject to vesting, with related share-based compensation expense to be recognized over the vesting period post-Internalization. The announced transaction value also included the assumption of a $380 million term loan. In accordance with ASC 805, the $380 million term loan was not recognized as part of the purchase price. Instead, it was recorded as a liability acquired in the preliminary allocation of purchase price below.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, we issued replacement equity awards in the form of RSUs to employees and recognized a liability related to the Employee EPAs. As described and each term as defined in Note 5-Shareholders’ Equity, the Employee EPAs represent the participation of certain employees in the economic returns of the EPAs for a specific Portfolio, which exclude Founder’s Equity, which represents Mr. Legorreta’s retained EPAs. Accordingly, at the closing of the Internalization, the portions of each of these components attributable to the pre-Internalization service period were included as part of the purchase price.

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

Employee EPAs

As described and each term as defined in Note 5-Shareholders’ Equity, after the Internalization, employees who participate in the EPAs became employees of Royalty Pharma, LLC and the service required for vesting became service required to be rendered to the Company. Accordingly, we began to account for the Employee EPAs under ASC 718 as compensation arrangements and began recognizing share-based compensation expense over the remaining post-Internalization service period. The Employee EPAs exclude Founder’s Equity, which represents Mr. Legorreta’s retained EPAs. The periodic cash distributions as tax advances related to the Employee EPAs are presented as an operating activity in the consolidated statement of cash flows.

As a result of the Internalization, we recognized a liability for the Employee EPAs. The fair value of approximately $422.5 million, measured as of the closing of the Internalization, was considered attributable to service rendered pre-Internalization and was included as part of the purchase price. The fair value of the remaining Employee EPAs is recorded as share-based compensation expense over the remaining vesting period. The fair value of the Employee EPAs is recognized as a liability within Accrued compensation liabilities on the consolidated balance sheet and is estimated using a Monte Carlo simulation methodology. See Note 4-Share-Based Compensation for additional discussion.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of a preliminary allocation of the purchase price (in thousands):

	Preliminary allocation of purchase price	Location on Consolidated Balance Sheet
Cash and cash equivalents	$7,535	Cash and cash equivalents
Other current assets	1,458	Other current assets
Property, plant and equipment	23,085	Other assets
Operating lease right of use asset	20,967	Other assets
Other assets	172	Other assets
Accounts payable and accrued liabilities	(1,867)	Accounts payable and accrued expenses
Interest payable	(3,822)	Interest payable
Term Loan	(380,000)	Long-term debt
Operating lease liabilities, current	(2,749)	Other current liabilities
Operating lease liabilities	(18,218)	Other liabilities
Other liabilities	(5,988)	Other liabilities
Goodwill	924,634	Goodwill
Total purchase price	$565,207

Following the Internalization, we no longer pay Management Fees (as defined in Note 16-Related Party Transactions). The Internalization did not result in the recognition of gains or losses in the consolidated statements of operations.

In 2025, we recorded approximately $28.9 million of acquisition-related costs within General and administrative expenses in the consolidated statements of operations, all of which were paid and included within Payments for operating and professional costs on the consolidated statement of cash flows. These costs are primarily related to legal, advisory and professional services.

In 2025, approximately 62% of the total General and administrative expenses were related to costs incurred by RP Manager and its subsidiaries. These costs primarily consisted of employee compensation expenses, including share-based compensation.

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

	Years Ended December 31,
	2025	2024
Pro forma revenue	$2,378,193	$2,263,576
Pro forma net income(1)	1,395,756	1,136,623
(1)Pro forma net income in 2024 reflects a $28.9 million adjustment for non-recurring acquisition-related expenses.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Share-Based Compensation

We record share-based compensation expense on a straight-line basis over the corresponding service-based vesting periods within General and administrative expenses in the consolidated statements of operations.

Prior to the Internalization, our share-based awards consisted only of RSUs issued to directors, for which we recognized immaterial share-based compensation expense. As a result of the Internalization, we began to recognize share-based compensation expense related to RP Holdings Class E Interests that were issued as part of the Internalization consideration, Employee EPAs and Employee RSUs. The share-based compensation expense is comprised of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
RP Holdings Class E Interests	$108,945	$—	$—
Employee EPAs	176,334	—	—
Employee and Director RSUs	5,611	3,224	3,302
Total Share-Based Compensation	$290,890	$3,224	$3,302

RP Holdings Class E Interests

In connection with the Internalization, approximately 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million will be expensed generally over vesting periods ranging from five to nine years.

In 2025, we recorded $108.9 million of share-based compensation expense related to the RP Holdings Class E Interests. As of December 31, 2025, we had $646.5 million of unrecognized compensation expense related to 19.5 million RP Holdings Class E Interests that is expected to vest over a weighted average period of 5.5 years.

Employee EPAs

In accordance with ASC 718, we accounted for the Employee EPAs as liability-classified share-based compensation arrangements. The Employee EPAs are subject to a service-based vesting period, generally four years, commencing at the start of each respective Portfolio (as defined in Note 5-Shareholders’ Equity).

We recognized a liability of approximately $422.5 million related to Employee EPAs as of the date of the Internalization. The fair value of the remaining Employee EPAs is recognized as share-based compensation expense over the remaining vesting period. We remeasure the fair value of the Employee EPAs at each reporting date with changes in the fair value recognized as part of share-based compensation expense. As of December 31, 2025, the fair value of Employee EPAs was $577.9 million as recorded within Accrued compensation liabilities on the consolidated balance sheet. We estimated the fair value of the Employee EPAs using a Monte Carlo simulation methodology under the option pricing framework. Using the Monte Carlo model, we first simulate cash flows for all underlying investments within the respective portfolio, incorporating a range of potential outcomes driven primarily by projected product sales and reflecting features such as milestone payments, royalty tiers, caps, and floors, as well as sales-level volatility. Based on these simulated portfolio outcomes, the Monte Carlo model estimates the probability of satisfying the applicable performance and return thresholds that determine Employee EPA payouts.

In 2025, we recorded $176.3 million of share-based compensation expense related to the Employee EPAs. As of December 31, 2025, we had $80.5 million of unrecognized expense related to the Employee EPAs that is expected to vest over a weighted average period of 2.0 years.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee and Directors RSUs

We issue RSUs to employees and independent directors under the 2025 Equity Incentive Plan and the 2020 Independent Director Equity Incentive Plan, respectively. The 2025 Equity Incentive Plan became effective on May 16, 2025 in connection with the Internalization and 2 million Class A ordinary shares were authorized for issuance. The 2020 Independent Director Equity Incentive Plan was effective on June 15, 2020, whereby 800 thousand Class A ordinary shares were authorized for issuance. As of December 31, 2025, approximately 1.6 million and 321 thousand shares remain available for future issuance under the 2025 Equity Incentive Plan and 2020 Independent Director Equity Incentive Plan, respectively.

In 2025, 2024 and 2023, we recorded $5.6 million, $3.2 million and $3.3 million of share-based compensation expense related to the employee and directors RSUs, respectively. As of December 31, 2025, we had $7.6 million of unrecognized expense related to the employee RSUs that are expected to vest over a weighted average period of 2.4 years and the total unrecognized expense related to the outstanding directors’ RSUs was not material.

5. Shareholders’ Equity

Capital Structure

Royalty Pharma plc has two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. The Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of December 31, 2025, Royalty Pharma plc had 428,669 thousand Class A ordinary shares and 148,438 thousand Class B ordinary shares outstanding.

An exchange agreement entered into by, among others, Royalty Pharma plc, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP, RPI EPA Vehicle, LLC and certain recipients nominated by the Sellers (as amended from time to time, the “Exchange Agreement”) facilitates the exchange of RP Holdings Class E Interests and the exchange of RP Holdings Class B Interests for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B Interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of Class B ordinary shares as deferred shares. Such deferred shares are non-voting and do not confer a right to participate in our profits or any right to receive dividends. As of December 31, 2025, Royalty Pharma plc had 411,475 thousand deferred shares outstanding.

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

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a new share repurchase program, which replaced the share repurchase program announced on March 27, 2023, under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. The new share repurchase program has been approved by our board of directors through June 2027 and shareholders have approved the terms of our share repurchase contracts and counterparties thereto through May 2030. In 2025, we repurchased 37.4 million shares at a cost of approximately $1.2 billion. In 2024, we repurchased 8.4 million shares at a cost of approximately $229.9 million. As of December 31, 2025, approximately $1.8 billion remained available under the new share repurchase program.

In connection with our repurchase of Class A ordinary shares that began in the second quarter of 2023, RP Holdings also began to retire a corresponding number of RP Holdings’ Class A ordinary shares (“RP Holdings Class A Interests”) held by us which reduces our ownership in RP Holdings and which is reflected through Other exchanges in the tables below and in our consolidated statements of shareholders’ equity.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-Controlling Interests

The changes in the balances of our non-controlling interests are as follows (in thousands):

	RPSFT	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity(1)	RP Holdings Class E Interests Holders	Total
December 31, 2022	$(597)	$1,527,887	$2,369,933	$—	$—	$3,897,223
Contributions	—	7,981	3,874	—	—	11,855
Distributions	(4,437)	(363,635)	(119,649)	—	—	(487,721)
Other exchanges	—	—	(428,808)	—	—	(428,808)
Net income	5,045	167,483	392,726	—	—	565,254
Purchase of non-controlling interest in RPCT	(11)	—	—	—	—	(11)
December 31, 2023	$—	$1,339,716	$2,218,076	$—	$—	$3,557,792
Contributions	—	5,161	3,877	—	—	9,038
Distributions	—	(351,474)	(125,158)	—	—	(476,632)
Other exchanges	—	—	(166,243)	—	—	(166,243)
Net income	—	194,937	276,893	—	—	471,830
December 31, 2024	$—	$1,188,340	$2,207,445	$—	$—	$3,395,785
Contributions	—	7,643	2,340	—	—	9,983
Distributions	—	(345,188)	(119,683)	(60,243)	(16,148)	(541,262)
Other exchanges	—	—	(521,579)	—	175,922	(345,657)
Share-based compensation	—	—	—	—	108,945	108,945
Internalization	—	—	—	—	57,000	57,000
Net income	—	232,524	231,260	60,243	29,218	553,245
December 31, 2025	$—	$1,083,319	$1,799,783	$—	$354,937	$3,238,039
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

RPSFT

We historically reported a non-controlling interest related to a de minimis interest in RPCT held by RPSFT. In December 2023, we acquired the remaining interest in RPCT held by RPSFT by effectively purchasing the net assets of RPSFT and its parent entities, which primarily consisted of cash and RPSFT’s right to receive a portion of royalties received by RPCT. The estimated purchase price, subject to post-closing adjustments, was approximately $11.4 million and was unpaid as of December 31, 2023. In 2024, we paid the finalized purchase price of approximately $12.5 million. Following this December 2023 transaction, RPSFT no longer holds a non-controlling interest in RPCT.

Founder’s Equity

In 2020, RP Holdings issued the RP Holdings Class C Special Interest which entitles the holder, through RPI EPA Vehicle, LLC and other intermediary entities that are ultimately controlled by our founder and Chief Executive Officer, Pablo Legorreta, to receive distributions of Equity Performance Awards (the “Founder’s Equity”).

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Performance Awards (“EPAs”) represent 20% of the Net Economic Profit (as defined below) generated from investments made during each two-year investment period (each, a “Portfolio”). Net Economic Profit is defined as the aggregate cash receipts for all new investments in a Portfolio, less Total Expenses, which is defined as interest expense, operating expense, and recovery of acquisition cost related to that Portfolio. Distributions of EPAs occur only upon the satisfaction of specified performance and return thresholds. EPAs are generally settled in RP Holdings Class B Interests, which are immediately exchanged upon issuance for Class A ordinary shares. A portion of the EPAs may be paid in cash as a tax advance to cover income tax obligations incurred by the beneficial owners of the RP Holdings Class C Special Interest.

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

Prior to 2025, no payments for EPAs were made as certain performance and return thresholds had not been met. In the first quarter of 2025, we began making payments for EPAs as these thresholds were met during the period. In 2025, total EPAs earned were $81.2 million, attributable to Founder’s Equity and Employee EPAs, with settlement consisting of a combination of approximately equal amounts in Class A ordinary shares and cash payments provided as tax advances. The table presented below summarizes the breakdown of total EPAs earned in 2025 (in thousands):

	Year Ended December 31, 2025	Location Recorded in Consolidated Financial Statements
Founder’s Equity(1)	$60,243	Net income attributable to non-controlling interests
Employee EPAs	20,943	Accrued compensation liabilities (reduction of Employee EPAs liability)
Total	$81,186

Form of Settlement
Cash	$42,585	Distributions to continuing non-controlling interests (Founder’s Equity) Payments for Employee EPAs (Employee EPAs)
Shares(2)	$38,601
Total	$81,186
(1)Founder’s Equity includes $38.4 million for Mr. Legorreta’s retained EPAs encompassing all of the 2025 period and $21.8 million attributable to employees’ participation in the EPAs, which were considered part of Founder’s Equity prior to the closing of the Internalization.
(2)Amount represents shares earned in 2025, substantially all of which were settled during the year except for $14.3 million payable as of December 31, 2025, which is expected to be settled in shares during the first quarter of 2026.

Holders of RP Holdings Class E Interests

We issued 24.5 million RP Holdings Class E Interests as part of the transaction consideration for the Internalization, all of which were outstanding as of closing of the Internalization and approximately 24.45 million remained outstanding as of December 31, 2025. The Holders of RP Holdings Class E Interests represent a non-controlling interest. The change in RP Holdings ownership following the issuance of RP Holdings Class E Interests is reflected through Other exchanges in the above table and in our consolidated statements of shareholders’ equity. The Holders of RP Holdings Class E Interests are entitled to any dividends and distributions from RP Holdings pro rata (on a per share basis) and on a pari passu basis with each RP Holdings Class A Interest and RP Holdings Class B Interest. They are also entitled to a pro rata portion (on a per share basis) and on a pari passu basis with each RP Holdings Class A Interest and RP Holdings Class B Interest of RP Holdings’ net assets. Accordingly, we record Net income attributable to non-controlling interests for Holders of RP Holdings Class E Interests based on the weighted average number of RP Holdings Class E Interests outstanding during the period. Upon vesting, the RP Holdings Class E Interests are exchangeable on a one-for-one basis for Royalty Pharma plc Class A ordinary shares. As of December 31, 2025, approximately 2.8 million of RP Holdings Class E Interests have legally vested.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-Controlling Interests Ownership

The changes in RP Holdings ownership among the Continuing Investors Partnerships, the Holders of RP Holdings Class E Interests and us are reflected through Other exchanges in the above tables and in our consolidated statements of shareholders’ equity. These changes typically result from activities during the period, including (1) the exchanges of RP Holding Class B Interests for Class A ordinary shares, (2) retirement of RP Holdings Class A Interests in connection with our repurchase of Class A ordinary shares and (3) the exchanges of RP Holding Class E Interests for Class A ordinary shares.

As of December 31, 2025, the ownership of RP Holdings was as follows: 4% by the Holders of RP Holdings Class E Interests, 22% by the Continuing Investors Partnerships and 74% by Royalty Pharma plc. As of December 31, 2024, the ownership of RP Holdings was as follows: 24% by the Continuing Investors Partnerships and 76% by Royalty Pharma plc. As of December 31, 2023 the ownership of RP Holdings was as follows: 25% by the Continuing Investors Partnerships and 75% by Royalty Pharma plc.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests and RP Holdings Class E Interests are entitled to dividends and distributions from RP Holdings. During 2025, we declared and paid four quarterly cash dividends of $0.22 per Class A ordinary share in an aggregate amount of $378.3 million to holders of our Class A ordinary shares.

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

Out of the seven tranches of the Cytokinetics Commercial Launch Funding, we have funded a total of $275 million under tranches one, four, five and six as of December 31, 2025, including the required minimum draw in April 2025. Tranches two and three are no longer available because the related regulatory milestones were not met. In the fourth quarter of 2025, the contingency for tranche seven was met and up to $175 million became available for Cytokinetics to draw (“Cytokinetics Funding Commitments”) through the fourth quarter of 2026. For tranches one, four, five, six and seven, we expect a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter each tranche was funded. In the fourth quarter of 2023, we began receiving quarterly repayments on tranche one.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We elected the fair value option to account for the Cytokinetics Development Funding and the Cytokinetics Commercial Launch Funding (collectively the “Cytokinetics Funding Arrangements”) as it most accurately reflects the nature of the funding arrangements. The funded Cytokinetics Funding Arrangements are recorded within Available for sale debt securities on the consolidated balance sheets. The Cytokinetics Funding Commitments are recognized at fair value within Other liabilities on the consolidated balance sheets. The changes in the fair value of the funded Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments are recorded within Gains on available for sale debt securities in the consolidated statements of operations.

Further, as part of the expanded funding collaboration in May 2024, we purchased Cytokinetics common stock and provided funding for clinical trials of CK-586 in exchange for a royalty. Lastly, the funding collaboration also included the restructuring of our royalty on Myqorzo, formerly known as aficamten.

MorphoSys Development Funding Bonds

In September 2022, we provided MorphoSys funding of $300 million (“MorphoSys Development Funding Bonds”) for which we began receiving quarterly repayments in the fourth quarter of 2024. MorphoSys was acquired by Novartis in 2024. In January 2025, the MorphoSys Development Funding Bonds were sold for approximately $511 million.

We elected the fair value option to account for the MorphoSys Development Funding Bonds as it most accurately reflects the nature of the instrument. The MorphoSys Development Funding Bonds were recorded within Available for sale debt securities on the consolidated balance sheet. The changes in the fair value of the MorphoSys Development Funding Bonds were recorded within Gains on available for sale debt securities in the consolidated statement of operations.

The table below summarizes our available for sale debt securities recorded at fair value (in thousands):

	Cost	Unrealized Gains	Fair Value	Current Assets	Non-Current Assets	Non-Current Liabilities	Total
As of December 31, 2025
Debt securities(1)	$382,378	$55,422	$437,800	$18,800	$419,000	$—	$437,800
Funding commitments(2)	(14,500)	5,400	(9,100)	—	—	(9,100)	(9,100)
Total	$367,878	$60,822	$428,700	$18,800	$419,000	$(9,100)	$428,700

As of December 31, 2024
Debt securities(1)	$516,329	$235,371	$751,700	$58,200	$693,500	$—	$751,700
Funding commitments(2)	(12,300)	220	(12,080)	—	—	(12,080)	(12,080)
Total	$504,029	$235,591	$739,620	$58,200	$693,500	$(12,080)	$739,620
(1)The cost related to tranches one and six of the Cytokinetics Commercial Launch Funding and the cost for the Cytokinetics Development Funding reflect the fair values on their respective funding dates. As of December 31, 2025 and December 31, 2024, the costs related to tranche four and five of the Cytokinetics Commercial Launch Funding and the cost of the MorphoSys Development Funding Bonds, respectively, represent the amounts funded. The costs are amortized as quarterly repayments are received. The MorphoSys Development Funding Bonds were sold in January 2025.
(2)The costs associated with the Cytokinetics Funding Commitments represent the fair values on their respective transaction dates.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of December 31, 2025				As of December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$383,568	$—	$—	$383,568	$568,317	$—	$—	$568,317
Available for sale debt securities(2)	—	—	18,800	18,800	—	—	58,200	58,200
Total current assets	$383,568	$—	$18,800	$402,368	$568,317	$—	$58,200	$626,517

Equity securities(3)	171,312	—	—	171,312	184,719	—	2,241	186,960
Available for sale debt securities(2)	—	—	419,000	419,000	—	—	693,500	693,500
Cytokinetics R&D Funding Derivative(4)	—	—	—	—	—	—	12,000	12,000
Royalty at fair value(3)	—	—	—	—	—	—	5,323	5,323
Total non-current assets	$171,312	$—	$419,000	$590,312	$184,719	$—	$713,064	$897,783

Liabilities:
Cytokinetics Funding Commitments	—	—	(9,100)	(9,100)	—	—	(12,080)	(12,080)
Total non-current liabilities	$—	$—	$(9,100)	$(9,100)	$—	$—	$(12,080)	$(12,080)
(1)Recorded within Cash and cash equivalents on the consolidated balance sheets.
(2)Related to the funded Cytokinetics Funding Arrangements as of respective balance sheet dates. As of December 31, 2024, amount also included the MorphoSys Development Funding Bonds, which were sold in January 2025.
(3)The amounts reflected within Level 3 as of December 31, 2024 relate to equity securities and a revenue participation right, recorded within Other assets on the consolidated balance sheet, that we acquired from ApiJect Holdings, Inc. (“ApiJect”), a private company. We elected the fair value option to account for our investments in ApiJect because it is more reflective of current values for such investments. We estimated the fair values related to both instruments using a discounted cash flow with Level 3 inputs, including forecasted cash flows and the weighted average cost of capital. In 2025, we wrote off the related balances. No amounts were due from or to ApiJect as of December 31, 2025 and 2024.
(4)Recorded within Other assets on the consolidated balance sheet as of December 31, 2024. Upon adoption of ASU 2025-07 in 2025, the Cytokinetics R&D Funding Derivative qualified for the derivative scope exception and the related derivative asset was derecognized as of January 1, 2025. See Note 2-Summary of Significant Accounting Policies for additional discussion.

For 2025, 2024 and 2023, we recognized losses of $39.6 million and $8.6 million and gains of $55.6 million, respectively, on equity securities still held as of December 31, 2025.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	Year Ended December 31, 2025
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value
Balance at the beginning of the period	$2,241	$751,700	$(12,080)	$12,000	$5,323
Purchases	—	175,000	—	—	—
Changes in fair value(1)	(2,241)	42,679	3,180	—	(5,323)
Sales(2)	—	(510,553)	—	—	—
Settlement of options and forward(3)	—	200	(200)	—	—
Redemptions(4)	—	(21,226)	—	—	—
ASU 2025-07 adoption impact(5)	—	—	—	(12,000)	—
Balance at the end of the period	$—	$437,800	$(9,100)	$—	$—
(1)Changes in fair value of the financial instruments are recorded within their respective financial statement line items in the Other (income)/expense section of the consolidated statements of operations.
(2)The MorphoSys Development Funding Bonds were sold in January 2025.
(3)Amount reflects the fair value attributable to the draws under tranche four and five of the Cytokinetics Commercial Launch Funding that were settled upon funding.
(4)Amount relates to the quarterly repayments on the MorphoSys Development Funding Bonds prior to the sale and on the Cytokinetics Commercial Launch Funding.
(5)Upon adoption of ASU 2025-07 in 2025, the Cytokinetics R&D Funding Derivative qualified for the derivative scope exception and the related derivative asset was derecognized as of January 1, 2025. See Note 2-Summary of Significant Accounting Policies for additional discussion.

	Year Ended December 31, 2024
	Equity Securities	Debt Securities	Funding Commitments	Derivative Instrument	Royalty at Fair Value
Balance at the beginning of the period	$297	$455,400	$(900)	$—	$1,778
Purchases	46,500	150,000	—	18,000	—
Gains/(losses) on initial recognition(1)	—	5,000	(5,000)	—	—
Changes in fair value(2)	1,562	161,086	(6,180)	(6,000)	3,545
Transfer out of Level 3(3)	(46,118)	—	—	—	—
Redemptions(4)	—	(19,786)	—	—	—
Balance at the end of the period	$2,241	$751,700	$(12,080)	$12,000	$5,323
(1)Represents purchase price allocation to arrive at the appropriate fair value on initial recognition.
(2)Changes in fair value of the financial instruments are recorded within their respective financial statement line items in the Other (income)/expense section of the consolidated statement of operations.
(3)Related to the expiration of the transfer restriction on Cytokinetics common stock.
(4)Amount relates to quarterly repayments on tranche one of the Cytokinetics Commercial Launch Funding and the MorphoSys Development Funding Bonds.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 3 measurement as of December 31, 2025 and 2024 in the fair value hierarchy. As of December 31, 2025 and 2024, we did not have any financial instruments recorded at fair value using Level 2 inputs.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cytokinetics Research & Development (“R&D”) Funding Derivative

In May 2024, we funded $50 million upfront in exchange for a royalty on CK-586. We have an option to fund up to an additional $150 million for which we would be eligible to receive milestone payments of up to $150 million upon regulatory approvals and an incremental royalty on CK-586. Upon a change of control event, we have the option to cause Cytokinetics to pay us 1.5 times the initial and additional funding amounts in a lump sum to terminate our rights to receive royalties and milestone payments. This funding arrangement was accounted for as a derivative instrument and recorded at fair value (“Cytokinetics R&D Funding Derivative”) as of December 31, 2024. We adopted ASU 2025-07 in 2025, effective January 1, 2025 and concluded that the Cytokinetics R&D Funding Derivative qualifies for the derivative scope exception. Accordingly, we recorded a $12.0 million cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2025 to derecognize the derivative asset and reflect the CK-586 funding arrangement as R&D expense. See Note 2-Summary of Significant Accounting Policies for additional discussion.

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

Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments

We estimated the fair values of the funded Cytokinetics Funding Arrangements as of December 31, 2025 and 2024 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Funding Arrangements require significant judgment. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by management at any particular date.

We estimated the fair value of the Cytokinetics Funding Commitments as of December 31, 2025 and 2024 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of December 31, 2025 and 2024 this methodology incorporates Level 3 inputs, including the probability of a change of control event occurring during the investment term, an assumed interest rate volatility of 42.5% and 40.0%, respectively, and an assumed risk-adjusted discount rate of 10.9% and 11.1%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Disclosure of Financial Assets Not Measured at Fair Value

Financial royalty assets are not measured at fair value. Instead, they are measured and carried at amortized cost using the effective interest method on the consolidated balance sheets. Financial royalty assets do not include our entire portfolio of investments and specifically exclude the following:

1.development-stage product candidates where the funding was (i) expensed as upfront R&D upon acquisition (e.g., Trodelvy and Nurtec ODT) or (ii) expensed as ongoing R&D (e.g., our funding arrangement for litifilimab with Biogen); and
2.contractual funding arrangements (e.g., the MorphoSys Development Funding Bonds and the Cytokinetics Funding Arrangements), which are accounted for as available for sale debt securities.

We used a Monte Carlo simulation under the option pricing framework to calculate the fair value of our portfolio of financial royalty assets for disclosure given the complexity of our royalty investments, which may include features such as milestone payments, royalty tiers, caps, and floors that could alter the cash flows based on future commercial, clinical or regulatory outcomes. The Monte Carlo model allows us to simulate a range of different outcomes based on various inputs, primarily the underlying projected product sales of each royalty bearing product, to project the cash flows, including royalty receipts and milestone payments, based on each of the simulated sales scenarios. The Monte Carlo methodology also takes volatility at the sales level into consideration. The fair value of financial royalty assets disclosed herein is classified as Level 3 within the fair value hierarchy since it is determined based on inputs that are both significant and unobservable.

As of December 31, 2025, the estimated fair values of the current and non-current portions of financial royalty assets were $0.9 billion and $23.4 billion, respectively. As of December 31, 2025, approximately 7% of the current portion and 7% of the non-current portion of the financial royalty assets was attributable to the legacy non-controlling interests.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets are as follows (in thousands):

		As of December 31, 2025
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 9)	Net Carrying Value(3)
Cystic fibrosis franchise	2039-2041(2)	$4,901,121	$—	$4,901,121
Evrysdi	2035-2036	2,331,262	(494,123)	1,837,139
Voranigo	2038	982,802	—	982,802
Trelegy	2029-2030	993,629	(17,356)	976,273
Imdelltra	2038-2041	924,239	—	924,239
Tremfya	2031-2032	909,607	—	909,607
Other	2025-2042	9,417,689	(2,674,043)	6,743,646
Total		$20,460,349	$(3,185,522)	$17,274,827
Less: Cumulative allowance for credit losses (Note 9)				(211,959)
Total current and non-current financial royalty assets, net				$17,062,868
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
(3)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 9-Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

As of December 31, 2025, the balance of $17.1 billion above for total current and non-current financial royalty assets, net included $1.4 billion in unapproved financial royalty assets held at cost related to frexalimab for $522.6 million and other assets, including primarily olpasiran, pelacarsen, neladalkib and olanzapine (TEV-’749).

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
(4)The net carrying value by asset is presented before the allowance for credit losses. Refer to Note 9-Cumulative Allowance and the Provision for Changes in Expected Cash Flows from Financial Royalty Assets for additional information.

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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses (in thousands):

Activity for the Year
Balance at December 31, 2022(1)	$(2,591,882)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(1,006,933)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	468,562
Write-off of cumulative allowance	87,393
Provision for credit losses, net(2)	(22,285)
Balance at December 31, 2023	$(3,065,145)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(1,438,001)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	805,955
Write-off of cumulative allowance	8,325
Provision for credit losses, net(2)	(100,415)
Balance at December 31, 2024	$(3,789,281)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(687,269)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	956,944
Write-off of cumulative allowance	95,962
Provision for credit losses, net(2)	26,163
Balance at December 31, 2025	$(3,397,481)
(1)Includes $115.4 million related to cumulative allowance for credit losses.
(2)In 2023, the provision expense for credit losses was primarily related to the additions of Adstiladrin and Skytrofa to our portfolio. In 2024, the provision expense for credit losses was primarily related to the addition of Niktimvo to our portfolio. In 2025, the provision income for credit losses was primarily related to Niktimvo as a result of changes in sell-side equity research analysts’ consensus sales forecasts, partially offset by the addition of Imdelltra to our portfolio.

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

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that report on a lag. Management’s estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period. Equity in earnings from the Legacy SLP Interest is recorded within Equity in earnings of equity method investees. We recorded income allocations of $17.0 million, $10.4 million and $4.3 million in 2025, 2024 and 2023, respectively. We collected cash receipts from the Legacy SLP Interest of $74.8 million, $22.7 million and $14.3 million during 2025, 2024 and 2023, respectively.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities. Equity in earnings from the Avillion Entities is recorded within Equity in earnings of equity method investees. We recorded income allocations of $12.1 million, $19.2 million and $24.6 million in 2025, 2024 and 2023, respectively.

On December 19, 2017, the FDA approved a supplemental New Drug Application (“NDA”) for Pfizer’s Bosulif. Avillion I is eligible to receive fixed payments from Pfizer based on this approval under its co-development agreement with Pfizer. The only operations of Avillion I are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer. We received distributions from Avillion I of $13.4 million in each of 2025 and 2024, and $13.6 million in 2023.

In May 2018, we entered into an agreement with Avillion II, which was subsequently amended, to fund a total of $155 million over multiple years for a portion of the costs of Phase 2 and 3 clinical trials to advance Airsupra, formerly known as PT027, which was approved by the FDA in January 2023. Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. In the first quarter of 2023, AstraZeneca notified Avillion II that it elected to pay a fee of $80 million to Avillion II to exercise an option to commercialize Airsupra in the United States and we received our pro rata portion of the exercise fee of $34.8 million from Avillion II. In the fourth quarter of 2024, Airsupra met the primary endpoint in the Phase 3 clinical trial and triggered a milestone payment of $55 million from AstraZeneca to Avillion II, of which we received our pro rata share of approximately $27.4 million in the first quarter of 2025. In the third quarter of 2025, the FDA approval of a supplemental NDA for Airsupra triggered a milestone payable of $22 million from AstraZeneca to Avillion II, of which we received our pro rata share of approximately $10 million in January 2026. We received distributions of $3.0 million and $1.0 million from Avillion II related to the Airsupra royalty in 2025 and 2024, respectively.

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of December 31, 2025 and 2024, we had unfunded commitments related to the Avillion Entities of $10.3 million.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Research and Development Funding Expense

R&D funding expense consists of certain development-stage funding payments that we have made to counterparties to acquire royalties or milestones on product candidates. The payments can be made upfront as milestones upon the achievement of certain predefined criteria, or over time as the related product candidates undergo clinical trials. In the first quarter of 2025, we entered into an R&D funding arrangement with Biogen to provide $250 million over six quarters, including $50 million upfront for the development of litifilimab. We did not enter into any new ongoing R&D funding arrangements in 2024 or 2023.

We recognized R&D funding expense of $452.0 million, $2.0 million and $52.0 million in 2025, 2024 and 2023, respectively. The R&D expense in 2025 is primarily related to an upfront payment of $250.0 million to acquire royalties on daraxonrasib and the R&D funding arrangement for litifilimab. The R&D expense in 2024 related to ongoing development-stage funding payments. The R&D expense in 2023 primarily related to a $50.0 million clinical milestone payment to Cytokinetics for Myqorzo, formerly known as aficamten.

As of December 31, 2025, we had an unfunded commitment of $50 million related to the R&D funding arrangement with Biogen for litifilimab.

12. Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of December 31, 2025	As of December 31, 2024
Senior Unsecured Notes:
$1,000,000, 1.20% (issued at 98.875% of par)	9/2020	9/2025	$—	$1,000,000
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	1,000,000	1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 4.45% (issued at 98.909% of par)	9/2025	3/2031	600,000	—
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$900,000, 5.20% (issued at 97.989% of par)	9/2025	9/2035	900,000	—
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
$500,000, 5.95% (issued at 95.824% of par)	9/2025	9/2055	500,000	—
Term Loan	See below	7/2026	380,000	—
Unamortized debt discount and issuance costs			(229,083)	(187,574)
Total debt carrying value			8,950,917	7,612,426
Less: Current portion of long-term debt			(380,000)	(997,773)
Total long-term debt			$8,570,917	$6,614,653

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We issued $1.3 billion and $6.0 billion of senior unsecured notes in 2021 (the “2021 Notes”) and 2020 (the “2020 Notes” and, collectively with the “2021 Notes”, “2024 Notes” and “2025 Notes”, the “Notes”), respectively. The 2021 Notes and 2020 Notes were issued at a total discount of $176.4 million and we capitalized approximately $52.7 million in debt issuance costs primarily composed of underwriting fees. The 2021 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06%, respectively. The 2020 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.13% and 2.50%, respectively. Through December 31, 2025, we have repaid $2.0 billion of the 2020 Notes upon maturity.

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings and RP Manager, our non-wholly-owned subsidiaries. We are required to comply with certain covenants under our Notes and as of December 31, 2025, we were in compliance with all applicable covenants.

As of December 31, 2025 and 2024, the fair value of our outstanding Notes using Level 2 inputs was approximately $7.9 billion and $6.5 billion, respectively.

Term Loan

In connection with the Internalization, RP Holdings and RP Manager were each joined as a borrower under RPM’s then existing $380 million term loan (the “Term Loan”) with Bank of America, N.A (as amended, the “Loan Agreement”). Pablo Legorreta, Legorreta Investments, LLC and Legorreta Investments II LLC are guarantors under the Term Loan. Upon the closing of the Internalization, RPM was released as a borrower under the Term Loan. In the third quarter of 2025, the Loan Agreement was amended to accelerate the maturity of the Term Loan to July 31, 2026 and decrease the applicable interest rate. Following the amendment, the Term Loan is subject to an interest rate, at our option, of either (i) the Daily SOFR plus 1.25% or (ii) Term SOFR plus 1.25%, each as defined in the Loan Agreement. Interest is payable in arrears quarterly. We made the first interest payment in the third quarter of 2025. As of December 31, 2025, the carrying value of the Term Loan approximates fair value, as the interest rate is variable and reflects current market rates. The Term Loan is subject to certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio, (ii) a Consolidated Coverage Ratio, and (iii) a Consolidated Portfolio Cash Flow Ratio, each as described further below under the description of the Credit Agreement that governs the Revolving Credit Facility.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024 and April 8, 2025, we entered into Amendments No. 4 and 5, respectively, to the Credit Agreement to make certain technical modifications. As of December 31, 2025 and 2024, there were no outstanding borrowings under the Revolving Credit Facility.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Credit Agreement that governs the Revolving Credit Facility and the amended loan agreement that governs the Term Loan contain certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, Portfolio Cash Flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. We were in compliance with the financial covenants as of December 31, 2025.

Uncommitted Credit Facility

In August 2025, we entered into an uncommitted line of credit agreement with Société Générale (the “Uncommitted Credit Facility”) which provides for an aggregate borrowing capacity of up to $350.0 million for general corporate purposes within a quarter. As of December 31, 2025, there were no outstanding borrowings under the Uncommitted Credit Facility.

Principal Payments on the Borrowings

The future principal payments for our borrowings as of December 31, 2025 are as follows (in thousands):

Year	Principal Payments
2026	$380,000
2027	1,000,000
2028	—
2029	500,000
2030	1,000,000
Thereafter	6,300,000
Total(1)	$9,180,000
(1)Excludes unamortized debt discount and issuance costs of $229.1 million as of December 31, 2025, which are amortized through interest expense over the remaining life of the underlying debt obligations.

13. Earnings per Share

In 2025, Class B ordinary shares contingently issuable for the EPAs were evaluated and included in the diluted earnings per share computation as certain conditions were met. In 2024 and 2023, Class B ordinary shares contingently issuable for the EPA were evaluated and were determined not to have any dilutive impact.

In the second quarter of 2025, we issued 24.5 million RP Holdings Class E Interests and an equal number of Royalty Pharma plc Class B ordinary shares which, upon vesting, are exchangeable on a one-for-one basis for Royalty Pharma plc Class A ordinary shares. We use the “if-converted” method to determine the potentially dilutive effect related to the RP Holdings Class E Interests.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the reconciliation of the numerator and denominator used to calculate basic and diluted earnings per Class A ordinary share (in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024	2023
Numerator
Consolidated net income	$1,324,192	$1,330,813	$1,700,088
Less: Net income attributable to the Continuing Investors Partnerships	231,260	276,893	392,726
Less: Net income attributable to the Legacy Investors Partnerships	232,524	194,937	172,528
Less: Net income attributable to the Founder’s Equity(1)	60,243	—	—
Less: Net income attributable to the RP Holdings Class E Interests Holders	29,218	—	—
Net income attributable to Royalty Pharma plc - basic	770,947	858,983	1,134,834
Add: Reallocation of net income attributable to the Continuing Investors Partnerships from the assumed exchanges of Class B ordinary shares	231,260	276,893	392,726
Add: Reallocation of net income attributable to the Holders of RP Holdings Class E Interests from the assumed exchanges of eligible Class B ordinary shares	3,315	—	—
Net income attributable to Royalty Pharma plc - diluted	$1,005,522	$1,135,876	$1,527,560

Denominator
Weighted average Class A ordinary shares outstanding - basic	429,801	448,185	447,601
Add: Dilutive effects as shown separately below
Assumed exchanges of Class B ordinary shares by Continuing Investors Partnerships	132,616	145,911	155,292
Unvested RSUs	14	12	7
Shares contingently issuable for the Equity Performance Awards	270	—	—
Assumed exchanges of eligible Class B ordinary shares by Holders of RP Holdings Class E Interests	1,754	—	—
Weighted average Class A ordinary shares outstanding - diluted	564,455	594,108	602,900

Earnings per Class A ordinary share - basic	$1.79	$1.92	$2.54
Earnings per Class A ordinary share - diluted	$1.78	$1.91	$2.53
(1)Amounts represent the entirety of the EPAs prior to the Internalization and only the Founder’s Equity portion after the Internalization.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash flow from operating activities:
Consolidated net income	$1,324,192	$1,330,813	$1,700,088
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(2,261,152)	(2,149,422)	(2,197,754)
Provision for changes in expected cash flows from financial royalty assets	(295,838)	732,461	560,656
Provision for credit losses on unfunded commitments	89,032	—	—
Share-based compensation	289,894	2,344	2,357
Amortization of debt discount and issuance costs	22,440	19,562	20,499
Losses on derivative financial instruments	—	6,000	2,290
Losses/(gains) on equity securities	21,852	(39,549)	(87,139)
Equity in earnings of equity method investees	(29,089)	(29,611)	(28,882)
Distributions from equity method investees	13,396	13,396	18,823
Amortization of prepaid expenses	6,197	—	—
Gains on available for sale debt securities	(45,859)	(154,906)	(230,840)
Depreciation	3,852	—	—
Other	13,307	1,105	20,912
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	3,354,750	2,983,410	3,201,410
Other royalty income receivable	(2,360)	(4,551)	(1,521)
Other current assets	(7,723)	13,844	3,147
Other assets	276	—	—
Accounts payable and accrued liabilities	(13,928)	(2,290)	6,236
Interest payable	8,934	46,380	(2,480)
Other liabilities	(2,350)	—	—
Net cash provided by operating activities	$2,489,823	$2,768,986	$2,987,802

Non-cash investing and financing activities are summarized below (in thousands):

	Years Ended December 31,
	2025	2024	2023
Milestone payable - Trelegy(1)	$50,000	$50,000	$—
Milestone payable - Erleada(1)	—	18,600	—
Purchase of non-controlling interest in RPCT(2)	—	—	11,375
(1)Related to the achievement of sales-based milestones that were not paid as of December 31, 2025 and 2024.
(2)Related to the purchase of the remaining interest in RPCT held by RPSFT that was not paid as of December 31, 2023. Refer to Note 5-Shareholders’ Equity for additional discussion.

15. Commitments and Contingencies

Revolution Medicines Funding Commitments

In June 2025, we entered into a two part funding arrangement for up to $2 billion with Revolution Medicines, Inc. (“Revolution Medicines”). The funding arrangement is comprised of the purchase of a royalty on daraxonrasib and a senior secured term loan.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The royalty purchase is comprised of five $250 million tranches, totaling up to $1.25 billion. Out of the five tranches, the first tranche was funded upon closing which was recorded as R&D funding expense. Revolution Medicines is required to draw the second tranche upon the occurrence of a certain clinical milestone and has the option to draw the remaining tranches upon the achievement of certain clinical, regulatory, or sales-based milestones. As of December 31, 2025, $1 billion of the royalty remained unfunded.

The term loan is comprised of three $250 million tranches, totaling up to $750 million. Out of the three tranches, Revolution Medicines is required to draw the first tranche upon the occurrence of a certain regulatory milestone and has the option to draw the remaining tranches upon the achievement of certain sales-based milestones. As of December 31, 2025, $750 million of the term loan remained unfunded.

We recorded an allowance for credit losses of $89.0 million within Other liabilities on the consolidated balance sheet and a corresponding provision for credit losses in 2025 within Provision for credit losses on unfunded commitments in the consolidated statements of operations, related to the unfunded portions of the funding arrangements with Revolution Medicines.

Cytokinetics Funding Commitments

As of December 31, 2025, $175 million remained available under the Cytokinetics Funding Commitments.

Leases

In connection with the Internalization, we entered into an operating lease agreement for our office space. The lease agreement has a non-cancelable term through October 31, 2031 and a five-year extension option. The extension option is not recognized as part of our right of use asset and lease liability. As of December 31, 2025, we have recognized $19.1 million of right of use asset within Other assets and $16.1 million of lease liability within Other liabilities on the consolidated balance sheet.

As of December 31, 2025, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

Year	Payments
2026	$4,053
2027	3,776
2028	3,721
2029	3,726
2030	3,755
Thereafter	3,129
Total lease payments	22,160
Less: imputed interest	(2,903)
Present value of lease liabilities	$19,257

Other Commitments

We have commitments to advance funds to counterparties through our investment in the Avillion Entities and R&D arrangements. Please refer to Note 10-Non-Consolidated Affiliates and Note 11-Research and Development Funding Expense for details of these arrangements.

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

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our consolidated balance sheets as of December 31, 2025 and 2024. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

Beginning in the second quarter of 2025, we did not receive from Vertex the full amount of royalty receipts on Alyftrek net sales to which we believe that we are contractually entitled. Accordingly, we commenced the dispute resolution procedures contemplated by the agreements relating to our royalties on Vertex’s cystic fibrosis products. Any amounts receivable by us, if any, in connection with this dispute will be recognized only upon the resolution of the matter in our favor.

16. Related Party Transactions

Internalization

On May 16, 2025, we acquired from the Sellers all of the equity interests in RP Manager. The Sellers included Pablo Legorreta, RPM I, LLC and RP MIP Holdings. Pablo Legorreta was the managing member of the Legacy Manager, holds an interest in us and serves as our Chief Executive Officer and Chairman of our board of directors. The equity interest holders of RP MIP Holdings include our named executive officers. The Sellers received cash and equity consideration, with the equity consideration subject to vesting conditions. Refer to Note 3-Internalization for additional discussion.

Payments to Legacy Manager

Prior to the Internalization, we paid a quarterly operating and personnel payment to RPM or its affiliates pursuant to the Legacy Management Agreement equal to 6.5% of the cash receipts from Royalty Investments (as defined in the Legacy Management Agreement) for such quarter and 0.25% of the value of our security investments under GAAP as of the end of such quarter (“Management Fees”). We also paid certain costs and expenses of RPM. After the Internalization, we no longer pay Management Fees or RPM’s costs and expenses.

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, which is an obligation of Legacy Investors Partnerships, are recognized within General and administrative expenses in the consolidated statements of operations. During 2025, 2024 and 2023, total operating and personnel payments incurred were $115.7 million, $188.6 million and $204.6 million, respectively.

Payments from Legacy Manager

After the Internalization, we entered into an agreement with RPM to provide administrative services in exchange for a fee. In 2025, we did not recognize material income related to this agreement.

ROYALTY PHARMA PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Distributions Payable to Non-Controlling Interests

The Distributions to continuing non-controlling interests includes the contractual cash flows required to be distributed to the Legacy Investors Partnerships based on their non-controlling interest in Old RPI and the unpaid portion of the distributions for Equity Performance Awards attributable to the Founder’s Equity as of quarter end. Refer to Note 5-Shareholders’ Equity for additional discussion of the Equity Performance Awards. The distributions payable to non-controlling interests consists of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Payable to Founder	$6,733	$—
Payable to Legacy Investors Partnerships	66,092	75,811
Total distributions payable to non-controlling interests	$72,825	$75,811

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

As of December 31, 2025 and 2024, the financial royalty asset of $9.4 million and $44.7 million, respectively, on the consolidated balance sheets represented only our right to the future payment streams acquired from BMS.

Other Transactions

In October 2025, we acquired preferred stock in Kailera Therapeutics Inc. (“Kailera”) which was recorded within Other Assets on the consolidated balance sheet as of December 31, 2025. Christopher Hite, our Executive Vice President & Vice Chairman, has served as a director of Kailera since June 2025. This acquisition was conducted in the ordinary course of business and Mr. Hite’s role as a director of Kailera is unrelated to this acquisition. No amounts were due from or to Kailera as of December 31, 2025.

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

In connection with the Exchange Offer, we acquired the Legacy SLP Interest from the Continuing Investors Partnerships in exchange for issuing shares in our subsidiary. As a result, we became a special limited partner in the Legacy Investors Partnerships. The Legacy Investors Partnerships own a non-controlling interest in Old RPI. Refer to Note 10-Non-Consolidated Affiliates for additional discussion of the Legacy SLP Interest and our investments in other non-consolidated entities.

RPIFT owns 27,210 limited partnership interests in the Continuing Investors Partnerships, whose only substantive operations are their investment in our subsidiaries. The total investment of $4.3 million was recorded as treasury interests, of which $1.7 million and $1.6 million were held by non-controlling interests as of December 31, 2025 and 2024, respectively.

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

17. Subsequent Events

In January 2026, we entered into a funding agreement with Teva Pharmaceuticals, a U.S. affiliate of Teva Pharmaceutical Industries Ltd. (“Teva”) to fund up to $500 million to support the development of TEV-‘408, including $75 million to co-fund a Phase 2b study for vitiligo targeted to start in 2026 and, based on future results from Phase 2b in vitiligo, an option to fund an additional $425 million to co-fund the Phase 3 development program.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level, subject to the exclusions described below under “Management’s Report on Internal Control over Financial Reporting.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control-Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

In accordance with guidance issued by the U.S. Securities and Exchange Commission, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of a purchase business combination. Accordingly, we excluded the portion of total general and administrative expenses attributable to cash employee compensation for personnel of Royalty Pharma Manager, LLC, a Delaware limited liability company, which was acquired in the second quarter of 2025. Amounts excluded were 7% of total general and administrative expenses for the year ended December 31, 2025. Given the commonality of controls across the Company and the Royalty Pharma Manager, LLC, all other aspects of the acquired entity’s controls have been included in management’s assessment.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our internal control over financial reporting as of December 31, 2025. Their report is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Item 9B.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fourth quarter of 2025, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements. The following documents are filed as part of this Form 10-K:
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•Notes to the Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements.

15(a)(3) Exhibits.

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/ Period End Date	Filed or Furnished Herewith
2.1	Membership Interests Purchase Agreement, dated January 10, 2025, among Royalty Pharma, LLC, RP Management, LLC, the Sellers named therein and Royalty Pharma Holdings Ltd.	8-K	2.1	1/10/2025
2.2	Amendment No. 1 to the Membership Interests Purchase Agreement, dated April 11, 2025, among Royalty Pharma Holdings Ltd, Royalty Pharma plc and Pablo Legorreta.	8-K	1.1	4/11/2025
3.1	Articles of Association of Royalty Pharma plc	8-K	3.1	5/19/2025
3.2	Articles of Association of Royalty Pharma Holdings Ltd	8-K	3.2	5/19/2025
4.1	Form of Class A Ordinary Share Certificate	S-1/A	4.1	6/11/2020
4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934				x
10.3	Registration Rights Agreement dated June 18, 2020, among the Company and the Persons listed on Schedule A and Schedule B thereto	8-K	10.4	6/19/2020
10.4†	Form of Deed of Indemnity	10-Q	10.4	6/30/2025
10.6#	Amended and Restated Purchase and Sale Agreement, dated November 14, 2014, with the Cystic Fibrosis Foundation Therapeutics Incorporated	S-1/A	10.7	6/2/2020
10.7#	Amendment No. 1 to the Amended and Restated Purchase and Sale Agreement, dated October 13, 2016 with the Cystic Fibrosis Foundation	S-1/A	10.8	6/2/2020
10.8#	Research, Development and Commercialization Agreement, dated May 24, 2004, between the Cystic Fibrosis Foundation Therapeutics Incorporated and Vertex Pharmaceuticals Incorporated, as amended	S-1	10.9	5/22/2020
10.9#	Amendment No. 1 to Research, Development and Commercialization Agreement, dated January 6, 2006 by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.10	5/22/2020

10.10	Amendment No. 2 to Research, Development and Commercialization Agreement, dated January 1, 2006, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.11	5/22/2020
10.11#	Amendment No. 5 to Research, Development and Commercialization Agreement, dated April 1, 2011, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.12	5/22/2020
10.12#	Amendment No. 7 to Research, Development and Commercialization Agreement, dated September 1, 2016, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated	S-1	10.13	5/22/2020
10.15†	Form of Independent Director Equity Incentive Plan	S-1/A	10.15	6/11/2020
10.16	Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.1	9/2/2020
10.17	First Supplemental Indenture, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.2	9/2/2020
10.18	Registration Rights Agreement, dated as of September 2, 2020, among Royalty Pharma plc, Royalty Pharma Holdings Ltd, BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC	8-K	4.9	9/2/2020
10.19#	Amendment No. 2 to the Amended and Restated Purchase and Sale Agreement, dated October 30, 2020, by and among RPI Finance Trust, RPI 2019 Intermediate Finance Trust and Cystic Fibrosis Foundation	8-K	10.1	11/5/2020
10.20	Second Supplemental Indenture, dated as of July 26, 2021, Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.2	7/26/2021
10.22	Third Supplemental Indenture, dated as of June 10, 2024, Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	8-K	4.2	6/10/2024
10.23	Amended and Restated Revolving Credit Agreement, dated as of September 15, 2021, as amended by Amendment No. 1, dated as of October 31, 2022, as amended by Amendment No. 2, dated as of May 16, 2023, as amended by Amendment No. 3, dated as of December 22, 2023, as amended by Amendment No. 4, dated as of January 24, 2024, as amended by Amendment No.5, dated as of April 8,2025. among Royalty Pharma plc, Royalty Pharma Holdings Ltd., Bank of America, N.A., as Administrative Agent, the other parties thereto, and the lenders and issuing banks from time to time party thereto	10-Q	10.1	3/31/2025
10.24	Joinder, Release and First Amendment to Loan Agreement and Loan Documents	8-K	10.1	5/19/2025
10.25	Amended and Restated Exchange Agreement, dated as of May 16, 2025	8-K	10.2	5/19/2025
10.26	Form of Executive Offer Letter	10-Q	10.3	6/30/2025
10.28	Royalty Pharma plc 2025 Equity Incentive Plan	S-8	99.1	5/16/2025
10.29	Fourth Supplemental Indenture, dated as of June 9, 2025, Royalty Pharma plc, Royalty Pharma Holdings Ltd and Wilmington Trust, National Association, as Trustee	10-Q	10.6	6/30/2025
10.30	Fifth Supplemental Indenture, dated as of September 16, 2025, among Royalty Pharma plc, Royalty Pharma Holdings Ltd, Royalty Pharma Manager, LLC and Wilmington Trust, National Association, as Trustee.	8-K	4.3	9/16/2025

10.31†	Offer Letter with George W. Lloyd				x
19.1	Insider Trading Policy				x
21.1	Subsidiaries of the Registrant				x
23.1	Consent of Independent Registered Public Accounting Firm				x
24.1	Power of Attorney (reference is made to the signature page hereto)				x
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act				x
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act				x
32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act				x
97.1	Financial Restatement Compensation Recoupment Policy	10-K	97.1	2/15/2024
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				x
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				x
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

ROYALTY PHARMA PLC
(Registrant)

Date: February 11, 2026	/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: February 11, 2026	/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Terrance Coyne and Arthur McGivern, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Pablo Legorreta	Chairman of the Board, Director & Chief Executive Officer (Principal Executive Officer and Royalty Pharma plc’s authorized representative in the United States)	February 11, 2026
Pablo Legorreta

/s/ Terrance Coyne	Executive Vice President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2026
Terrance Coyne

/s/ Bonnie Bassler	Director	February 11, 2026
Bonnie Bassler

/s/ Vlad Coric	Director	February 11, 2026
Vlad Coric

/s/ Errol De Souza	Director	February 11, 2026
Errol De Souza

/s/ Catherine Engelbert	Director	February 11, 2026
Catherine Engelbert

/s/ Carole Ho	Director	February 11, 2026
Carole Ho

/s/ David Hodgson	Director	February 11, 2026
David Hodgson

/s/ Ted Love	Director	February 11, 2026
Ted Love

/s/ Gregory Norden	Director	February 11, 2026
Gregory Norden

/s/ Elizabeth Weatherman	Director	February 11, 2026
Elizabeth Weatherman