Form 10-Q
period 2026-03-31
Royalty Pharma plc
filed 2026-05-06
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 1, 2026, Royalty Pharma plc had 443,274,104 Class A ordinary shares outstanding and 132,558,100 Class B ordinary shares outstanding.

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

PART 1.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of March 31,	As of December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$586,395	$618,696
Financial royalty assets	779,844	854,386
Available for sale debt securities	21,900	18,800
Other royalty income receivable	27,511	29,316
Other current assets	10,161	6,893
Total current assets	1,425,811	1,528,091

Financial royalty assets, net	16,542,353	16,208,482
Equity securities	173,270	171,312
Available for sale debt securities	406,800	419,000
Equity method investments	265,697	289,968
Goodwill	924,634	924,634
Other assets	76,850	79,293
Total assets	$19,815,415	$19,620,780

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to non-controlling interests	$87,417	$72,825
Accounts payable and accrued liabilities	25,483	19,404
Interest payable	25,302	110,818
Current portion of long-term debt	380,000	380,000
Other current liabilities	17,480	53,164
Total current liabilities	535,682	636,211

Long-term debt	8,576,443	8,570,917
Accrued compensation liabilities	648,672	577,870
Other liabilities	117,785	120,843
Total liabilities	9,878,582	9,905,841
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2026–443,628 and 2025–428,669	45	43
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2026–132,558 and 2025–148,438	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2026–50 and 2025–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2026–427,355 and 2025–411,475	—	—
Additional paid-in capital	4,384,056	4,123,088
Retained earnings	2,507,091	2,356,318
Non-controlling interests	3,048,287	3,238,039
Treasury interests	(2,709)	(2,612)
Total shareholders’ equity	9,936,833	9,714,939

Total liabilities and shareholders’ equity	$19,815,415	$19,620,780

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Income and other revenues
Income from financial royalty assets	$594,992	$539,490
Other royalty income and revenues	35,584	28,757
Total income and other revenues	630,576	568,247

Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(197,485)	(127,140)
Provision for credit losses on unfunded commitments	(3,700)	—
Research and development funding expense	39,790	50,500
General and administrative expenses (includes $122,292 and $703 of share-based compensation expense for the three months ended March 31, 2026 and 2025, respectively; see Note 4)	159,490	110,705
Financial royalty asset impairment	69,443	—
Total operating expense, net	67,538	34,065

Operating income	563,038	534,182

Other (income)/expense
Equity in earnings of equity method investees	(21,758)	(6,443)
Interest expense	93,722	65,261
Losses on equity securities	20,166	45,878
Losses on available for sale debt securities	6,680	3,281
Interest income	(6,229)	(11,290)
Other non-operating expenses, net	2,201	3,062
Total other expense, net	94,782	99,749
Consolidated net income before tax	468,256	434,433
Income tax expense	—	—
Consolidated net income	468,256	434,433

Net income attributable to non-controlling interests	173,566	195,084

Net income attributable to Royalty Pharma plc	$294,690	$239,349

Earnings per Class A ordinary share:
Basic	$0.67	$0.55
Diluted	$0.67	$0.55
Weighted average Class A ordinary shares outstanding:
Basic	436,790	435,480
Diluted	556,837	578,102

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	428,669	$43	148,438	$—	50	$63	411,475	$—	$4,123,088	$2,356,318	$3,238,039	$(2,612)	$9,714,939
Distributions	—	—	—	—	—	—	—	—	—	—	(139,210)	—	(139,210)
Dividends ($0.235 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(104,490)	—	—	(104,490)
Other exchanges	15,737	2	(15,737)	—	—	—	15,737	—	255,920	—	(255,825)	(97)	—
Share-based compensation and share issuances for EPAs, Equity Incentive Plans and forfeiture of shares issued for Internalization	343	—	(143)	—	—	—	143	—	16,017	(251)	31,717	—	47,483
Repurchases of Class A ordinary shares	(1,121)	—	—	—	—	—	—	—	(10,969)	(39,176)	—	—	(50,145)
Net income	—	—	—	—	—	—	—	—	—	294,690	173,566	—	468,256
Balance at March 31, 2026	443,628	$45	132,558	$—	50	$63	427,355	$—	$4,384,056	$2,507,091	$3,048,287	$(2,709)	$9,936,833

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	445,985	$45	143,128	$—	50	$63	392,255	$—	$4,103,482	$2,845,653	$3,395,785	$(2,662)	$10,342,366
ASU 2025-07 adoption impact	—	—	—	—	—	—	—	—	—	(12,000)	—	—	(12,000)
Contributions	—	—	—	—	—	—	—	—	—	—	2,253	—	2,253
Distributions	—	—	—	—	—	—	—	—	—	—	(171,443)	—	(171,443)
Dividends ($0.22 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(95,357)	—	—	(95,357)
Other exchanges	2,258	—	(2,258)	—	—	—	2,258	—	321,661	—	(321,669)	8	—
Share-based compensation and related issuances of Class A ordinary shares	2	—	—	—	—	—	—	—	515	—	—	—	515
Repurchases of Class A ordinary shares	(22,655)	(2)	—	—	—	—	—	—	(215,127)	(507,981)	—	—	(723,110)
Net income	—	—	—	—	—	—	—	—	—	239,349	195,084	—	434,433
Balance at March 31, 2025	425,590	$43	140,870	$—	50	$63	394,513	$—	$4,210,531	$2,469,664	$3,100,010	$(2,654)	$9,777,657

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Cash collections from financial royalty assets	$915,598	$829,737
Cash collections from intangible royalty assets	3,773	177
Other royalty cash collections	33,616	31,759
Distributions from equity method investees	3,722	13,396
Interest received	6,497	12,025
Development-stage funding payments	(25,500)	(50,500)
Payments for operating and professional costs	(36,251)	(101,696)
Payments for Employee EPAs	(9,696)	—
Interest paid	(173,526)	(138,822)
Net cash provided by operating activities	718,233	596,076

Cash flows from investing activities:
Distributions from equity method investees	42,306	36,262
Purchases of equity securities	(22,500)	(4,427)
Proceeds from equity securities	375	—
Proceeds from available for sale debt securities	4,320	12,586
Proceeds from sales of available for sale debt securities	—	510,553
Acquisitions of financial royalty assets	(452,366)	(1,057)
Milestone payments	(50,000)	(50,000)
Net cash (used in)/provided by investing activities	(477,865)	503,917

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(77,973)	(84,625)
Distributions to continuing non-controlling interests	(39,880)	(53,833)
Dividends to shareholders	(104,490)	(95,357)
Repurchases of Class A ordinary shares	(50,100)	(708,781)
Contributions from legacy non-controlling interests - R&D	—	220
Contributions from non-controlling interests - other	—	1,077
Other	(226)	—
Net cash used in financing activities	(272,669)	(941,299)

Net change in cash and cash equivalents	(32,301)	158,694
Cash and cash equivalents, beginning of period	618,696	929,026
Cash and cash equivalents, end of period	$586,395	$1,087,720

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

In the opinion of management, all adjustments considered necessary to present fairly the results of the interim periods have been included and consist of normal and recurring adjustments. Certain information and footnote disclosures have been condensed or omitted as permitted under GAAP. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate our initial public offering (“IPO”). Prior to the Exchange Offer, Royalty Pharma Investments was owned by various partnerships (the “Legacy Investors Partnerships”). Through the Exchange Offer, investors, which represented 82% of the aggregate limited partnership in the Legacy Investors Partnerships, exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP and RPI International Holdings 2019, LP which are part of the Continuing Investors Partnerships. Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Royalty Pharma Investments which entitled us to 82% of the economics of its wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”), and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). In December 2023, we acquired the remaining interest in RPCT owned by Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”).

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

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of financial royalty assets and available for sale debt securities. The majority of our financial royalty assets arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, GSK, Biogen, Roche, Astellas, Pfizer, Johnson & Johnson, AbbVie, Servier, Gilead, Amgen and Alnylam. As of March 31, 2026 and December 31, 2025, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 31% and 32% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant credit losses with respect to the collection of income on our royalty assets.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We adopted ASU 2025-07 in the fourth quarter of 2025 using the modified retrospective transition method, effective January 1, 2025. The only impact of adopting this standard related to the CK-586 research and development (“R&D”) funding arrangement, which we entered into in 2024 and had previously accounted for as a derivative. Upon reassessment under the new guidance, we concluded that the CK-586 funding arrangement qualifies for the derivative scope exception. Accordingly, we recorded a $12.0 million cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2025 to derecognize the derivative asset and reflect the CK-586 funding arrangement as R&D expense. The accompanying condensed consolidated financial statements for the three months ended March 31, 2025 have been recast to reflect the adoption of ASU 2025-07 by removing the losses previously recognized on such derivative. Accordingly, the recast amounts differ from those previously reported in the Company’s Form 10-Q for the three months ended March 31, 2025.

Segment Information

Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews financial information presented on a consolidated basis to allocate resources, evaluate financial performance and make overall operating decisions. As such, we concluded that we operate as one single reportable segment, which is primarily focused on acquiring biopharmaceutical royalties. The measure of segment profit or loss that is most consistent with our condensed consolidated financial statements is consolidated net income. The accounting policies of our single reportable segment are the same as those for the condensed consolidated financial statements. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the condensed consolidated statements of operations. Likewise, the measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As a result of the Internalization, we recognized a liability for the Employee EPAs. The fair value of approximately $422.5 million, measured as of the closing of the Internalization, was considered attributable to service rendered pre-Internalization and was included as part of the purchase price. The fair value of the remaining Employee EPAs is recorded as share-based compensation expense over the corresponding vesting period. The fair value of the Employee EPAs is recognized as a liability within Accrued compensation liabilities on the condensed consolidated balance sheets and is estimated using a Monte Carlo simulation methodology. See Note 4–Share-Based Compensation for additional discussion.

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

Following the Internalization, we no longer pay Management Fees (as defined in Note 16–Related Party Transactions). The Internalization did not result in the recognition of gains or losses in the condensed consolidated statements of operations.

We recorded approximately $28.9 million of acquisition-related costs within General and administrative expenses in the consolidated statement of operations for the year ended December 31, 2025. These costs, primarily related to legal, advisory and professional services, were paid during 2025 and are included within Payments for operating and professional costs on the consolidated statement of cash flows for the year ended December 31, 2025.

4. Share-Based Compensation

Prior to the Internalization, our share-based awards consisted solely of RSUs issued to directors, for which we recognized immaterial share-based compensation expense. As a result of the Internalization, we began to recognize share-based compensation expense related to RP Holdings Class E Interests issued as part of the Internalization, Employee EPAs and Employee RSUs. Share-based compensation expense is comprised of the following (in thousands):

	For the Three Months Ended March 31,
	2026	2025
RP Holdings Class E Interests	$31,717	$—
Employee EPAs	88,704	—
Employee and Director RSUs	1,871	703
Total Share-Based Compensation	$122,292	$703

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

RP Holdings Class E Interests

In connection with the Internalization, approximately 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million as of the Internalization are expensed generally over vesting periods ranging from five to nine years thereafter.

As of March 31, 2026, we had $609.8 million of unrecognized compensation expense related to 18.4 million RP Holdings Class E Interests that are expected to vest over a weighted average period of 5.3 years.

Employee EPAs

In accordance with ASC 718, we account for the Employee EPAs as liability-classified share-based compensation arrangements. The Employee EPAs are subject to a service-based vesting period, generally four years, commencing at the start of each respective Portfolio (as defined in Note 5–Shareholders’ Equity).

We recognized a liability of approximately $422.5 million related to Employee EPAs as of the date of the Internalization. The fair value of the remaining Employee EPAs is recognized as share-based compensation expense over the remaining vesting period. We remeasure the fair value of the Employee EPAs at each reporting date with changes in the fair value recognized as part of share-based compensation expense. As of March 31, 2026 and December 31, 2025, the fair value of Employee EPAs were $648.7 million and $577.9 million, respectively, as recorded within Accrued compensation liabilities on the condensed consolidated balance sheets.

We estimated the fair value of the Employee EPAs using a Monte Carlo simulation methodology under the option pricing framework. Using the Monte Carlo model, we first simulate cash flows for all underlying investments within the respective portfolio, incorporating a range of potential outcomes driven primarily by projected product sales and reflecting features such as milestone payments, royalty tiers, caps and floors, as well as sales-level volatility. Based on these simulated portfolio outcomes, the Monte Carlo model estimates the probability of satisfying the applicable performance and return thresholds that determine Employee EPA payouts.

As of March 31, 2026, we had $105.6 million of unrecognized expense related to the Employee EPAs that are expected to vest over a weighted average period of 1.9 years.

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

5. Shareholders’ Equity

Capital Structure

Royalty Pharma plc has two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. The Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of March 31, 2026, Royalty Pharma plc had 443,628 thousand Class A ordinary shares and 132,558 thousand Class B ordinary shares outstanding.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

An exchange agreement entered into by, among others, Royalty Pharma plc, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP, RPI EPA Vehicle, LLC and certain recipients nominated by the Sellers (as amended from time to time, the “Exchange Agreement”) facilitates the exchange of RP Holdings Class E Interests and the exchange of RP Holdings Class B Interests for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B Interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of Class B ordinary shares as deferred shares. Such deferred shares are non-voting and do not confer a right to participate in our profits or any right to receive dividends. As of March 31, 2026, Royalty Pharma plc had 427,355 thousand deferred shares outstanding.

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

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. The share repurchase program has been approved by our board of directors through June 2027 and shareholders have approved the terms of our share repurchase contracts and counterparties thereto through May 2030. In the first quarter of 2026, we repurchased 1.1 million shares at a cost of approximately $50.1 million. As of March 31, 2026, approximately $1.7 billion remained available under the share repurchase program.

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

Non-Controlling Interests

The changes in the balances of our non-controlling interests are as follows (in thousands):

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	RP Holdings Class E Interests Holders	Total
December 31, 2025	$1,083,319	$1,799,783	$—	$354,937	$3,238,039
Distributions	(92,180)	(25,422)	(15,894)	(5,714)	(139,210)
Other exchanges	—	(222,050)	—	(33,775)	(255,825)
Share-based compensation	—	—	—	31,717	31,717
Net income	63,213	78,049	15,894	16,410	173,566
March 31, 2026	$1,054,352	$1,630,360	$—	$363,575	$3,048,287

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity(1)	Total
December 31, 2024	$1,188,340	$2,207,445	$—	$3,395,785
Contributions	1,264	989	—	2,253
Distributions	(97,906)	(32,061)	(41,476)	(171,443)
Other exchanges	—	(321,669)	—	(321,669)
Net income	76,850	76,758	41,476	195,084
March 31, 2025	$1,168,548	$1,931,462	$—	$3,100,010
(1)Amounts represent the entirety of the EPAs prior to the Internalization.

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

Prior to the Internalization, the service requirement for employee participation in the EPAs was previously tied to services rendered to RPM, which was not a consolidated entity. Accordingly, Founder’s Equity, including the employee participation in the EPAs, was accounted for as non-controlling interest. Post-Internalization, Founder’s Equity only includes Mr. Legorreta’s retained EPAs, which continues to be accounted for as non-controlling interest. The Employee EPAs are accounted for as liability-classified share-based compensation arrangements.

We began making EPA payments in the first quarter of 2025 upon achievement of certain performance and return thresholds. In the first quarter of 2026 and 2025, total EPAs earned were $33.5 million and $41.5 million, respectively. Settlement of the EPAs consist of a combination of approximately equal amounts of Class A ordinary shares and cash payments, which are provided as tax advances. The table below summarizes the components of total EPAs earned (in thousands):

	For the Three Months Ended March 31,		Location Recorded in Condensed Consolidated Financial Statements
	2026	2025
Founder’s Equity(1)	$15,894	$41,476	Net income attributable to non-controlling interests
Employee EPAs	17,624	—	Accrued compensation liabilities (reduction of Employee EPAs liability)
Total	$33,518	$41,476

Form of Settlement
Cash	$18,440	$21,772	Distributions to continuing non-controlling interests (Founder’s Equity) Payments for Employee EPAs (Employee EPAs)
Shares(2)	15,078	19,704
Total	$33,518	$41,476
(1)For the first quarter of 2025, Founder’s Equity includes $19.7 million for Mr. Legorreta’s retained EPAs and $21.8 million attributable to employees’ participation in the EPAs, which were considered part of Founder’s Equity prior to the closing of the Internalization.
(2)Amounts represent shares earned during the respective quarter that are payable at each quarter end. As of March 31, 2026, $15.1 million is expected to be settled in shares in the second quarter of 2026. As of March 31, 2025, $19.7 million was settled in shares in the second quarter of 2025.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Holders of RP Holdings Class E Interests

We issued 24.5 million RP Holdings Class E Interests as part of the transaction for the Internalization, all of which were outstanding at closing of the Internalization and approximately 24.2 million remained outstanding as of March 31, 2026. The Holders of RP Holdings Class E Interests represent a non-controlling interest. The change in RP Holdings ownership following the issuance of RP Holdings Class E Interests is reflected through Other exchanges in the above table and in our condensed consolidated statements of shareholders’ equity. The Holders of RP Holdings Class E Interests are entitled to any dividends and distributions from RP Holdings on a pro rata, per share basis and pari passu with holders of RP Holdings Class A Interests and RP Holdings Class B Interests. They are also entitled to a pro rata portion of RP Holdings’ net assets on the same basis. Accordingly, we record Net income attributable to non-controlling interests for Holders of RP Holdings Class E Interests based on the weighted average number of RP Holdings Class E Interests outstanding during the period. Upon vesting, the RP Holdings Class E Interests are exchangeable on a one-for-one basis for Royalty Pharma plc Class A ordinary shares. As of March 31, 2026, approximately 3.8 million of RP Holdings Class E Interests had legally vested.

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

As of March 31, 2026, the ownership of RP Holdings was as follows: 4% by the Holders of RP Holdings Class E Interests, 19% by the Continuing Investors Partnerships and 77% by Royalty Pharma plc. As of March 31, 2025, the ownership of RP Holdings was as follows: 25% by the Continuing Investors Partnerships and 75% by Royalty Pharma plc.

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests and RP Holdings Class E Interests are entitled to dividends and distributions from RP Holdings. In the first quarter of 2026, we declared and paid one quarterly cash dividend of $0.235 per Class A ordinary share in an aggregate amount of $104.5 million to holders of our Class A ordinary shares.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Out of the seven tranches of the Cytokinetics Commercial Launch Funding, we have funded a total of $275 million under tranches one, four, five and six as of March 31, 2026, including the required minimum draw in April 2025. Tranches two and three are no longer available because the related regulatory milestones were not met. In the fourth quarter of 2025, the contingency for tranche seven was met and up to $175 million became available for Cytokinetics to draw (“Cytokinetics Funding Commitments”) through the fourth quarter of 2026. For tranches one, four, five, six and seven, we expect a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter each tranche was funded. We began receiving quarterly repayments on tranche one and tranche six in the fourth quarter of 2023 and first quarter of 2026, respectively.

We elected the fair value option to account for the Cytokinetics Development Funding and the Cytokinetics Commercial Launch Funding (collectively the “Cytokinetics Funding Arrangements”) as it most accurately reflects the nature of the funding arrangements. The funded Cytokinetics Funding Arrangements are recorded within Available for sale debt securities on the condensed consolidated balance sheets. The Cytokinetics Funding Commitments are recognized at fair value within Other liabilities on the condensed consolidated balance sheets. The changes in the fair value of the funded Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments are recorded within Losses on available for sale debt securities in the condensed consolidated statements of operations.

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

7. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$321,103	$—	$—	$321,103	$383,568	$—	$—	$383,568
Available for sale debt securities(2)	—	—	21,900	21,900	—	—	18,800	18,800
Total current assets	$321,103	$—	$21,900	$343,003	$383,568	$—	$18,800	$402,368

Equity securities	173,270	—	—	173,270	171,312	—	—	171,312
Available for sale debt securities(2)	—	—	406,800	406,800	—	—	419,000	419,000
Total non-current assets	$173,270	$—	$406,800	$580,070	$171,312	$—	$419,000	$590,312

Liabilities:
Cytokinetics Funding Commitments	—	—	(11,000)	(11,000)	—	—	(9,100)	(9,100)
Total non-current liabilities	$—	$—	$(11,000)	$(11,000)	$—	$—	$(9,100)	$(9,100)
(1)Recorded within Cash and cash equivalents on the condensed consolidated balance sheets.
(2)Related to the funded Cytokinetics Funding Arrangements.

For the first quarter of 2026 and 2025, we recognized losses of $20.5 million and $45.9 million, respectively, on equity securities still held as of March 31, 2026.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables presented below summarize the change in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended March 31, 2026
	Debt Securities	Funding Commitments
Balance at the beginning of the period	$437,800	$(9,100)
Changes in fair value(1)	(4,780)	(1,900)
Redemptions(2)	(4,320)	—
Balance at the end of the period	$428,700	$(11,000)
(1)Recorded within Losses on available for sale debt securities in the condensed consolidated statements of operations.
(2)Amount relates to the quarterly repayments on the Cytokinetics Commercial Launch Funding.

	For the Three Months Ended March 31, 2025
	Equity Securities	Debt Securities	Funding Commitments	Royalty at Fair Value
Balance at the beginning of the period	$2,241	$751,700	$(12,080)	$5,323
Changes in fair value(1)	—	2,539	(5,820)	—
Sales(2)	—	(510,553)	—	—
Redemptions(3)	—	(12,586)	—	—
Balance at the end of the period	$2,241	$231,100	$(17,900)	$5,323
(1)Recorded within Losses on available for sale debt securities in the condensed consolidated statements of operations.
(2)We provided funding of $300 million to MorphoSys in 2022 (“MorphoSys Development Funding Bonds”), which we sold in January 2025.
(3)Amount relates to the quarterly repayments on the MorphoSys Development Funding Bonds prior to the sale and the Cytokinetics Commercial Launch Funding.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 3 measurement as of March 31, 2026 and December 31, 2025 in the fair value hierarchy. As of March 31, 2026 and December 31, 2025, we did not have any financial instruments recorded at fair value using Level 2 inputs.

Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments

We estimated the fair values of the funded Cytokinetics Funding Arrangements as of March 31, 2026 and December 31, 2025 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Funding Arrangements require significant judgment. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by us at any particular date.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We estimated the fair value of the Cytokinetics Funding Commitments as of March 31, 2026 and December 31, 2025 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of March 31, 2026 and December 31, 2025 this methodology incorporates Level 3 inputs, including the probability of a change of control event occurring during the investment term, an assumed interest rate volatility of 42.5% as of each date and an assumed risk-adjusted discount rate of 11.8% and 10.9%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Fair Value Disclosure of Financial Assets Not Measured at Fair Value

Financial royalty assets are not measured at fair value. Instead, they are measured and carried at amortized cost using the effective interest method on the condensed consolidated balance sheets. Financial royalty assets do not include our entire portfolio of investments, and specifically exclude the following:

1.development-stage product candidates where the funding was (i) expensed as upfront R&D upon acquisition (e.g., Trodelvy and Nurtec ODT) or (ii) expensed as ongoing R&D (e.g., our funding arrangement for litifilimab with Biogen); and
2.contractual funding arrangements (e.g., the Cytokinetics Funding Arrangements), which are accounted for as available for sale debt securities.

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

As of March 31, 2026, the estimated fair values of the current and non-current portions of financial royalty assets were $0.8 billion and $23.9 billion, respectively. As of March 31, 2026, approximately 10% of the current portion and 6% of the non-current portion of the financial royalty assets was attributable to the legacy non-controlling interests.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets are as follows (in thousands):

		As of March 31, 2026
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 9)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$4,836,196	$—	$4,836,196
Evrysdi	2035-2036	2,307,411	(389,643)	1,917,768
Voranigo	2038	979,753	—	979,753
Tysabri	(3)	1,088,300	(143,935)	944,365
Trelegy	2029-2030	935,020	—	935,020
Imdelltra	2038-2041	926,780	—	926,780
Other	2026-2042	8,969,956	(1,982,732)	6,987,224
Total		$20,043,416	$(2,516,310)	$17,527,106
Less: Cumulative allowance for credit losses (Note 9)				(204,909)
Total current and non-current financial royalty assets, net				$17,322,197
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

As of March 31, 2026, the balance of $17.3 billion above for total current and non-current financial royalty assets, net included $1.4 billion in unapproved financial royalty assets held at cost related to frexalimab for $522.6 million and other assets, including primarily olpasiran, pelacarsen, neladalkib and olanzapine (TEV-’749).

In the first quarter of 2026, we recorded $69.4 million of non-cash impairment charges related to Tazverik following announcements by Ipsen and Eisai in March 2026 of the voluntary withdrawal of Tazverik across all indications and markets. The impairment charge was recorded within Financial royalty asset impairment in the condensed consolidated statement of operations.

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
(1)Durations shown represent our estimates as of December 31, 2025 of when a royalty will substantially end, which may vary by geography and may depend on clinical trial results, regulatory approvals, contractual terms, commercial developments, estimates of regulatory exclusivity and patent expiration dates (which may include estimated patent term extensions) or other factors. There can be no assurances that our royalties will expire when expected.
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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses (in thousands):

Activity for the Period
Balance at December 31, 2025(1)	$(3,397,481)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(96,221)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	286,656
Write-off of cumulative allowance(2)	478,777
Current period provision for credit losses, net	7,050
Balance at March 31, 2026	$(2,721,219)
(1)Includes $212.0 million related to cumulative allowance for credit losses.
(2)Primarily relates to amounts removed from the cumulative allowance due to changes in expected cash flows associated with Tazverik as a result of the gross write-off of the related $548.3 million financial royalty asset.

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

The income allocation from the Legacy SLP Interest is based on an estimate as the Legacy Investors Partnerships are private partnerships that report on a lag. Our estimate of equity in earnings from the Legacy SLP Interest for the current period will be updated for historical results in the subsequent period.

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because RPIFT has the ability to exercise significant influence over the Avillion Entities.

Avillion I’s only operations are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer under its co-development agreement, following the FDA's approval of a supplemental New Drug Application (“NDA”) for Pfizer’s Bosulif in December 2017.

Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. Under our agreement with Avillion II, as amended, we agreed to fund a total of $155 million over multiple years for a portion of the costs of Phase 2 and 3 clinical trials to advance Airsupra. Following the FDA’s approval of Airsupra in 2023, we began receiving distributions from Avillion II related to the Airsupra royalty in the first quarter of 2025.

Our maximum exposure to loss at any particular reporting date is limited to the carrying value of our equity method investments plus the unfunded commitments. As of March 31, 2026 and December 31, 2025, we had unfunded commitments related to the Avillion Entities of $10.3 million.

Equity in earnings is recorded within Equity in earnings of equity method investees on the condensed consolidated statements of operations and cash distributions are recorded within Distributions from equity method investees on the condensed consolidated statements of cash flows. The following tables summarize equity in earnings and cash distributions from our equity method investees (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Equity in (earnings)/losses of equity method investees
The Legacy SLP Interest	$(5,688)	$(8,195)
The Avillion Entities	(16,070)	1,752
Total	$(21,758)	$(6,443)

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Distributions from equity method investees
The Legacy SLP Interest	$6,059	$8,337
Avillion I	13,396	13,396
Avillion II(1)	26,573	27,925
Total	$46,028	$49,658
(1)For the first quarter of 2026, amount includes approximately $10.3 million, representing our pro rata portion of the $22 million milestone payment Avillion II received from AstraZeneca following the FDA's approval of a supplemental NDA for Airsupra. For the first quarter of 2025, amount includes approximately $27.4 million, representing our pro rata portion of the $55 million milestone payment Avillion II received from AstraZeneca following Airsupra meeting the primary endpoint in the Phase 3 clinical trial.

11. Research and Development Funding Expense

R&D funding expense consists of certain development-stage funding payments that we have made to counterparties to acquire royalties or milestones on product candidates. The payments can be made upfront, as milestones upon the achievement of certain predefined criteria, or over time as the related product candidates undergo clinical trials.

In the first quarter of 2026, R&D funding expense of $39.8 million was primarily related to litifilimab and TEV-’408. In the first quarter of 2025, R&D funding expense of $50.5 million was primarily related to litifilimab.

Below summarizes our ongoing R&D funding arrangements as of March 31, 2026 (in thousands):

Product Candidates	Counterparties	Total Commitments	Funding Timing	Unfunded Commitments
JNJ‑4804	Johnson & Johnson	$500,000	Eight fixed quarterly payments commencing in the second quarter of 2026	$500,000
TEV-’408(1)	Teva Pharmaceuticals	75,000	Variable quarterly payments commencing in second quarter of 2026	75,000
Litifilimab	Biogen	250,000	Six fixed quarterly payments commencing in first quarter of 2025	25,000
Total		$825,000		$600,000
(1)In the first quarter of 2026, we entered into an R&D funding arrangement with Teva Pharmaceuticals, a U.S. affiliate of Teva Pharmaceutical Industries Ltd, for TEV-’408 for up to $500 million. Under the agreement, we agreed to co-fund a Phase 2b study for vitiligo for up to $75 million and have the option to provide up to an additional $425 million to co-fund the Phase 3 development program based on the results of the Phase 2b study. In the first quarter of 2026, we accrued $14.3 million of R&D funding expense for our portion of estimated costs incurred for the Phase 2b study, which is recorded within Other current liabilities on the condensed consolidated balance sheet and is expected to be paid in the second quarter of 2026.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of March 31, 2026	As of December 31, 2025
Senior Unsecured Notes:
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	$1,000,000	$1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 4.45% (issued at 98.909% of par)	9/2025	3/2031	600,000	600,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$900,000, 5.20% (issued at 97.989% of par)	9/2025	9/2035	900,000	900,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
$500,000, 5.95% (issued at 95.824% of par)	9/2025	9/2055	500,000	500,000
Term Loan	See below	7/2026	380,000	380,000
Unamortized debt discount and issuance costs			(223,557)	(229,083)
Total debt carrying value			8,956,443	8,950,917
Less: Current portion of long-term debt			(380,000)	(380,000)
Total long-term debt			$8,576,443	$8,570,917

Senior Unsecured Notes

In September 2025, we issued $2.0 billion of senior unsecured notes (the “2025 Notes”). The 2025 Notes were issued at a total discount of $45.5 million and we capitalized approximately $16.2 million in debt issuance costs, primarily comprised of underwriting fees. The 2025 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 5.16% and 5.61%, respectively.

We issued $1.5 billion, $1.3 billion and $6.0 billion of senior unsecured notes in 2024 (the “2024 Notes”), 2021 (the “2021 Notes”) and 2020 (the “2020 Notes” and, collectively with the “2021 Notes”, “2024 Notes” and “2025 Notes”, the “Notes”), respectively. The 2024 Notes, 2021 Notes and 2020 Notes were issued at a total discount of $205.2 million and we capitalized approximately $65.3 million in debt issuance costs primarily comprised of underwriting fees. The 2024 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 5.48% and 5.92%, respectively. The 2021 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06%, respectively. The 2020 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.13% and 2.50%, respectively. Through March 31, 2026, we have repaid $2.0 billion of the 2020 Notes upon maturity.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings and RP Manager, our non-wholly owned subsidiaries. We are required to comply with certain covenants under our Notes and as of March 31, 2026, we were in compliance with all applicable covenants.

As of March 31, 2026 and December 31, 2025, the fair value of our outstanding Notes using Level 2 inputs was approximately $7.7 billion and $7.9 billion, respectively.

Term Loan

In connection with the Internalization, RP Holdings and RP Manager were each joined as a borrower under RPM’s then existing $380 million term loan (the “Term Loan”) with Bank of America, N.A (as amended, the “Loan Agreement”). Pablo Legorreta, Legorreta Investments, LLC and Legorreta Investments II LLC are guarantors under the Term Loan. Upon the closing of the Internalization, RPM was released as a borrower under the Term Loan. In the third quarter of 2025, the Loan Agreement was amended to accelerate the maturity of the Term Loan to July 31, 2026 and decrease the applicable interest rate. Following the amendment, the Term Loan is subject to an interest rate, at our option, of either (i) the Daily SOFR plus 1.25% or (ii) Term SOFR plus 1.25%, each as defined in the Loan Agreement. Interest is payable in arrears quarterly. We made the first interest payment in the third quarter of 2025. As of March 31, 2026 and December 31, 2025, the carrying value of the Term Loan approximates fair value, respectively, as the interest rate is variable and reflects current market rates. The Term Loan is subject to certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio, (ii) a Consolidated Coverage Ratio, and (iii) a Consolidated Portfolio Cash Flow Ratio, each as described further below under the description of the Credit Agreement that governs the Revolving Credit Facility.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024 and April 8, 2025, we entered into Amendments No. 4 and 5, respectively, to the Credit Agreement to make certain technical modifications. As of March 31, 2026 and December 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

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

The Credit Agreement that governs the Revolving Credit Facility and the amended loan agreement that governs the Term Loan contain certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, Portfolio Cash Flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. We were in compliance with the financial covenants as of March 31, 2026.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Uncommitted Credit Facility

In August 2025, we entered into an uncommitted line of credit agreement with Société Générale (the “Uncommitted Credit Facility”) which provides for an aggregate borrowing capacity of up to $350.0 million for general corporate purposes within a quarter. As of March 31, 2026 and December 31, 2025, there were no outstanding borrowings under the Uncommitted Credit Facility, respectively.

Principal Payments on the Borrowings

The future principal payments for our borrowings as of March 31, 2026 are as follows (in thousands):

Year	Principal Payments
Remainder of 2026	$380,000
2027	1,000,000
2028	—
2029	500,000
2030	1,000,000
Thereafter	6,300,000
Total(1)	$9,180,000
(1)Excludes unamortized debt discount and issuance costs of $223.6 million as of March 31, 2026, which are amortized through interest expense over the remaining life of the underlying debt obligations.

13. Earnings per Share

In the first quarter of 2026 and 2025, Class B ordinary shares contingently issuable for the EPAs were evaluated and included in the diluted earnings per share computation as certain conditions were met.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the reconciliation of the numerator and denominator used to calculate basic and diluted earnings per Class A ordinary share (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Numerator
Consolidated net income(1)	$468,256	$434,433
Less: Net income attributable to the Continuing Investors Partnerships	78,049	76,758
Less: Net income attributable to the Legacy Investors Partnerships	63,213	76,850
Less: Net income attributable to the Founder’s Equity(2)	15,894	41,476
Less: Net income attributable to the RP Holdings Class E Interests Holders	16,410	—
Net income attributable to Royalty Pharma plc - basic	294,690	239,349
Add: Reallocation of net income attributable to the Continuing Investors Partnerships from the assumed exchanges of Class B ordinary shares	78,049	76,758
Add: Reallocation of net income attributable to the Holders of RP Holdings Class E Interests from the assumed exchanges of eligible Class B ordinary shares	2,484	—
Net income attributable to Royalty Pharma plc - diluted	$375,223	$316,107

Denominator
Weighted average Class A ordinary shares outstanding - basic	436,790	435,480
Add: Dilutive effects as shown separately below
Assumed exchanges of Class B ordinary shares by the Continuing Investors Partnerships	115,840	141,974
Unvested RSUs	163	48
Shares contingently issuable for the Equity Performance Awards	358	600
Assumed exchanges of eligible Class B ordinary shares by the Holders of RP Holdings Class E Interests	3,686	—
Weighted average Class A ordinary shares outstanding - diluted	556,837	578,102

Earnings per Class A ordinary share - basic	$0.67	$0.55
Earnings per Class A ordinary share - diluted	$0.67	$0.55
(1)Consolidated net income for 2025 has been recast as a result of the adoption of ASU 2025-07. See Note 2–Summary of Significant Accounting Policies for further details.
(2)Amounts for 2025 includes Mr. Legorreta’s retained EPAs and employees’ participation in the EPAs, which were considered part of Founder’s Equity prior to the closing of the Internalization.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Consolidated net income(1)	$468,256	$434,433
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(594,992)	(539,490)
Provision for changes in expected cash flows from financial royalty assets	(197,485)	(127,140)
Provision for credit losses on unfunded commitments	(3,700)	—
Share-based compensation	121,992	515
Amortization of debt discount and issuance costs	5,712	5,281
Losses on equity securities	20,166	45,878
Equity in earnings of equity method investees	(21,758)	(6,443)
Distributions from equity method investees	3,722	13,396
Amortization of prepaid expenses	1,958	—
Losses on available for sale debt securities	6,680	3,281
Depreciation	1,171	—
Financial royalty asset impairment	69,443	—
Other	1,889	1,104
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	915,598	829,737
Other royalty income receivable	1,805	3,171
Other current assets	(5,226)	1,108
Other assets	319	—
Accounts payable and accrued liabilities	(5,079)	10,086
Interest payable	(85,516)	(78,841)
Other current liabilities	14,289	—
Other liabilities	(1,011)	—
Net cash provided by operating activities	$718,233	$596,076
(1)Consolidated net income for 2025 has been recast as a result of the adoption of ASU 2025-07. See Note 2–Summary of Significant Accounting Policies for further details.

15. Commitments and Contingencies

Revolution Medicines Funding Commitments

In June 2025, we entered into a two part funding arrangement for up to $2 billion with Revolution Medicines, Inc. (“Revolution Medicines”). The funding arrangement is comprised of the purchase of a royalty on daraxonrasib and a senior secured term loan.

The royalty purchase is comprised of five $250 million tranches, totaling up to $1.25 billion. Out of the five tranches, the first tranche was funded upon closing and recorded as R&D funding expense. Revolution Medicines is required to draw the second tranche upon the occurrence of a certain clinical milestone and has the option to draw the remaining tranches upon the achievement of certain clinical, regulatory, or sales-based milestones. As of March 31, 2026, $1 billion of the royalty remained unfunded. Following Revolution Medicines’ announcement in April 2026 of positive Phase 3 results from its RASolute 302 trial of daraxonrasib, we funded the required second tranche of $250 million on May 4, 2026.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The term loan is comprised of three $250 million tranches, totaling up to $750 million. Out of the three tranches, Revolution Medicines is required to draw the first tranche upon the occurrence of a certain regulatory milestone and has the option to draw the remaining tranches upon the achievement of certain sales-based milestones. As of March 31, 2026, $750 million of the term loan remained unfunded.

As of March 31, 2026 and December 31, 2025, we recorded an allowance for credit losses of $85.3 million and $89.0 million, respectively, related to the unfunded portions of the funding arrangements with Revolution Medicines. These amounts are recorded within Other liabilities on the condensed consolidated balance sheets. The provision for credit losses recognized in the period is recorded within Provision for credit losses on unfunded commitments in the condensed consolidated statement of operations.

Cytokinetics Funding Commitments

As of March 31, 2026, $175 million remained available under the Cytokinetics Funding Commitments.

Leases

In connection with the Internalization, we entered into an operating lease agreement for our office space. The lease agreement has a non-cancelable term through October 31, 2031 and a five-year extension option. The extension option is not recognized as part of our right of use asset and lease liability. The right of use asset is recorded within Other assets and the lease liability is recorded within Other liabilities on the condensed consolidated balance sheets. As of March 31, 2026, we recognized $18.3 million of right of use asset and $15.3 million of lease liability. As of December 31, 2025, we recognized $19.1 million of right of use asset and $16.1 million of lease liability.

As of March 31, 2026, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

Year	Payments
Remainder of 2026	$3,041
2027	3,789
2028	3,721
2029	3,726
2030	3,755
Thereafter	3,129
Total lease payments	21,161
Less: imputed interest	(2,669)
Present value of lease liabilities	$18,492

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

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

16. Related Party Transactions

Internalization

On May 16, 2025, we acquired from the Sellers all of the equity interests in RP Manager. The Sellers included Pablo Legorreta, RPM I, LLC and RP MIP Holdings. Pablo Legorreta was the managing member of the Legacy Manager, holds an interest in us, and serves as our Chief Executive Officer and Chairman of our board of directors. The equity interest holders of RP MIP Holdings include our named executive officers. The Sellers received cash and equity consideration, with the equity consideration subject to vesting conditions. Refer to Note 3–Internalization for additional discussion.

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

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, which is an obligation of Legacy Investors Partnerships, are recognized within General and administrative expenses in the condensed consolidated statements of operations. During the first quarter of 2026 and 2025, total operating and personnel payments incurred were $1.0 million and $89.8 million, respectively.

Payments from Legacy Manager

After the Internalization, we entered into an agreement with RPM to provide administrative services in exchange for a fee. In the first quarter of 2026, we did not recognize material income related to this agreement.

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

	As of March 31, 2026	As of December 31, 2025
Payable to Founder	$7,150	$6,733
Payable to Legacy Investors Partnerships	80,267	66,092
Total distributions payable to non-controlling interests	$87,417	$72,825

Other Transactions

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

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations, cash flows, other changes in financial condition and business performance. MD&A is provided as a supplement to, and should be read in conjunction with, our 2025 Annual Report on Form 10-K and the condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Form 10-Q. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Special Note Regarding Forward-Looking Statements included elsewhere in this Quarterly Report on Form 10-Q and in Part II, Item 1A. Risk Factors.

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

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta and Alyftrek, GSK’s Trelegy, Biogen’s Tysabri and Spinraza, Roche’s Evrysdi, Astellas and Pfizer’s Xtandi, Johnson & Johnson’s Tremfya, AbbVie and Johnson & Johnson’s Imbruvica, Servier’s Voranigo, Gilead’s Trodelvy, Amgen’s Imdelltra and Alnylam’s Amvuttra, among others, and 19 development-stage product candidates.

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

We consummated an exchange offer on February 11, 2020 (the “Exchange Offer”) to facilitate our initial public offering (“IPO”). Prior to the Exchange Offer, Royalty Pharma Investments was owned by various partnerships (the “Legacy Investors Partnerships”). Through the Exchange Offer, investors, which represented 82% of the aggregate limited partnership in the Legacy Investors Partnerships, exchanged their limited partnership interests in the Legacy Investors Partnerships for limited partnership interests in RPI US Partners 2019, LP and RPI International Holdings 2019, LP which are part of the Continuing Investors Partnerships. Following the Exchange Offer, we became the indirect owner of an 82% economic interest in Royalty Pharma Investments which entitled us to 82% of the economics of its wholly-owned subsidiary RPI Finance Trust, a Delaware statutory trust (“RPIFT”) and 66% of Royalty Pharma Collection Trust, a Delaware statutory trust (“RPCT”). In December 2023, we acquired the remaining interest in RPCT owned by Royalty Pharma Select Finance Trust, a Delaware statutory trust (“RPSFT”).

Prior to the Internalization (as defined below), we were externally managed by RP Management, LLC, a Delaware limited liability company (the “Legacy Manager” or “RPM”), pursuant to advisory and management agreements (collectively, the “Legacy Management Agreement”).

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

The royalty payor that accounted for greater than 10% of our total income and other revenues is shown in the table below:

		For the Three Months Ended March 31,
Royalty Payor	Royalty	2026	2025
Vertex	Cystic fibrosis franchise	34%	34%

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

Provision for credit losses on unfunded commitments

The provision for credit losses on unfunded commitments, a non-cash item, represents the current expected credit losses on the unfunded portions of our funding arrangements with Revolution Medicines, Inc. (“Revolution Medicines”). Because we have limited protective rights with respect to each unfunded portion once the committed funding is provided, we are required to recognize an allowance for current expected credit losses based on our estimate of probability of future funding. We estimate this allowance using the probability of default and loss given default method. We are required to reassess our estimate of current expected credit losses as of each reporting date and any subsequent change to such allowance, which can be income or expense, is reflected within Provision for credit losses on unfunded commitments in the condensed consolidated statements of operations.

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

1.Approximately 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million, which are expensed over vesting periods on a straight-line basis of generally five to nine years. As of March 31, 2026, we had $609.8 million of unrecognized compensation expense related to 18.4 million RP Holdings Class E Interests that are expected to vest over a weighted average period of 5.3 years.

2.The vesting of the Employee EPAs over their remaining service periods and the subsequent change in their fair value. The fair value of the Employee EPAs is driven by the performance of the investments within the Portfolio and will fluctuate based on the timing and amount of investments made during the investment period as well as the actual and expected returns on the investments.

Additionally, as each new Portfolio commences after the Internalization, any related Employee EPAs will also be recognized as share-based compensation expense over the required service periods of generally four years and included within General and administrative expenses in the condensed consolidated statement of operations. Lastly, G&A expenses include rent, legal fees and other expenses for professional services.

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

Other expense, net

Other expense, net primarily includes the changes in fair value of our equity securities and available for sale debt securities, including related forwards and funding commitments, and interest income.

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

The net income attributable to the continuing non-controlling interests related to the Continuing Investors Partnerships and the Holders of RP Holdings Class E Interests is expected to decline over time if the investors who indirectly own the RP Holdings Class B Interests and RP Holdings Class E Interests, respectively, conduct exchanges for our Class A ordinary shares.

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

Further, the net income attributable to the continuing non-controlling interests includes EPAs attributable to Founder’s Equity.

Results of Operations

Our historical results of operations for 2025 have been recast to reflect the adoption of ASU 2025-07 by removing the losses previously recognized on derivative. The comparison of our historical results of operations is as follows (in thousands):

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
Income and other revenues
Income from financial royalty assets	$594,992	$539,490	55,502	10.3
Other royalty income and revenues	35,584	28,757	6,827	23.7
Total income and other revenues	630,576	568,247	62,329	11.0
Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(197,485)	(127,140)	(70,345)	55.3
Provision for credit losses on unfunded commitments	(3,700)	—	(3,700)	n/a
Research and development funding expense	39,790	50,500	(10,710)	(21.2)
General and administrative expenses	159,490	110,705	48,785	44.1
Financial royalty asset impairment	69,443	—	69,443	n/a
Total operating expense, net	67,538	34,065	33,473	98.3
Operating income	563,038	534,182	28,856	5.4
Other (income)/expense
Equity in earnings of equity method investees	(21,758)	(6,443)	(15,315)	237.7
Interest expense	93,722	65,261	28,461	43.6
Other expense, net	22,818	40,931	(18,113)	(44.3)
Total other expense, net	94,782	99,749	(4,967)	(5.0)
Consolidated net income	468,256	434,433	33,823	7.8
Net income attributable to non-controlling interests	173,566	195,084	(21,518)	(11.0)
Net income attributable to Royalty Pharma plc	$294,690	$239,349	55,341	23.1

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products is as follows, in order of contribution to income for the first quarter of 2026 (in thousands):

	For the Three Months Ended March 31,		Change
	2026	2025	$	%
Cystic fibrosis franchise	$211,981	$195,115	16,866	8.6
Evrysdi	55,715	51,777	3,938	7.6
Tremfya	46,690	38,125	8,565	22.5
Voranigo	43,790	30,526	13,264	43.5
Trelegy	39,072	34,777	4,295	12.4
Tysabri	26,968	31,327	(4,359)	(13.9)
Other products	170,776	157,843	12,933	8.2
Total income from financial royalty assets	$594,992	$539,490	55,502	10.3

Income from financial royalty assets increased by $55.5 million, or 10.3%, in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to $19.3 million of interest income from Imdelltra, which was acquired in the third quarter of 2025 and is reflected within other products in the above table, as well as increases in interest income from the cystic fibrosis franchise and Voranigo. The increase in income from the cystic fibrosis franchise was primarily driven by higher interest income following the reversal of the allowance for changes in expected cash flows related to the FDA approval of Alyftrek in the fourth quarter of 2024. The increase from Voranigo reflects the asset’s strong performance since its FDA approval in August 2024.

Other royalty income and revenues

Other royalty income and revenues increased by $6.8 million, or 23.7%, in the first quarter of 2026 as compared to the first quarter of 2025, primarily driven by income from fully amortized financial royalty assets.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
Royalty		Royalty
Evrysdi	$(104,480)	Cystic fibrosis franchise	$(234,421)
Tysabri	(91,388)	Trelegy	(66,647)
Xtandi	(41,679)	Xtandi	(20,799)
Trelegy	(17,356)	Evrysdi	122,301
Adstiladrin	56,226	Tremfya	61,048
Other	8,242	Other	24,884
Total provision, exclusive of provision for credit losses	(190,435)	Total provision, exclusive of provision for credit losses	(113,634)
Provision for current expected credit losses	(7,050)	Provision for current expected credit losses	(13,506)
Total provision	$(197,485)	Total provision	$(127,140)

In the first quarter of 2026, we recorded provision income of $197.5 million, comprised of $190.4 million in provision income for changes in expected cash flows and $7.1 million in provision income for current expected credit losses. We recorded provision income for changes in expected cash flows primarily related to Evrysdi, Tysabri and Xtandi due to increases in sell-side equity research analysts’ consensus sales forecasts, partially offset by provision expense related to Adstiladrin due to changes in sales forecasts.

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

Provision for credit losses on unfunded commitments

Provision for credit losses on unfunded commitments was $3.7 million in the first quarter of 2026, related to our funding arrangement with Revolution Medicines entered into in June 2025.

R&D funding expense

R&D funding expense decreased by $10.7 million, or 21.2% in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to lower R&D funding for litifilimab, partially offset by R&D expense for TEV-’408.

G&A expenses

G&A expenses increased by $48.8 million, or 44.1%, in the first quarter of 2026 as compared to the first quarter of 2025, primarily driven by additional share-based compensation expenses recognized following the Internalization which was completed on May 16, 2025. G&A expenses in the first quarter of 2025 primarily consisted of Management Fees, including a $33.0 million payment related to the sale of the MorphoSys Development Funding Bonds.

Financial royalty asset impairment

We recognized a financial royalty asset impairment charge of $69.4 million in the first quarter of 2026 related to Tazverik following announcements by Ipsen and Eisai in March 2026 of the voluntary withdrawal of Tazverik across all indications and markets. We did not recognize impairment charges in the first quarter of 2025.

Equity in earnings of equity method investees

Equity in earnings of equity method investees increased by $15.3 million, or 237.7%, in the first quarter of 2026 as compared to the first quarter of 2025. Equity in earnings of equity method investees in the first quarter of 2026 was primarily driven by a $15.2 million gain related to our portion of the Airsupra sales-based milestone that the Avillion Entities received from AstraZeneca. Equity in earnings of equity method investees in the first quarter of 2025 was primarily driven by an income allocation from the Legacy SLP Interest of $8.2 million.

Interest expense

Interest expense increased by $28.5 million, or 43.6%, in the first quarter of 2026 as compared to the first quarter of 2025, primarily driven by the issuance of $2.0 billion of senior unsecured notes in September 2025 and the $380 million term loan that we assumed as part of the Internalization. The weighted average coupon rate on our senior unsecured notes outstanding as of March 31, 2026 and 2025 was 3.75% and 3.06%, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of our debt financing arrangements.

Other expense, net

Other expense, net of $22.8 million in the first quarter of 2026 was primarily comprised of $20.2 million of losses on equity securities and $6.7 million of losses on available for sale debt securities primarily driven by the changes in fair value of the Cytokinetics Funding Arrangements, partially offset by $6.2 million of interest income earned on cash and cash equivalents.

Other expense, net of $40.9 million in the first quarter of 2025 was primarily comprised of $45.9 million of losses on equity securities partially offset by $11.3 million of interest income on cash and cash equivalents.

Net income attributable to non-controlling interests

Net income attributable to Legacy Investors Partnerships decreased by $13.6 million in the first quarter of 2026 as compared to first quarter of 2025, primarily driven by lower net income attributable to Old RPI as a result of impairment charges related to Tazverik.

Net income attributable to Continuing Investors Partnerships was relatively flat in the first quarter of 2026 as compared to first quarter of 2025.

Net income attributable to Founder’s Equity decreased by $25.6 million in the first quarter of 2026 as compared to first quarter of 2025, primarily driven by the Internalization completed in May 2025. In the first quarter of 2025, net income attributable to Founder’s Equity included both Mr. Legorreta’s retained EPAs and employee participation in the EPAs. In the first quarter of 2026, Founder’s Equity includes only Mr. Legorreta’s retained EPAs.

Net income attributable to RP Holdings Class E Interests was $16.4 million in the first quarter of 2026. The RP Holdings Class E Interests were issued in connection with the Internalization.

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

Our portfolio consists of royalties on more than 35 marketed therapies and 19 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare diseases, neuroscience, oncology, hematology, immunology, respiratory and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including Royalty Receipts by product and milestones and other contractual receipts, in order of contribution to total Royalty Receipts for the first quarter of 2026 (in thousands):

Products	Marketer(s)	Therapeutic Area	For the Three Months Ended March 31,		Change
			2026	2025	$	%
Cystic fibrosis franchise(1)	Vertex	Rare disease	$253,254	$249,731	3,523	1.4
Trelegy	GSK	Respiratory	97,681	85,235	12,446	14.6
Evrysdi	Roche	Rare disease	79,657	52,654	27,003	51.3
Tremfya	Johnson & Johnson	Immunology	63,983	35,647	28,336	79.5
Tysabri	Biogen	Neuroscience	59,338	61,066	(1,728)	(2.8)
Xtandi	Pfizer, Astellas	Oncology	51,028	52,478	(1,450)	(2.8)
Voranigo	Servier	Oncology	46,839	19,542	27,297	139.7
Imbruvica	AbbVie, Johnson & Johnson	Oncology	37,911	45,852	(7,941)	(17.3)
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Oncology	22,593	20,668	1,925	9.3
Promacta	Novartis	Hematology	17,183	44,189	(27,006)	(61.1)
Imdelltra	Amgen	Oncology	16,736	—	16,736	n/a
Trodelvy	Gilead	Oncology	13,430	12,605	825	6.5
Spinraza	Biogen	Rare disease	11,689	12,891	(1,202)	(9.3)
Amvuttra	Alnylam	Rare disease	8,266	—	8,266	n/a
Other products(2)			107,588	95,721	11,867	12.4
Royalty Receipts			$887,176	$788,279	98,897	12.5
Milestones and other contractual receipts			38,186	51,013	(12,827)	(25.1)
Portfolio Receipts(3)			$925,362	$839,292	86,070	10.3
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek.
(2)Other products primarily include Royalty Receipts on the following products: Crysvita, Emgality, Erleada, Farxiga/Onglyza, IDHIFA, Niktimvo, Nurtec ODT, Orladeyo, Skytrofa, Soliqua, Yorvipath and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees on the condensed consolidated statements of cash flows.
(3)Portfolio Receipts for 2025 does not include the $511 million of proceeds from our sale of the MorphoSys Development Funding Bonds because it was treated as an asset sale.

Analysis of Portfolio Receipts

The key drivers of Portfolio Receipts are discussed below:

•Cystic fibrosis franchise – Royalty Receipts from the cystic fibrosis franchise, including Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which is marketed by Vertex for the treatment of cystic fibrosis, increased by $3.5 million in the first quarter of 2026 as compared to the first quarter of 2025. The increase was primarily due to strong cystic fibrosis patient demand, a modest benefit from channel inventory and higher net prices in the United States, while ex-U.S. saw solid performance across multiple geographies.

•Trelegy – Royalty Receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $12.4 million in the first quarter of 2026 as compared to the first quarter of 2025, primarily driven by continued strong volume growth across all regions, reflecting patient demand, single inhaler triple therapy class growth, and increased market share.

•Evrysdi – Royalty Receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $27.0 million in the first quarter of 2026 as compared to the first quarter of 2025, attributable to growth in international markets due to tender-related buying and strong performance in Europe. Additionally, Royalty Receipts benefited from the incremental royalties we acquired in the fourth quarter of 2025.

•Tremfya – Royalty Receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis, active psoriatic arthritis and inflammatory bowel disease, increased by $28.3 million in the first quarter of 2026 as compared to the first quarter of 2025 driven by market share gains and market growth, including strong uptake across recently launched inflammatory bowel disease indications.

•Tysabri – Royalty Receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, decreased by $1.7 million in the first quarter of 2026 as compared to the first quarter of 2025, due to increased competition in rest of world, partially offset by continued resilience in the United States.

•Xtandi – Royalty Receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, decreased by $1.5 million in the first quarter of 2026 as compared to the first quarter of 2025, attributable to lower sales in the United States, partially offset by continued growth across ex-U.S. regions.

•Voranigo – Royalty Receipts from Voranigo, which is marketed by Servier for the treatment of low-grade glioma, increased by $27.3 million in the first quarter of 2026 compared to first quarter of 2025, primarily driven by its strong launch in the United States.

•Imbruvica – Royalty Receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $7.9 million in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to continued competitive dynamics and Medicare Part D redesign.

•Cabometyx/Cometriq – Royalty Receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, primarily for the treatment of advanced renal cell carcinoma, hepatocellular carcinoma and neuroendocrine tumors, increased by $1.9 million in the first quarter of 2026 as compared to the first quarter of 2025, primarily driven by continued demand growth from uptake in combination with Opdivo in first-line renal cell carcinoma and previously treated advanced neuroendocrine tumors.

•Promacta – Royalty Receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura and aplastic anemia, decreased by $27.0 million in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to generic competition as well as revenue deduction adjustments in the United States.

•Imdelltra – Royalty Receipts from Imdelltra, which is marketed by Amgen for the treatment of extensive-stage small cell lung cancer (“ES-SCLC”) were $16.7 million in the first quarter of 2026, primarily driven by its strong global launch as it establishes a new standard of care in second-line ES-SCLC. We acquired the Imdelltra royalty in the third quarter of 2025 and began receiving Royalty Receipts in the fourth quarter of 2025.

•Trodelvy – Royalty Receipts from Trodelvy, which is marketed by Gilead for the treatment of metastatic triple-negative breast cancer and pre-treated hormone receptor-positive, human epidermal growth factor receptor 2 (“HER2”)-negative metastatic breast cancer, increased by $0.8 million in the first quarter of 2026 as compared to the first quarter of 2025, primarily driven by higher demand in breast cancer treatment.

•Spinraza – Royalty Receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy (“SMA”), decreased by $1.2 million in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to higher sales in the first nine months of 2025 as compared to the first nine months of 2024, which resulted in less royalty-bearing sales in the fourth quarter of 2025 due to the $1.5 billion sales cap, which was achieved in both years.

•Amvuttra – Royalty Receipts from Amvuttra, which is marketed by Alnylam for the treatment of transthyretin (“TTR”) amyloidosis with cardiomyopathy and for hereditary TTR amyloidosis with polyneuropathy were $8.3 million in the first quarter of 2026, mainly due to strong performance in the United States following its second quarter 2025 launch in transthyretin amyloidosis cardiomyopathy. We acquired the Amvuttra royalty in the fourth quarter of 2025 and began receiving Royalty Receipts in the first quarter of 2026.

•Other products – Royalty Receipts from other products increased by $11.9 million in the first quarter of 2026 as compared to the first quarter of 2025, driven by Niktimvo, Skytrofa and Yorvipath, partially offset by the timing of Soliqua royalty payments.

•Milestones and other contractual receipts decreased by $12.8 million in the first quarter of 2026 as compared to the first quarter of 2025. and includes payments for Airsupra, Bosulif and Cytokinetics. The change is primarily attributable to the $9.7 million quarterly repayment on the MorphoSys Development Funding Bonds received in the prior year period.

Key Developments Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Myqorzo. In May 2026, Cytokinetics announced positive topline results from ACACIA-HCM, the pivotal phase 3 clinical trial of Myqorzo in patients with non-obstructive hypertrophic cardiomyopathy. ACACIA-HCM met both dual primary endpoints, demonstrating statistically significant improvements from baseline to Week 36 compared to placebo.

In February 2026, Cytokinetics announced that the European Commission (“EC”) approved Myqorzo for the treatment of symptomatic obstructive hypertrophic cardiomyopathy in adult patients.

•Ziihera. In April 2026, Jazz Pharmaceuticals announced that the FDA accepted for filing, with Priority Review, a supplemental Biologics License Application for Ziihera in combination regimens for the first‑line treatment of adult patients with HER2‑positive metastatic gastroesophageal adenocarcinoma. The FDA has set a Prescription Drug User Fee Act target action date of August 25, 2026.

•Spinraza. In March 2026, Biogen announced that the FDA approved the high dose regimen of Spinraza for SMA.

In January 2026, Biogen announced that the EC granted marketing authorization for a high dose regimen of Spinraza for SMA.

•Avlayah. In March 2026, Denali Therapeutics announced that the FDA granted accelerated approval of Avlayah (tividenofusp alfa) for the treatment of Hunter syndrome. Avlayah is the first FDA-approved biologic specifically designed to cross the blood-brain barrier and reach the whole body, including the brain.

•Tazverik. In March 2026, Ipsen announced that it was voluntarily withdrawing Tazverik from all Ipsen markets based on emerging data from the ongoing Phase Ib/III SYMPHONY-1 trial. In addition, Eisai announced plans to discontinue sales of Tazverik in Japan. In the first quarter of 2026, we recorded $69 million of non-cash impairment charges related to Tazverik.

Development-Stage Product Candidates

•Daraxonrasib. In April 2026, Revolution Medicines announced positive Phase 3 results from the RASolute-302 trial evaluating daraxonrasib in patients with previously treated metastatic pancreatic cancer. Based on these results, Revolution Medicines intends to submit the data to global regulatory authorities, including the FDA, as part of a future New Drug Application (“NDA”) under the Commissioner’s National Priority Voucher program.

•Neladalkib. In April 2026, Nuvalent announced the submission of an NDA to the FDA for neladalkib, an investigational anaplastic lymphoma kinase (“ALK”)‑selective inhibitor, for tyrosine kinase inhibitors pre‑treated advanced ALK‑positive non-small cell lung cancer.

•Litifilimab. In March 2026, Biogen reported positive Phase 2 results from the AMETHYST Phase 2/3 study (Part A) of litifilimab in cutaneous lupus erythematosus (“CLE”), demonstrating reductions in skin disease activity through week 24.

In January 2026, Biogen announced that the FDA granted Breakthrough Therapy Designation for litifilimab for the treatment of CLE.

•Ampreloxetine. In March 2026, Theravance Biopharma (“Theravance”) reported that the Phase 3 CYPRESS study evaluating ampreloxetine in patients with symptomatic neurogenic orthostatic hypotension due to multiple system atrophy did not meet the primary endpoint. As a result, Theravance will wind down the ampreloxetine program.

•TEV-’749. In February 2026, Teva Pharmaceuticals announced that the FDA accepted the NDA for olanzapine extended-release injectable suspension (TEV-'749) for the treatment of schizophrenia in adults.

•Pelabresib. In January 2026, Novartis announced plans to submit a European Union regulatory filing for pelabresib in 2026, and that it would begin a new Phase 3 study in the United States, China and Japan.

•Obexelimab. In January 2026, Zenas BioPharma (“Zenas”) announced positive results from the Phase 3 INDIGO trial of obexelimab in Immunoglobulin G4-related disease (“IgG4-RD”), which met the primary endpoint demonstrating a clinically meaningful and highly statistically significant reduction in risk of IgG4-RD flare. Zenas anticipates submitting a Biologics License Application in Q2 2026 and a Marketing Authorization Application to the European Medicines Agency in the second half of 2026.

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

During the first quarter of 2026, we invested $527.9 million in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Acquisition Activities

•In March 2026, we acquired a royalty interest in Denali Therapeutics’ Avlayah upon FDA accelerated approval for $200 million. Avlayah is Denali’s lead investigational Transport VehicleTM-enabled enzyme replacement therapy for the treatment of mucopolysaccharidosis type II (“MPS II, or Hunter syndrome”). We will make a $75 million payment upon European Medicines Agency approval if achieved by December 31, 2029.

•In March 2026, we entered into an R&D co-funding arrangement with Johnson & Johnson to provide $500 million over two years for the development of JNJ‑4804, an investigational medicine for autoimmune diseases.

•In March 2026, we acquired a royalty interest in Ziihera from Zymeworks Inc. for $250 million. Ziihera, which is marketed by Jazz Pharmaceuticals and BeOne Medicines, is approved for HER2-positive metastatic biliary tract cancer and is in development for HER2-positive gastric cancer.

•In January 2026, we announced a funding agreement with Teva Pharmaceuticals for TEV-’408 for up to $500 million. The agreement includes up to $75 million to co-fund a Phase 2b study for vitiligo targeted for 2026. Based on the results of this study, we have the option to provide up to an additional $425 million to co-fund the Phase 3 development program.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first quarter of 2026 and 2025, we generated $718.2 million and $596.1 million, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (as defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding arrangements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. We no longer pay Management Fees following the Internalization, which comprised the majority of our cash G&A expenses historically. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, employee personnel costs, rent expense and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of March 31, 2026 and December 31, 2025, the par value of all of our outstanding borrowings was $9.2 billion, respectively. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below) and up to $350.0 million of an uncommitted line of credit under our Uncommitted Credit Facility (as defined below). A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 12–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activities (in thousands):

	For the Three Months Ended March 31,
	2026	2025	Change
Cash provided by/(used in):
Operating activities	$718,233	$596,076	$122,157
Investing activities	(477,865)	503,917	(981,782)
Financing activities	(272,669)	(941,299)	668,630

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities increased by $122.2 million in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to increase in cash collections from financial royalty assets and decrease in payments for operating and professional costs as a result of the Internalization, partially offset by higher interest payments.

Investing Activities

Cash used in investing activities in the first quarter of 2026 was $477.9 million as compared to cash provided by investing activities of $503.9 million in the first quarter of 2025. In the first quarter of 2026, cash used in investing activities was primarily driven by cash used for acquisitions of financial royalty assets. In the first quarter of 2025, cash provided by investing activities was primarily driven by the sale of the MorphoSys Development Funding Bonds.

Financing Activities

Cash used in financing activities decreased by $668.6 million in first quarter of 2026 as compared to the first quarter of 2025, primarily driven by decreases in repurchases of our Class A ordinary shares.

Sources of Capital

As of March 31, 2026 and December 31, 2025, our cash and cash equivalents totaled $586.4 million and $618.7 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of March 31, 2026	As of December 31, 2025
Senior Unsecured Notes:
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	$1,000,000	$1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 4.45% (issued at 98.909% of par)	9/2025	3/2031	600,000	600,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$900,000, 5.20% (issued at 97.989% of par)	9/2025	9/2035	900,000	900,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
$500,000, 5.95% (issued at 95.824% of par)	9/2025	9/2055	500,000	500,000
Term Loan	See below	7/2026	380,000	380,000
Total senior unsecured debt			9,180,000	9,180,000
Unamortized debt discount and issuance costs			(223,557)	(229,083)
Total debt carrying value			8,956,443	8,950,917
Less: Current portion of long-term debt			(380,000)	(380,000)
Total long-term debt			$8,576,443	$8,570,917

Senior Unsecured Notes

As of March 31, 2026, our total principal amount of senior unsecured notes outstanding was $8.8 billion (the “Notes”) with a weighted average coupon rate of 3.75%. The Notes require semi-annual interest payments. Indentures governing the Notes contain certain covenants with which we were in compliance as of March 31, 2026.

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

Uncommitted Credit Facility

In August 2025, we entered into an uncommitted line of credit agreement with Société Générale (the “Uncommitted Credit Facility”) which provides for an aggregate borrowing capacity of up to $350.0 million for general corporate purposes within a quarter. As of March 31, 2026, there were no outstanding borrowings under the Uncommitted Credit Facility.

Senior Unsecured Revolving Credit Facility

Our subsidiary, RP Holdings, as borrower, initially entered into the Amended and Restated Revolving Credit Agreement (the “Credit Agreement”) on September 15, 2021, which provides for an unsecured revolving credit facility (the “Revolving Credit Facility”). Amendment No. 3 to the Credit Agreement, which was entered into on December 22, 2023, increased the borrowing capacity to $1.8 billion for general corporate purposes with $1.69 billion of the revolving commitments maturing on December 22, 2028 and the remaining $110.0 million of revolving commitments maturing on October 31, 2027. On January 24, 2024 and April 8, 2025, we entered into Amendments No. 4 and 5, respectively, to the Credit Agreement to make certain technical modifications. As of March 31, 2026, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

The Credit Agreement that governs the Revolving Credit Facility and the amended loan agreement that governs the Term Loan contain certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. We were in compliance with the financial covenants as of March 31, 2026.

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

The table below presents Adjusted EBITDA and Portfolio Cash Flow, each as calculated according to its respective definition in our Credit Agreement (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Portfolio Receipts	$925,362	$839,292
Payments for operating and professional costs(1)	(36,251)	(101,696)
Adjusted EBITDA (non-GAAP)	$889,111	$737,596
Interest paid, net	(167,029)	(126,797)
Portfolio Cash Flow (non-GAAP)	$722,082	$610,799
(1)In the first quarter of 2025, amount included a $33 million payment related to the Management Fees on the sale of the MorphoSys Development Funding Bonds.

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

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities (GAAP)	$718,233	$596,076
Adjustments:
Proceeds from available for sale debt securities(1), (2)	4,320	12,586
Distributions from equity method investees(2)	42,306	36,262
Interest paid, net(2)	167,029	126,797
Development-stage funding payments	25,500	50,500
Distributions to legacy non-controlling interests - Portfolio Receipts(2)	(77,973)	(84,625)
Payments for Employee EPAs	9,696	—
Adjusted EBITDA (non-GAAP)	$889,111	$737,596
Interest paid, net(2)	(167,029)	(126,797)
Portfolio Cash Flow (non-GAAP)	$722,082	$610,799
(1)Amounts include quarterly repayments on the Cytokinetics Commercial Launch Funding and a quarterly repayment on the MorphoSys Development Funding Bonds before they were sold in January 2025.
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

•Other Funding Modalities – We may provide other forms of capital to our partners as a component within a royalty transaction, to increase the scale of our capital. This may include debt, direct equity investments and launch and development capital (in exchange for fixed long-term payments).

Additionally, we may identify additional opportunities, platforms or technologies that leverage our capabilities.

Distributions to Shareholders

We paid dividends and distributions of $135.7 million and $127.5 million in the first quarter of 2026 and 2025, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. The share repurchase program has been approved by our board of directors through June 2027 and shareholders have approved the terms of our share repurchase contracts and counterparties thereto through May 2030. In the first quarter of 2026, we repurchased 1.1 million shares at a cost of approximately $50.1 million. As of March 31, 2026, approximately $1.7 billion remained available under the share repurchase program.

Other Funding Arrangements

In March 2026, we entered into an R&D funding arrangement with Johnson & Johnson to provide $500 million in eight fixed quarterly payments commencing in the second quarter of 2026, for the development of JNJ‑4804. As of March 31, 2026, $500 million of the commitment remained unfunded.

In June 2025, we entered into a $2 billion funding arrangement with Revolution Medicines, consisting of a synthetic royalty of up to $1.25 billion on daraxonrasib in five $250 million tranches, of which the first tranche was funded upfront, and a senior secured term loan of up to $750 million. As of March 31, 2026, $1.75 billion of the funding commitment remained unfunded. Following Revolution Medicines’ announcement in April 2026 of positive Phase 3 results from its RASolute 302 trial of daraxonrasib, we funded the required second royalty tranche of $250 million on May 4, 2026.

We have a long-term funding arrangement with Cytokinetics which is comprised of seven tranches of up to $525 million in total funding (“Cytokinetics Commercial Launch Funding”). As of March 31, 2026, $175 million remained available under the Cytokinetics Commercial Launch Funding.

We may have other funding arrangements where we are contractually obligated to fund R&D activities performed by our development partners. We also have funding arrangements related to our equity method investments in the Avillion Entities. As our committed capital requirements are based on phases of development, the completion of which is highly uncertain, only the capital required to fund the current stage of development under such funding arrangements is considered committed capital, which was approximately $112.3 million as of March 31, 2026.

We also have certain milestones payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. We paid sales-based milestones of $50 million related to Trelegy in each of the first quarter of 2026 and 2025.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings and RP Manager, our non-wholly owned subsidiaries (together, the “Guarantor Subsidiaries”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes.

Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of March 31, 2026, the total outstanding and guaranteed Notes had a par value and carrying value was $8.8 billion and $8.6 billion, respectively.

The following financial information presents summarized combined balance sheet information as of March 31, 2026 and December 31, 2025 and summarized combined statement of operations information for the first quarter of 2026 for Royalty Pharma plc, RP Holdings and RP Manager. All intercompany balances and transactions between these entities are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts (in thousands):

Summarized Combined Balance Sheets
	As of March 31, 2026	As of December 31, 2025
Current assets	$29,700	$27,054
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	22,322	26,932
Non-current assets	926,293	926,732
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,989,747	3,011,820
Current liabilities	435,285	515,312
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	4,525	26,932
Non-current liabilities	9,224,234	9,147,894
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,974,268	2,208,840

Summarized Combined Statement of Operations	For the Three Months Ended March 31, 2026

Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$39,068
Other intercompany income from Non-Guarantor Subsidiaries	25,743
Other income	222
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	21,272
Other intercompany operating expenses with Non-Guarantor Subsidiaries	19,889
Operating expenses	226,497
Net loss	202,625

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

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the disclosures presented in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, effective at the reasonable assurance level, subject to the exclusions described below under “Management’s Report on Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the first quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2026, our total principal amount of our senior unsecured notes and borrowings under our term loan was $9.2 billion. In addition to this indebtedness, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). Furthermore, on August 4, 2025, we entered into an uncommitted credit facility, which provides for borrowing capacity of up to $350 million at the discretion of the lender thereunder. Except for RP Holdings and RP Manager, our subsidiaries that do not guarantee our indebtedness will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
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
Although our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 62% of our Royalty Receipts in the first three months of 2026. In addition, our asset portfolio may not be fully diversified by geographic region or other factors. Any significant deterioration in the cash flows from the top products in our asset portfolio could negatively impact our internal rates of return, return on invested capital and return on invested equity, which could, in turn, adversely affect our business, financial condition or results of operations.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the first quarter of 2026 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
January 1, 2026 - January 31, 2026	255	$39.70	255	$1,772,844
February 1, 2026 - February 28, 2026	258	45.62	258	1,761,094
March 1, 2026 - March 31, 2026	608	46.49	608	1,732,821
Total	1,121	44.75	1,121
(1)On January 10, 2025, our board of directors authorized a share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The share repurchase program has been approved by our board of directors through June 2027 and shareholders have approved the terms of our share repurchase contracts and counterparties thereto through May 2030. The share repurchase program does not obligate us to acquire a minimum amount of our Class A ordinary shares. Under the share repurchase program, Class A ordinary shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The maximum dollar value of shares that may yet be purchased under the program represents the remaining amount available under the share repurchase program.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following table describes the written plans for the sale of our Class A ordinary shares adopted or terminated by our executive officers and directors during the first quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”):

Name and Title	Action	Adoption/ Termination Date	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
Terrance Coyne Executive Vice President & Chief Financial Officer	Adoption	February 24, 2026	August 17, 2026	214,091 and EPA Shares(2)
Christopher Hite Executive Vice President & Chairman, Partnering & Investments	Adoption	March 20, 2026	December 10, 2026	630,000
Gregory Norden Director	Adoption	February 12, 2026	December 31, 2026	7,614
Marshall Urist, M.D., Ph.D. Executive Vice President, Research & Investments	Adoption	February 12, 2026(3)	May 26, 2026(3)	27,368 and EPA Shares(3)
(1)A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.
(2)Maximum shares subject to trading plan consists of up to 214,091 Class A ordinary shares and 100% of the shares that may be issued upon settlement of the EPAs awarded for the first and second quarters of 2026.
(3)On February 12, 2026, Dr. Urist entered into a Trading Plan, scheduled to commence on May 14, 2026 and end on May 26, 2026, providing for the sale of up to 27,368 Class A ordinary shares. In addition, on March 25, 2026, Dr. Urist entered into a Trading Plan, scheduled to commence on June 24, 2026 and end on July 9, 2026, providing for the sale of up to 50% of the shares that may be issued upon settlement of EPAs awarded for the first quarter of 2026.

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

Date: May 6, 2026

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: May 6, 2026