Form 10-Q
period 2026-06-30
Royalty Pharma plc
filed 2026-08-05
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, Royalty Pharma plc had 445,277,344 Class A ordinary shares outstanding and 129,723,860 Class B ordinary shares outstanding.

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

PART I.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of June 30,	As of December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$811,986	$618,696
Financial royalty assets	889,454	854,386
Available for sale debt securities	25,000	18,800
Other royalty income receivable	31,474	29,316
Other current assets	6,656	6,893
Total current assets	1,764,570	1,528,091

Financial royalty assets, net	16,192,717	16,208,482
Equity securities	241,918	171,312
Available for sale debt securities	372,100	419,000
Equity method investments	261,973	289,968
Goodwill	923,535	924,634
Other assets	62,958	79,293
Total assets	$19,819,771	$19,620,780

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to non-controlling interests	$91,280	$72,825
Accounts payable and accrued liabilities	35,566	19,404
Interest payable	107,766	110,818
Current portion of long-term debt	380,000	380,000
Other current liabilities	16,316	53,164
Total current liabilities	630,928	636,211

Long-term debt	8,581,892	8,570,917
Accrued compensation liabilities	713,219	577,870
Other liabilities	108,018	120,843
Total liabilities	10,034,057	9,905,841
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2026–445,745 and 2025–428,669	45	43
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2026–129,724 and 2025–148,438	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2026–50 and 2025–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2026–430,189 and 2025–411,475	—	—
Additional paid-in capital	4,376,266	4,123,088
Retained earnings	2,459,089	2,356,318
Non-controlling interests	2,952,975	3,238,039
Treasury interests	(2,724)	(2,612)
Total shareholders’ equity	9,785,714	9,714,939

Total liabilities and shareholders’ equity	$19,819,771	$19,620,780

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Income and other revenues
Income from financial royalty assets	$638,027	$550,418	$1,233,019	$1,089,908
Other royalty income and revenues	36,114	28,247	71,698	57,004
Total income and other revenues	674,141	578,665	1,304,717	1,146,912

Operating expense/(income)
Provision for changes in expected cash flows from financial royalty assets	268,216	(203,938)	70,732	(331,078)
Provision for credit losses on unfunded commitments	13,068	92,535	9,368	92,535
Research and development funding expense	97,851	300,500	137,641	351,000
General and administrative expenses (includes $107,356 and $91,044 of share-based compensation expense for the three months ended June 30, 2026 and 2025, respectively, and $229,648 and $91,747 for the six months ended June 30, 2026 and 2025, respectively; see Note 4)	161,887	179,769	321,377	290,475
Financial royalty asset impairment	—	—	69,443	—
Total operating expense, net	541,022	368,866	608,561	402,932

Operating income	133,119	209,799	696,156	743,980

Other (income)/expense
Equity in earnings of equity method investees	(4,077)	(2,693)	(25,835)	(9,136)
Interest expense	93,617	68,668	187,339	133,929
(Gains)/losses on equity securities	(69,156)	30,553	(48,990)	76,431
Losses on available for sale debt securities	34,880	27,420	41,560	30,701
Interest income	(5,127)	(8,327)	(11,356)	(19,617)
Other non-operating expenses, net	1,496	1,543	3,697	4,604
Total other expense, net	51,633	117,164	146,415	216,912
Consolidated net income before tax	81,486	92,635	549,741	527,068
Income tax expense	—	—	—	—
Consolidated net income	81,486	92,635	549,741	527,068

Net income attributable to non-controlling interests	63,603	60,459	237,169	255,543

Net income attributable to Royalty Pharma plc	$17,883	$32,176	$312,572	$271,525

Earnings per Class A ordinary share:
Basic	$0.04	$0.08	$0.71	$0.63
Diluted	$0.04	$0.07	$0.71	$0.63
Weighted average Class A ordinary shares outstanding:
Basic	445,064	423,514	440,950	429,464
Diluted	556,896	562,298	557,352	570,157

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2026	443,628	$45	132,558	$—	50	$63	427,355	$—	$4,384,056	$2,507,091	$3,048,287	$(2,709)	$9,936,833
ASU 2025-12 adoption impact	—	—	—	—	—	—	—	—	(39,176)	39,176	—	—	—
Contributions	—	—	—	—	—	—	—	—	—	—	1,030	—	1,030
Distributions	—	—	—	—	—	—	—	—	—	—	(131,754)	—	(131,754)
Dividends ($0.235 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(104,916)	—	—	(104,916)
Other exchanges	2,597	—	(2,597)	—	—	—	2,597	—	60,128	—	(60,113)	(15)	—
Share-based compensation and share issuances for EPAs, Equity Incentive Plans and forfeiture of shares issued for Internalization	392	—	(237)	—	—	—	237	—	16,692	(145)	31,922	—	48,469
Repurchases of Class A ordinary shares	(872)	—	—	—	—	—	—	—	(45,434)	—	—	—	(45,434)
Net income	—	—	—	—	—	—	—	—	—	17,883	63,603	—	81,486
Balance at June 30, 2026	445,745	$45	129,724	$—	50	$63	430,189	$—	$4,376,266	$2,459,089	$2,952,975	$(2,724)	$9,785,714

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	425,590	$43	140,870	$—	50	$63	394,513	$—	$4,210,531	$2,469,664	$3,100,010	$(2,654)	$9,777,657
Contributions	—	—	—	—	—	—	—	—	—	—	5,298	—	5,298
Distributions	—	—	—	—	—	—	—	—	—	—	(136,929)	—	(136,929)
Dividends ($0.22 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(93,310)	—	—	(93,310)
Other exchanges	14,519	2	(14,519)	—	—	—	14,519	—	(25,186)	—	25,142	42	—
Share issuances for EPAs, Equity Incentive Plans and related share-based compensation	678	—	—	—	—	—	—	—	21,114	(418)	44,050	—	64,746
Shares and share-based awards issued for Internalization	—	—	24,530	—	—	—	—	—	3,778	—	57,000	—	60,778
Repurchases of Class A ordinary shares	(8,499)	(1)	—	—	—	—	—	—	(82,572)	(194,362)	—	—	(276,935)
Net income	—	—	—	—	—	—	—	—	—	32,176	60,459	—	92,635
Balance at June 30, 2025	432,288	$44	150,881	$—	50	$63	409,032	$—	$4,127,665	$2,213,750	$3,155,030	$(2,612)	$9,493,940

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	428,669	$43	148,438	$—	50	$63	411,475	$—	$4,123,088	$2,356,318	$3,238,039	$(2,612)	$9,714,939
Contributions	—	—	—	—	—	—	—	—	—	—	1,030	—	1,030
Distributions	—	—	—	—	—	—	—	—	—	—	(270,963)	—	(270,963)
Dividends ($0.47 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(209,406)	—	—	(209,406)
Other exchanges	18,334	2	(18,334)	—	—	—	18,334	—	316,048	—	(315,938)	(112)	—
Share-based compensation and share issuances for EPAs, Equity Incentive Plans and forfeiture of shares issued for Internalization	735	—	(380)	—	—	—	380	—	32,709	(395)	63,638	—	95,952
Repurchases of Class A ordinary shares	(1,993)	—	—	—	—	—	—	—	(95,579)	—	—	—	(95,579)
Net income	—	—	—	—	—	—	—	—	—	312,572	237,169	—	549,741
Balance at June 30, 2026	445,745	$45	129,724	$—	50	$63	430,189	$—	$4,376,266	$2,459,089	$2,952,975	$(2,724)	$9,785,714

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	445,985	$45	143,128	$—	50	$63	392,255	$—	$4,103,482	$2,845,653	$3,395,785	$(2,662)	$10,342,366
ASU 2025-07 adoption impact	—	—	—	—	—	—	—	—	—	(12,000)	—	—	(12,000)
Contributions	—	—	—	—	—	—	—	—	—	—	7,551	—	7,551
Distributions	—	—	—	—	—	—	—	—	—	—	(308,373)	—	(308,373)
Dividends ($0.44 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(188,667)	—	—	(188,667)
Other exchanges	16,777	2	(16,777)	—	—	—	16,777	—	296,474	—	(296,526)	50	—
Share issuances for EPAs, Equity Incentive Plans and related share-based compensation	680	—	—	—	—	—	—	—	21,629	(418)	44,050	—	65,261
Shares and share-based awards issued for Internalization	—	—	24,530	—	—	—	—	—	3,778	—	57,000	—	60,778
Repurchases of Class A ordinary shares	(31,154)	(3)	—	—	—	—	—	—	(297,698)	(702,343)	—	—	(1,000,044)
Net income	—	—	—	—	—	—	—	—	—	271,525	255,543	—	527,068
Balance at June 30, 2025	432,288	$44	150,881	$—	50	$63	409,032	$—	$4,127,665	$2,213,750	$3,155,030	$(2,612)	$9,493,940

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Cash collections from financial royalty assets	$1,730,450	$1,556,262
Cash collections from intangible royalty assets	3,807	417
Other royalty cash collections	65,733	55,810
Distributions from equity method investees	24,738	13,396
Interest received	11,474	20,687
Development-stage funding payments	(123,351)	(351,000)
Payments for operating and professional costs	(73,040)	(195,721)
Payments for Employee EPAs	(14,245)	(173)
Interest paid	(178,872)	(139,618)
Net cash provided by operating activities	1,446,694	960,060

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(74,190)
Distributions from equity method investees	29,092	99,250
Purchases of equity securities	(27,500)	(4,427)
Proceeds from equity securities	35,885	—
Purchases of available for sale debt securities	—	(75,000)
Proceeds from available for sale debt securities	8,640	15,466
Proceeds from sales of available for sale debt securities	—	510,553
Acquisitions of financial royalty assets	(703,387)	(2,171)
Milestone payments	(50,000)	(268,600)
Other	(317)	(8,946)
Net cash (used in)/provided by investing activities	(707,587)	191,935

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(164,120)	(173,845)
Distributions to continuing non-controlling interests	(74,475)	(92,438)
Dividends to shareholders	(209,406)	(188,598)
Repurchases of Class A ordinary shares	(94,743)	(1,000,353)
Contributions from legacy non-controlling interests - R&D	—	439
Contributions from non-controlling interests - other	—	5,682
Debt issuance costs and other	(2,458)	—
Other	(615)	—
Net cash used in financing activities	(545,817)	(1,449,113)

Net change in cash and cash equivalents	193,290	(297,118)
Cash and cash equivalents, beginning of period	618,696	929,026
Cash and cash equivalents, end of period	$811,986	$631,908

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

Basis of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Royalty Pharma and our consolidated subsidiaries. We evaluate consolidation based on voting interests or other rights that provide us with a controlling financial interest. For consolidated entities in which we own or are exposed to less than 100% of the economics, we record Net income attributable to non-controlling interests in our condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties, except for the RP Holdings Class C Interests (as defined below), which are recorded based on their rights.

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

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of financial royalty assets and available for sale debt securities. The majority of our financial royalty assets arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, GSK, Biogen, Roche, Astellas, Pfizer, Johnson & Johnson, AbbVie, Servier, Gilead, Amgen and Alnylam. As of June 30, 2026 and December 31, 2025, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 30% and 32% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

We monitor the financial performance and creditworthiness of the counterparties to our royalty agreements so that we can properly assess and respond to changes in their credit profile. To date, we have not experienced any significant credit losses with respect to the collection of income on our royalty assets.

Recently Adopted and Issued Accounting Standards

In December 2025, the Financial Accounting Standards Board (“FASB”) issued codification improvements addressing technical corrections and clarifications across various topics (“ASU 2025-12”). ASU 2025-12 permits, under Accounting Standards Codification (“ASC”) 505, deducting the entire excess of share repurchase price over par value upon retirement from additional paid-in capital, provided such deduction does not cause additional paid-in capital to become negative. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026 with early adoption permitted in any interim or annual period.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We adopted ASU 2025-12 in the second quarter of 2026 using the prospective transition method, which required us to apply it as of the beginning of the annual period, January 1, 2026. Prior to adoption, we allocated the excess of repurchase price over par value between additional paid-in capital and retained earnings. Upon adoption, we reclassified $39.2 million from retained earnings to additional paid-in capital, which represented the excess over par value previously allocated to retained earnings for shares repurchased during the first quarter of 2026.

In September 2025, the FASB issued amendments which refine the scope of the guidance on derivatives in ASC 815 and clarify the guidance on share-based payments from a customer in ASC 606 (“ASU 2025-07”). ASU 2025-07 adds a new scope exception to the derivative guidance for contracts, such as certain research and development funding arrangements, that are not traded on an exchange and contain an underlying that is based on the operations or activities specific to one of the parties involved. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026 with early adoption permitted in any interim or annual period.

We adopted ASU 2025-07 in the fourth quarter of 2025 using the modified retrospective transition method, effective January 1, 2025. The only impact of adopting this standard related to the CK-586 research and development (“R&D”) funding arrangement, which we entered into in 2024 and had previously accounted for as a derivative. Upon reassessment under the new guidance, we concluded that the CK-586 funding arrangement qualifies for the derivative scope exception. Accordingly, we recorded a $12.0 million cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2025 to derecognize the derivative asset and reflect the CK-586 funding arrangement as R&D expense. The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2025 have been recast to reflect the adoption of ASU 2025-07 by removing the losses previously recognized on such derivative. Accordingly, the recast amounts differ from those previously reported in the Company’s Form 10-Q for the three and six months ended June 30, 2025.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended December 31, 2025. We have, however, expanded disclosure on our policy over the allowance for current expected credit losses:

Allowance for Current Expected Credit Losses

We recognize an allowance for current expected credit losses under ASC 326 – Financial Instruments – Credit Losses on (1) our portfolio of financial royalty assets with limited protective rights and (2) the unfunded portions of certain funding commitments that, once funded, are accounted for as financial royalty assets. Funding arrangements that are accounted for as R&D funding expense under ASC 730-20, due to a substantive transfer of R&D risk, are not subject to current expected credit losses. Limited protective rights refer to arrangements that do not fully protect against credit risk. For certain royalty arrangements, the right to receive payments is tied directly to the underlying intellectual property (e.g., through license agreements), such that collectability is driven primarily by the underlying product and related intellectual property rather than the financial condition of the royalty payor. By contrast, arrangements with limited protective rights are not tied directly to the underlying intellectual property in the same manner. The credit loss allowance is estimated using the probability of default and loss given default method. The credit rating, which is assessed primarily based on publicly available data and updated quarterly, is the primary credit quality indicator used to determine the probability of default of the royalty payors and the resulting loss given default.

The allowance for current expected credit losses related to financial royalty assets is presented net within the non-current portion of Financial royalty assets, net on the condensed consolidated balance sheets, and changes to such allowance are recorded within Provision for changes in expected cash flows from financial royalty assets in the condensed consolidated statements of operations. The allowance for current expected credit losses related to the unfunded portions of certain funding commitments is recorded within Other liabilities on the condensed consolidated balance sheets, with changes to such allowance reflected within Provision for credit losses on unfunded commitments in the condensed consolidated statements of operations.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2026, we have completed the purchase price allocation. The following is a summary of the final allocation of the purchase price, including immaterial measurement period adjustments (in thousands):

	Allocation of purchase price	Location on Condensed Consolidated Balance Sheet
Cash and cash equivalents	$7,535	Cash and cash equivalents
Other current assets	1,458	Other current assets
Property, plant and equipment	23,085	Other assets
Operating lease right of use asset	20,967	Other assets
Other assets	172	Other assets
Accounts payable and accrued liabilities	(1,867)	Accounts payable and accrued liabilities
Interest payable	(3,822)	Interest payable
Term Loan	(380,000)	Long-term debt
Operating lease liabilities, current	(2,749)	Other current liabilities
Operating lease liabilities	(18,218)	Other liabilities
Other liabilities	(4,889)	Other liabilities
Goodwill	923,535	Goodwill
Total purchase price	$565,207

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

For the second quarter and first six months of 2025, approximately 63% and 39% of total General and administrative expenses were related to costs incurred by RP Manager and its subsidiaries, respectively. These costs primarily consisted of employee compensation expenses, including share-based compensation.

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

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Pro forma revenue	$578,665	$1,146,912
Pro forma net income(1)	132,987	596,231
(1)Pro forma net income has been recast as a result of the adoption of ASU 2025-07. See Note 2–Summary of Significant Accounting Policies for further details.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
RP Holdings Class E Interests	$31,922	$44,050	$63,638	$44,050
Employee EPAs	73,503	45,732	162,207	45,732
Employee and Director RSUs	1,931	1,262	3,803	1,965
Total Share-Based Compensation	$107,356	$91,044	$229,648	$91,747

RP Holdings Class E Interests

In connection with the Internalization, approximately 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million as of the Internalization are expensed generally over vesting periods ranging from five to nine years thereafter.

As of June 30, 2026, we had $570.9 million of unrecognized compensation expense related to 17.2 million RP Holdings Class E Interests that are expected to vest over a weighted average period of 5.0 years.

Employee EPAs

In accordance with ASC 718, we account for the Employee EPAs as liability-classified share-based compensation arrangements. The Employee EPAs are subject to a service-based vesting period, generally four years, commencing at the start of each respective Portfolio (as defined in Note 5–Shareholders’ Equity).

We recognized a liability of approximately $422.5 million related to Employee EPAs as of the date of the Internalization. The fair value of the remaining Employee EPAs is recognized as share-based compensation expense over the remaining vesting period. We remeasure the fair value of the Employee EPAs at each reporting date with changes in the fair value recognized as part of share-based compensation expense. As of June 30, 2026 and December 31, 2025, the fair value of Employee EPAs were $713.2 million and $577.9 million, respectively, as recorded within Accrued compensation liabilities on the condensed consolidated balance sheets.

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

As of June 30, 2026, we had $124.5 million of unrecognized compensation expense related to the Employee EPAs that are expected to vest over a weighted average period of 1.8 years.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. Shareholders’ Equity

Capital Structure

Royalty Pharma plc has two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. The Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of June 30, 2026, Royalty Pharma plc had 445,745 thousand Class A ordinary shares and 129,724 thousand Class B ordinary shares outstanding.

An exchange agreement entered into by, among others, Royalty Pharma plc, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP, RPI EPA Vehicle, LLC and certain recipients nominated by the Sellers (as amended from time to time, the “Exchange Agreement”) facilitates the exchange of RP Holdings Class E Interests and the exchange of RP Holdings Class B Interests for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B Interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of Class B ordinary shares as deferred shares. Such deferred shares are non-voting and do not confer a right to participate in our profits or any right to receive dividends. As of June 30, 2026, Royalty Pharma plc had 430,189 thousand deferred shares outstanding.

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

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. The share repurchase program has been approved by our board of directors through June 2027 and shareholders have approved the terms of our share repurchase contracts and counterparties thereto through June 2031. In the first six months of 2026, we repurchased 2.0 million shares at a cost of approximately $95.6 million. As of June 30, 2026, approximately $1.7 billion remained available under the share repurchase program.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Controlling Interests

The changes in the balances of our non-controlling interests are as follows (in thousands):

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	RP Holdings Class E Interests Holders	Total
March 31, 2026	$1,054,352	$1,630,360	$—	$363,575	$3,048,287
Contributions	1,030	—	—	—	1,030
Distributions	(93,329)	(24,848)	(7,933)	(5,644)	(131,754)
Other exchanges	—	(24,977)	—	(35,136)	(60,113)
Share-based compensation	—	—	—	31,922	31,922
Net income	50,500	4,220	7,933	950	63,603
June 30, 2026	$1,012,553	$1,584,755	$—	$355,667	$2,952,975

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	RP Holdings Class E Interests Holders	Total
March 31, 2025	$1,168,548	$1,931,462	$—	$—	$3,100,010
Contributions	4,050	1,248	—	—	5,298
Distributions	(97,517)	(33,052)	(963)	(5,397)	(136,929)
Other exchanges	—	(208,523)	—	233,665	25,142
Internalization	—	—	—	57,000	57,000
Share-based compensation	—	—	—	44,050	44,050
Net income	48,943	9,671	963	882	60,459
June 30, 2025	$1,124,024	$1,700,806	$—	$330,200	$3,155,030

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	RP Holdings Class E Interests Holders	Total
December 31, 2025	$1,083,319	$1,799,783	$—	$354,937	$3,238,039
Contributions	1,030	—	—	—	1,030
Distributions	(185,509)	(50,271)	(23,827)	(11,356)	(270,963)
Other exchanges	—	(247,026)	—	(68,912)	(315,938)
Share-based compensation	—	—	—	63,638	63,638
Net income	113,713	82,269	23,827	17,360	237,169
June 30, 2026	$1,012,553	$1,584,755	$—	$355,667	$2,952,975

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity(1)	RP Holdings Class E Interests Holders	Total
December 31, 2024	$1,188,340	$2,207,445	$—	$—	$3,395,785
Contributions	5,314	2,237	—	—	7,551
Distributions	(195,422)	(65,114)	(42,440)	(5,397)	(308,373)
Other exchanges	—	(530,191)	—	233,665	(296,526)
Internalization	—	—	—	57,000	57,000
Share-based compensation	—	—	—	44,050	44,050
Net income	125,792	86,429	42,440	882	255,543
June 30, 2025	$1,124,024	$1,700,806	$—	$330,200	$3,155,030
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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We began making EPA payments in the first quarter of 2025 upon achievement of certain performance and return thresholds. In the second quarter and first six months of 2026, total EPAs earned were $16.7 million and $50.2 million, respectively. In the second quarter and first six months of 2025, total EPAs earned were $2.0 million and $43.5 million, respectively. Settlement of the EPAs consist of a combination of approximately equal amounts of Class A ordinary shares and cash payments, which are provided as tax advances. The table below summarizes the components of total EPAs earned (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Location Recorded in Condensed Consolidated Financial Statements
	2026	2025	2026	2025
Founder’s Equity(1)	$7,933	$963	$23,827	$42,440	Net income attributable to non-controlling interests
Employee EPAs	8,796	1,068	26,420	1,068	Accrued compensation liabilities (reduction of Employee EPAs liability)
Total	$16,729	$2,031	$50,247	$43,508

Form of Settlement
Cash	$8,651	$329	$27,092	$22,101	Distributions to continuing non-controlling interests (Founder’s Equity) Payments for Employee EPAs (Employee EPAs)
Shares(2)	8,078	1,702	23,155	21,407
Total	$16,729	$2,031	$50,247	$43,508
(1)For the first six months of 2025, Founder’s Equity includes $20.6 million for Mr. Legorreta’s retained EPAs and $21.8 million attributable to employees’ participation in the EPAs, which were considered part of Founder’s Equity prior to the closing of the Internalization.
(2)Amounts represent shares earned during the respective quarter that are payable at each quarter end. As of June 30, 2026, $8.1 million is expected to be settled in shares in the third quarter of 2026. As of June 30, 2025, $1.7 million was settled in shares in the third quarter of 2025.

Holders of RP Holdings Class E Interests

We issued 24.5 million RP Holdings Class E Interests as part of the transaction for the Internalization, all of which were outstanding at closing of the Internalization and approximately 23.8 million remained outstanding as of June 30, 2026. The Holders of RP Holdings Class E Interests represent a non-controlling interest. The change in RP Holdings ownership following the issuance of RP Holdings Class E Interests is reflected through Other exchanges in the tables above and in our condensed consolidated statements of shareholders’ equity. The Holders of RP Holdings Class E Interests are entitled to any dividends and distributions from RP Holdings on a pro rata, per share basis and pari passu with holders of RP Holdings Class A Interests and RP Holdings Class B Interests. They are also entitled to a pro rata portion of RP Holdings’ net assets on the same basis. Accordingly, we record Net income attributable to non-controlling interests for Holders of RP Holdings Class E Interests based on the weighted average number of RP Holdings Class E Interests outstanding during the period. Upon vesting, the RP Holdings Class E Interests are exchangeable on a one-for-one basis for Royalty Pharma plc Class A ordinary shares. As of June 30, 2026, approximately 4.9 million of RP Holdings Class E Interests had legally vested.

Non-Controlling Interests Ownership

The changes in RP Holdings ownership among the Continuing Investors Partnerships, the Holders of RP Holdings Class E Interests and us are reflected through Other exchanges in the tables above and in our condensed consolidated statements of shareholders’ equity. These changes typically result from activities during the period, including (1) the exchanges of RP Holding Class B Interests for Class A ordinary shares, (2) retirement of RP Holdings Class A Interests in connection with our repurchase of Class A ordinary shares and (3) the exchanges of RP Holding Class E Interests for Class A ordinary shares.

As of June 30, 2026, the ownership of RP Holdings was as follows: 4% by the Holders of RP Holdings Class E Interests, 18% by the Continuing Investors Partnerships and 78% by Royalty Pharma plc. As of June 30, 2025, the ownership of RP Holdings was as follows: 4% by the Holders of RP Holdings Class E Interests, 22% by the Continuing Investors Partnerships and 74% by Royalty Pharma plc.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests and RP Holdings Class E Interests are entitled to dividends and distributions from RP Holdings. In the first six months of 2026, we declared and paid two quarterly cash dividends of $0.235 per Class A ordinary share in an aggregate amount of $209.4 million to holders of our Class A ordinary shares.

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

Out of the seven tranches of the Cytokinetics Commercial Launch Funding, we have funded a total of $275 million under tranches one, four, five and six as of June 30, 2026, including the required minimum draw in April 2025. Tranches two and three are no longer available because the related regulatory milestones were not met. In the fourth quarter of 2025, the contingency for tranche seven was met and up to $175 million became available for Cytokinetics to draw (“Cytokinetics Funding Commitments”) through the fourth quarter of 2026. For tranches one, four, five, six and seven, we expect a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter each tranche was funded. We began receiving quarterly repayments on tranche one and six in the fourth quarter of 2023 and first quarter of 2026, respectively.

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

Further, as part of the expanded funding collaboration in May 2024, we purchased Cytokinetics common stock and provided funding for clinical trials of CK-586 in exchange for a royalty. Lastly, the funding collaboration also included the restructuring of our royalty on Myqorzo.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$351,107	$—	$—	$351,107	$383,568	$—	$—	$383,568
Available for sale debt securities(2)	—	—	25,000	25,000	—	—	18,800	18,800
Total current assets	$351,107	$—	$25,000	$376,107	$383,568	$—	$18,800	$402,368

Equity securities	241,918	—	—	241,918	171,312	—	—	171,312
Available for sale debt securities(2)	—	—	372,100	372,100	—	—	419,000	419,000
Total non-current assets	$241,918	$—	$372,100	$614,018	$171,312	$—	$419,000	$590,312

Liabilities:
Cytokinetics Funding Commitments	—	—	(18,600)	(18,600)	—	—	(9,100)	(9,100)
Total non-current liabilities	$—	$—	$(18,600)	$(18,600)	$—	$—	$(9,100)	$(9,100)
(1)Recorded within Cash and cash equivalents on the condensed consolidated balance sheets.
(2)Related to the funded Cytokinetics Funding Arrangements.

For the second quarter and first six months of 2026, we recognized gains of $70.3 million and $43.1 million, respectively, on equity securities still held as of June 30, 2026. For the second quarter and first six months of 2025, we recognized losses of $36.2 million and $82.0 million, respectively, on equity securities still held as of June 30, 2026.

The tables presented below summarize the changes in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended June 30, 2026
	Debt Securities	Funding Commitments
Balance at the beginning of the period	$428,700	$(11,000)
Changes in fair value(1)	(27,280)	(7,600)
Redemptions(2)	(4,320)	—
Balance at the end of the period	$397,100	$(18,600)
(1)Recorded within Losses on available for sale debt securities in the condensed consolidated statements of operations.
(2)Amount relates to the quarterly repayments on the Cytokinetics Commercial Launch Funding.

	For the Three Months Ended June 30, 2025
	Equity Securities	Debt Securities	Funding Commitments	Royalty at Fair Value
Balance at the beginning of the period	$2,241	$231,100	$(17,900)	$5,323
Purchases	—	75,000	—	—
Changes in fair value(1)	—	(18,120)	(10,200)	—
Settlement of forward(2)	—	—	900	—
Redemption(3)	—	(2,880)	—	—
Balance at the end of the period	$2,241	$285,100	$(27,200)	$5,323
(1)Recorded within Losses on available for sale debt securities in the condensed consolidated statements of operations.
(2)Amount reflects the fair value attributable to the required draw under tranche four of the Cytokinetics Commercial Launch Funding that was settled upon funding.
(3)Amount relates to the quarterly repayment on the Cytokinetics Commercial Launch Funding.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Six Months Ended June 30, 2026
	Debt Securities	Funding Commitments
Balance at the beginning of the period	$437,800	$(9,100)
Changes in fair value(1)	(32,060)	(9,500)
Redemptions(2)	(8,640)	—
Balance at the end of the period	$397,100	$(18,600)
(1)Recorded within Losses on available for sale debt securities in the condensed consolidated statements of operations.
(2)Amount relates to the quarterly repayments on the Cytokinetics Commercial Launch Funding.

	For the Six Months Ended June 30, 2025
	Equity Securities	Debt Securities	Funding Commitments	Royalty at Fair Value
Balance at the beginning of the period	$2,241	$751,700	$(12,080)	$5,323
Purchases	—	75,000	—	—
Changes in fair value(1)	—	(15,581)	(15,920)	—
Sales(2)	—	(510,553)	—	—
Settlements of forwards(3)	—	—	800	—
Redemptions(4)	—	(15,466)	—	—
Balance at the end of the period	$2,241	$285,100	$(27,200)	$5,323
(1)Recorded within Losses on available for sale debt securities in the condensed consolidated statements of operations.
(2)We provided funding of $300 million to MorphoSys in 2022 (“MorphoSys Development Funding Bonds”), which we sold in January 2025.
(3)Amount reflects the fair value attributable to the required draw under tranche four of the Cytokinetics Commercial Launch Funding that was settled upon funding.
(4)Amount relates to the quarterly repayments on the MorphoSys Development Funding Bonds prior to the sale and the Cytokinetics Commercial Launch Funding.

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 3 measurement as of June 30, 2026 and December 31, 2025 in the fair value hierarchy. As of June 30, 2026 and December 31, 2025, we did not have any financial instruments recorded at fair value using Level 2 inputs.

Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments

We estimated the fair values of the funded Cytokinetics Funding Arrangements as of June 30, 2026 and December 31, 2025 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Funding Arrangements require significant judgment. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by us at any particular date.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We estimated the fair value of the Cytokinetics Funding Commitments as of June 30, 2026 and December 31, 2025 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of June 30, 2026 and December 31, 2025, this methodology incorporates Level 3 inputs, including the probability of a change of control event occurring during the investment term, an assumed interest rate volatility of 37.5% and 42.5%, respectively, and an assumed risk-adjusted discount rate of 14.2% and 10.9%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

Fair Value Disclosure of Financial Assets Not Measured at Fair Value

Financial royalty assets are not measured at fair value. Instead, they are measured and carried at amortized cost using the effective interest method on the condensed consolidated balance sheets. Financial royalty assets do not include our entire portfolio of investments, and specifically exclude the following:

1.development-stage product candidates where the funding was (i) expensed as upfront R&D upon acquisition (e.g., Trodelvy and Nurtec ODT) or (ii) expensed as ongoing R&D (e.g., our funding agreement for JNJ-4804 with Johnson & Johnson); and
2.contractual funding arrangements (e.g., the Cytokinetics Funding Arrangements), which are accounted for as available for sale debt securities.

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

As of June 30, 2026, the estimated fair values of the current and non-current portions of financial royalty assets were $0.9 billion and $23.7 billion, respectively. As of June 30, 2026, approximately 9% of the current portion and 6% of the non-current portion of the financial royalty assets was attributable to the legacy non-controlling interests.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets are as follows (in thousands):

		As of June 30, 2026
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 9)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$4,815,956	$(109,059)	$4,706,897
Evrysdi	2035-2036	2,319,583	(405,042)	1,914,541
Voranigo	2038	978,638	—	978,638
Tysabri	(3)	1,036,266	(80,775)	955,491
Imdelltra	2038-2041	937,842	—	937,842
Tremfya	2031-2032	901,427	—	901,427
Other	2026-2042	9,127,920	(2,181,682)	6,946,238
Total		$20,117,632	$(2,776,558)	$17,341,074
Less: Cumulative allowance for credit losses (Note 9)				(258,903)
Total current and non-current financial royalty assets, net				$17,082,171
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

As of June 30, 2026, the balance of $17.1 billion above for total current and non-current financial royalty assets, net included $1.6 billion in unapproved financial royalty assets held at cost related to frexalimab for $522.6 million and other assets, including primarily olpasiran, daraxonrasib, pelacarsen and neladalkib.

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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses (in thousands):

Activity for the Period
Balance at December 31, 2025(1)	$(3,397,481)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(458,161)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	388,340
Write-off of cumulative allowance(2)	478,785
Current period provision for credit losses, net	(911)
Reclassification from allowance for credit losses on unfunded commitments upon funding(3)	(46,033)
Balance at June 30, 2026	$(3,035,461)
(1)Includes $212.0 million related to cumulative allowance for credit losses.
(2)Primarily relates to amounts removed from the cumulative allowance due to changes in expected cash flows associated with Tazverik as a result of the gross write-off of the related $548.3 million financial royalty asset.
(3)Relates to the allowance for credit losses on the unfunded second royalty tranche with Revolution Medicines Inc. (“Revolution Medicines”) that was previously recorded within Other liabilities on the condensed consolidated balance sheet and reclassified to the cumulative allowance on financial royalty assets upon funding. Refer to Note 15–Commitments and Contingencies for additional information.

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

The Avillion Entities

We account for our partnership interests in Avillion Financing I, LP and its related entities (“Avillion I”) and BAv Financing II, LP and its related entities (“Avillion II” and, together with Avillion I, the “Avillion Entities”) as equity method investments because we have the ability to exercise significant influence over the Avillion Entities.

Avillion I’s only operations are the collection of cash and unwinding of the discount on the series of fixed annual payments due from Pfizer under its co-development agreement, following the FDA’s approval of a supplemental New Drug Application (“NDA”) for Pfizer’s Bosulif in December 2017.

Avillion II is a party to a co-development agreement with AstraZeneca to develop Airsupra for the treatment of asthma in exchange for royalties, a series of success-based milestones and other potential payments. Airsupra was approved by the FDA in 2023 and we began receiving distributions from Avillion II related to the royalty in the first quarter of 2025.

The following table summarizes the cash distributions from our equity method investees, which are recorded within Distributions from equity method investees on the condensed consolidated statements of cash flows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Distributions from equity method investees
The Legacy SLP Interest	$6,365	$62,385	$12,424	$70,722
Avillion I	—	—	13,396	13,396
Avillion II(1)	1,436	603	28,010	28,528
Total	$7,801	$62,988	$53,830	$112,646
(1)For the first six months of 2026, amount includes approximately $10.3 million representing our pro rata portion of the $22 million milestone payment Avillion II received from AstraZeneca following the FDA’s approval of a supplemental NDA for Airsupra. For the first six months of 2025, amount includes approximately $27.4 million representing our pro rata portion of the $55 million milestone payment Avillion II received from AstraZeneca following Airsupra meeting the primary endpoint in the Phase 3 clinical trial.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11. Research and Development Funding Expense

We enter into R&D funding agreements with counterparties to acquire royalties or milestones on product candidates. R&D funding expense consists of development-stage funding costs recognized under these agreements, which may be made upfront, as milestones upon achievement of certain predefined criteria, or over time as the related product candidates undergo clinical trials.

In the second quarter and first six months of 2026, R&D funding expense of $97.9 million and $137.6 million, respectively, primarily related to the R&D funding agreements for JNJ-4804, litifilimab and TEV-’408. In the second quarter and first six months of 2025, R&D funding expense of $300.5 million and $351.0 million, respectively, primarily related to an upfront payment of $250.0 million to acquire royalties on daraxonrasib and the R&D funding agreement for litifilimab.

Below summarizes our R&D funding agreements as of June 30, 2026 (in thousands):

Product Candidates	Counterparties	Total Commitments	Funding Timing	Unfunded Commitments
JNJ‑4804	Johnson & Johnson	$500,000	Eight fixed quarterly payments commencing in the second quarter of 2026	$437,500
TEV-’408(1)	Teva Pharmaceuticals	75,000	Variable quarterly payments commencing in second quarter of 2026	65,149
Litifilimab	Biogen	250,000	Six fixed quarterly payments commencing in first quarter of 2025	—
Total		$825,000		$502,649
(1)In the first quarter of 2026, we entered into an R&D funding agreement with Teva Pharmaceuticals, a U.S. affiliate of Teva Pharmaceutical Industries Ltd, for TEV-’408 for up to $500 million. Under the agreement, we agreed to co-fund a Phase 2b study for vitiligo for up to $75 million and have the option to provide up to an additional $425 million to co-fund the Phase 3 development program based on the results of the Phase 2b study. In the second quarter of 2026, we accrued $14.3 million of R&D funding expense for our portion of estimated costs incurred for the Phase 2b study, which is recorded within Other current liabilities on the condensed consolidated balance sheet and is expected to be paid in the third quarter of 2026.

12. Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of June 30, 2026	As of December 31, 2025
Senior Unsecured Notes:
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	$1,000,000	$1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 4.45% (issued at 98.909% of par)	9/2025	3/2031	600,000	600,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$900,000, 5.20% (issued at 97.989% of par)	9/2025	9/2035	900,000	900,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
$500,000, 5.95% (issued at 95.824% of par)	9/2025	9/2055	500,000	500,000
Term Loan	See below	7/2026	380,000	380,000
Unamortized debt discount and issuance costs			(218,108)	(229,083)
Total debt carrying value			8,961,892	8,950,917
Less: Current portion of long-term debt			(380,000)	(380,000)
Total long-term debt			$8,581,892	$8,570,917

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

We issued $1.5 billion, $1.3 billion and $6.0 billion of senior unsecured notes in 2024 (the “2024 Notes”), 2021 (the “2021 Notes”) and 2020 (the “2020 Notes” and, collectively with the “2021 Notes”, “2024 Notes” and “2025 Notes”, the “Notes”), respectively. The 2024 Notes, 2021 Notes and 2020 Notes were issued at a total discount of $205.2 million and we capitalized approximately $65.3 million in debt issuance costs primarily comprised of underwriting fees. The 2024 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 5.48% and 5.92%, respectively. The 2021 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06%, respectively. The 2020 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.13% and 2.50%, respectively. Through June 30, 2026, we have repaid $2.0 billion of the 2020 Notes upon maturity.

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

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings and RP Manager, our non-wholly owned subsidiaries. We are required to comply with certain covenants under our Notes and as of June 30, 2026, we were in compliance with all applicable covenants.

As of June 30, 2026 and December 31, 2025, the fair value of our outstanding Notes using Level 2 inputs was approximately $7.8 billion and $7.9 billion, respectively.

Term Loan

In connection with the Internalization, RP Holdings and RP Manager were each joined as a borrower under RPM’s then existing $380 million term loan (the “Term Loan”) with Bank of America, N.A (as amended, the “Loan Agreement”). Pablo Legorreta, Legorreta Investments, LLC and Legorreta Investments II LLC are guarantors under the Term Loan. Upon the closing of the Internalization, RPM was released as a borrower under the Term Loan. In the third quarter of 2025, the Loan Agreement was amended to accelerate the maturity of the Term Loan to July 31, 2026 and decrease the applicable interest rate. Following the amendment, the Term Loan is subject to an interest rate, at our option, of either (i) the Daily SOFR plus 1.25% or (ii) Term SOFR plus 1.25%, each as defined in the Loan Agreement. Interest is payable in arrears quarterly. We made the first interest payment in the third quarter of 2025. As of June 30, 2026 and December 31, 2025, the carrying value of the Term Loan approximates fair value, respectively, as the interest rate is variable and reflects current market rates. The Term Loan is subject to certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio, (ii) a Consolidated Coverage Ratio, and (iii) a Consolidated Portfolio Cash Flow Ratio, each as described further below under the description of the Credit Agreement that governs the Revolving Credit Facility. In July 2026, we repaid the Term Loan upon maturity.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Senior Unsecured Revolving Credit Facility

On May 22, 2026, RP Holdings, as borrower, entered into a Revolving Credit Agreement (the “Credit Agreement”), which refinanced and replaced in its entirety the Amended and Restated Revolving Credit Agreement, dated as of September 15, 2021, as amended. The Credit Agreement provides for a $1.8 billion unsecured revolving credit facility (the “Revolving Credit Facility”) for general corporate purposes and matures on May 22, 2031. As of June 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility and the prior revolving credit facility, respectively.

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

The Credit Agreement that governs the Revolving Credit Facility and the amended loan agreement that governs the Term Loan contain certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, Portfolio Cash Flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. We were in compliance with the financial covenants as of June 30, 2026.

Uncommitted Credit Facility

In August 2025, we entered into an uncommitted line of credit agreement with Société Générale (the “Uncommitted Credit Facility”) which provides for an aggregate borrowing capacity of up to $350.0 million for general corporate purposes within a quarter. As of June 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Uncommitted Credit Facility, respectively.

Principal Payments on the Borrowings

The future principal payments for our borrowings as of June 30, 2026 are as follows (in thousands):

Year	Principal Payments
Remainder of 2026	$380,000
2027	1,000,000
2028	—
2029	500,000
2030	1,000,000
Thereafter	6,300,000
Total(1)	$9,180,000
(1)Excludes unamortized debt discount and issuance costs of $218.1 million as of June 30, 2026, which are amortized through interest expense over the remaining life of the underlying debt obligations.

13. Earnings per Share

In the second quarter and first six months of 2026 and 2025, Class B ordinary shares contingently issuable for the EPAs were evaluated and included in the diluted earnings per share computation as certain conditions were met.

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

The following table sets forth the reconciliation of the numerator and denominator used to calculate basic and diluted earnings per Class A ordinary share (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Consolidated net income(1)	$81,486	$92,635	$549,741	$527,068
Less: Net income attributable to the Continuing Investors Partnerships	4,220	9,671	82,269	86,429
Less: Net income attributable to the Legacy Investors Partnerships	50,500	48,943	113,713	125,792
Less: Net income attributable to the Founder’s Equity(2)	7,933	963	23,827	42,440
Less: Net income attributable to the RP Holdings Class E Interests Holders	950	882	17,360	882
Net income attributable to Royalty Pharma plc - basic	17,883	32,176	312,572	271,525
Add: Reallocation of net income attributable to the Continuing Investors Partnerships from the assumed exchanges of Class B ordinary shares	4,220	9,671	82,269	86,429
Add: Reallocation of net income attributable to the Holders of RP Holdings Class E Interests from the assumed exchanges of eligible Class B ordinary shares	180	26	3,329	26
Net income attributable to Royalty Pharma plc - diluted	$22,283	$41,873	$398,170	$357,980

Denominator
Weighted average Class A ordinary shares outstanding - basic	445,064	423,514	440,950	429,464
Add: Dilutive effects as shown separately below
Assumed exchanges of Class B ordinary shares by the Continuing Investors Partnerships	106,939	138,348	111,365	140,151
Unvested RSUs	181	25	170	36
Shares contingently issuable for the Equity Performance Awards	147	48	223	323
Assumed exchanges of eligible Class B ordinary shares by the Holders of RP Holdings Class E Interests	4,565	363	4,644	183
Weighted average Class A ordinary shares outstanding - diluted	556,896	562,298	557,352	570,157

Earnings per Class A ordinary share - basic	$0.04	$0.08	$0.71	$0.63
Earnings per Class A ordinary share - diluted	$0.04	$0.07	$0.71	$0.63
(1)Consolidated net income for 2025 has been recast as a result of the adoption of ASU 2025-07. See Note 2–Summary of Significant Accounting Policies for further details.
(2)Amounts for the first six months of 2025 include Mr. Legorreta’s retained EPAs and employees’ participation in the EPAs, which were considered part of Founder’s Equity prior to the closing of the Internalization.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Consolidated net income(1)	$549,741	$527,068
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,233,019)	(1,089,908)
Provision for changes in expected cash flows from financial royalty assets	70,732	(331,078)
Provision for credit losses on unfunded commitments	9,368	92,535
Share-based compensation	229,059	91,284
Amortization of debt discount and issuance costs	11,519	10,586
(Gains)/losses on equity securities	(48,990)	76,431
Equity in earnings of equity method investees	(25,835)	(9,136)
Distributions from equity method investees	24,738	13,396
Amortization of prepaid expenses	3,882	2,665
Losses on available for sale debt securities	41,560	30,701
Depreciation	2,465	1,379
Financial royalty asset impairment	69,443	—
Other	5,307	2,658
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	1,730,450	1,556,262
Other royalty income receivable	(2,158)	(787)
Other current assets	(3,602)	(1,467)
Other assets	(294)	381
Accounts payable and accrued liabilities	3,056	3,697
Interest payable	(3,052)	(16,275)
Other current liabilities	14,258	—
Other liabilities	(1,934)	(332)
Net cash provided by operating activities	$1,446,694	$960,060
(1)Consolidated net income for 2025 has been recast as a result of the adoption of ASU 2025-07. See Note 2–Summary of Significant Accounting Policies for further details.

15. Commitments and Contingencies

Revolution Medicines Funding Commitments

In June 2025, we entered into a two part funding arrangement for up to $2 billion with Revolution Medicines. The funding arrangement is comprised of the purchase of a royalty on daraxonrasib and senior secured term loans.

The royalty purchase is comprised of five $250 million tranches, totaling up to $1.25 billion. Out of the five tranches, the first tranche was funded upon closing and recorded as R&D funding expense. The required second tranche was funded in the second quarter of 2026 and recorded as a financial royalty asset. Revolution Medicines has the option to draw the remaining tranches upon the achievement of certain clinical, regulatory or sales-based milestones. If funded, these tranches will be accounted for as financial royalty assets. As of June 30, 2026, $750 million of the royalty remained unfunded.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The term loans include three $250 million tranches, totaling up to $750 million. Out of the three tranches, Revolution Medicines is required to draw the first tranche upon the occurrence of a certain regulatory milestone and has the option to draw the remaining tranches upon the achievement of certain sales-based milestones. As of June 30, 2026, $750 million of the term loans remained unfunded.

As of June 30, 2026 and December 31, 2025, we recorded an allowance for credit losses of $52.4 million and $89.0 million, respectively, related to the unfunded portions of the funding arrangements with Revolution Medicines.

Cytokinetics Funding Commitments

As of June 30, 2026, $175 million remained available under the Cytokinetics Funding Commitments.

R&D Funding Commitments

Funding commitments under our R&D funding agreements are described in Note 11–Research and Development Funding Expense.

Leases

In connection with the Internalization, we entered into an operating lease for our office space, as amended in June 2026. The lease has a non-cancelable term through 2037 and average annual minimum payments of approximately $4.0 million.

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

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

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, which is an obligation of Legacy Investors Partnerships, are recognized within General and administrative expenses in the condensed consolidated statements of operations. During the second quarter and first six months of 2026, total operating and personnel payments incurred were $1.0 million and $2.0 million, respectively. During the second quarter and first six months of 2025, total operating and personnel payments incurred were $23.8 million and $113.6 million, respectively.

Payments from Legacy Manager

After the Internalization, we entered into an agreement with RPM to provide administrative services in exchange for a fee. In the second quarter and first six months of 2026 and 2025, we did not recognize material income related to this agreement.

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

	As of June 30, 2026	As of December 31, 2025
Payable to Founder	$3,831	$6,733
Payable to Legacy Investors Partnerships	87,449	66,092
Total distributions payable to non-controlling interests	$91,280	$72,825

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

17. Subsequent Event

In July 2026, we acquired a royalty interest in AstraZeneca’s cliramitug from Neurimmune AG for up to $425 million, including an upfront payment of $125 million.

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

Total income and other revenues

Total income and other revenues is primarily comprised of interest income from our financial royalty assets and royalty income generally arising from successful commercialization of products developed through research and development (“R&D”) funding agreements. Most of our royalties are classified as financial assets as our ownership rights are generally passive in nature.

The royalty payor that accounted for greater than 10% of our total income and other revenues is shown in the table below:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Royalty Payor	Royalty	2026	2025	2026	2025
Vertex	Cystic fibrosis franchise	32%	35%	33%	35%

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

Other royalty income and revenues

Other royalty income and revenues primarily includes income from financial royalty assets that have been fully amortized, on which we may continue to collect royalties beyond the estimated duration, and income from synthetic royalties and milestones arising out of R&D funding agreements.

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

Provision for credit losses on unfunded commitments

The provision for credit losses on unfunded commitments, a non-cash item, represents the current expected credit losses on the unfunded portions of a two part funding arrangement we entered into with Revolution Medicines, Inc. (“Revolution Medicines”) in the second quarter of 2025. As of June 30, 2026, the unfunded commitments include the potential purchase of additional royalty interests on daraxonrasib, which, if funded, will be accounted for as financial royalty assets, and funding of senior secured term loans. Because we have limited protective rights with respect to each unfunded portion once the committed funding is provided, we are required to recognize an allowance for current expected credit losses based on our estimate of probability of future funding. We estimate this allowance using the probability of default and loss given default method. We are required to reassess our estimate of current expected credit losses as of each reporting date and any subsequent change to such allowance, which can be income or expense, is reflected within Provision for credit losses on unfunded commitments in the condensed consolidated statements of operations.

R&D funding expense

We enter into R&D funding agreements with counterparties to acquire royalties or milestones on product candidates. R&D funding expense consists of development-stage funding costs recognized under these agreements, which may be made upfront, as milestones upon achievement of certain predefined criteria, or over time as the related product candidates undergo clinical trials.

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

1.Approximately 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million, which are expensed over vesting periods on a straight-line basis of generally five to nine years. As of June 30, 2026, we had $570.9 million of unrecognized compensation expense related to 17.2 million RP Holdings Class E Interests that are expected to vest over a weighted average period of 5.0 years.

2.The vesting of the Employee EPAs over their remaining service periods and the subsequent change in their fair value. The fair value of the Employee EPAs is driven by the projected performance of the investments within the Portfolio and will fluctuate based on the timing and amount of investments made during the investment period as well as the actual and expected returns on the investments.

Additionally, as each new Portfolio commences after the Internalization, any related Employee EPAs will also be recognized as share-based compensation expense over the required service periods of generally four years and included within General and administrative expenses in the condensed consolidated statements of operations. Lastly, G&A expenses include rent, legal fees and other expenses for professional services.

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

Other (income)/expense, net

Other (income)/expense, net primarily includes the changes in fair value of our equity securities and available for sale debt securities, including related forwards and funding commitments, and interest income.

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

Results of Operations

Our historical results of operations for 2025 have been recast to reflect the adoption of ASU 2025-07 by removing the losses previously recognized on derivative. The comparison of our historical results of operations is as follows (in thousands):

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Income and other revenues
Income from financial royalty assets	$638,027	$550,418	87,609	15.9	$1,233,019	$1,089,908	143,111	13.1
Other royalty income and revenues	36,114	28,247	7,867	27.9	71,698	57,004	14,694	25.8
Total income and other revenues	674,141	578,665	95,476	16.5	1,304,717	1,146,912	157,805	13.8
Operating expense/(income)
Provision for changes in expected cash flows from financial royalty assets	268,216	(203,938)	472,154	*	70,732	(331,078)	401,810	*
Provision for credit losses on unfunded commitments	13,068	92,535	(79,467)	(85.9)	9,368	92,535	(83,167)	(89.9)
Research and development funding expense	97,851	300,500	(202,649)	(67.4)	137,641	351,000	(213,359)	(60.8)
General and administrative expenses	161,887	179,769	(17,882)	(9.9)	321,377	290,475	30,902	10.6
Financial royalty asset impairment	—	—	—	n/a	69,443	—	69,443	n/a
Total operating expense, net	541,022	368,866	172,156	46.7	608,561	402,932	205,629	51.0
Operating income	133,119	209,799	(76,680)	(36.5)	696,156	743,980	(47,824)	(6.4)
Other (income)/expense
Equity in earnings of equity method investees	(4,077)	(2,693)	(1,384)	51.4	(25,835)	(9,136)	(16,699)	182.8
Interest expense	93,617	68,668	24,949	36.3	187,339	133,929	53,410	39.9
Other (income)/expense, net	(37,907)	51,189	(89,096)	*	(15,089)	92,119	(107,208)	*
Total other expense, net	51,633	117,164	(65,531)	(55.9)	146,415	216,912	(70,497)	(32.5)
Consolidated net income	81,486	92,635	(11,149)	(12.0)	549,741	527,068	22,673	4.3
Net income attributable to non-controlling interests	63,603	60,459	3,144	5.2	237,169	255,543	(18,374)	(7.2)
Net income attributable to Royalty Pharma plc	$17,883	$32,176	(14,293)	(44.4)	$312,572	$271,525	41,047	15.1
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products is as follows, in order of contribution to income for the first six months of 2026 (in thousands):

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Cystic fibrosis franchise	$214,309	$203,466	10,843	5.3	$426,290	$398,581	27,709	7.0
Evrysdi	58,817	48,584	10,233	21.1	114,532	100,361	14,171	14.1
Tremfya	65,780	35,923	29,857	83.1	112,470	74,048	38,422	51.9
Voranigo	44,487	39,190	5,297	13.5	88,278	69,716	18,562	26.6
Trelegy	40,674	38,629	2,045	5.3	79,745	73,406	6,339	8.6
Tysabri	28,680	29,818	(1,138)	(3.8)	55,648	61,145	(5,497)	(9.0)
Other products	185,280	154,808	30,472	19.7	356,056	312,651	43,405	13.9
Total income from financial royalty assets	$638,027	$550,418	87,609	15.9	$1,233,019	$1,089,908	143,111	13.1

Three months ended June 30, 2026 and 2025

Income from financial royalty assets increased by $87.6 million, or 15.9%, in the second quarter of 2026 as compared to the second quarter of 2025, primarily driven by an increase in interest income from Tremfya and the cystic fibrosis franchise, as well as $27.6 million of interest income from Imdelltra, which was acquired in the third quarter of 2025 and is reflected within other products in the table above. The increase in income from Tremfya was primarily driven by an increase in sell-side equity research analysts’ consensus sales forecasts. The increase in income from the cystic fibrosis franchise was primarily driven by higher interest income following the reversal of the allowance for changes in expected cash flows related to the FDA approval of Alyftrek in the fourth quarter of 2024.

Six months ended June 30, 2026 and 2025

Income from financial royalty assets increased by $143.1 million, or 13.1%, in the first six months of 2026 as compared to the first six months of 2025, primarily driven by $46.9 million of interest income from Imdelltra, which was acquired in the third quarter of 2025 and is reflected within other products in the table above, as well as increases in interest income from Tremfya and the cystic fibrosis franchise. The increase in income from Tremfya was primarily driven by an increase in sell-side equity research analysts’ consensus sales forecasts. The increase in income from the cystic fibrosis franchise was primarily driven by higher interest income following the reversal of the allowance for changes in expected cash flows related to the FDA approval of Alyftrek in the fourth quarter of 2024.

Other royalty income and revenues

Three months ended June 30, 2026 and 2025

Other royalty income and revenues increased by $7.9 million or 27.9% in the second quarter of 2026 as compared to the second quarter of 2025, primarily driven by the growth in Trodelvy sales.

Six months ended June 30, 2026 and 2025

Other royalty income and revenues increased by $14.7 million, or 25.8%, in the first six months of 2026 as compared to the first six months of 2025, primarily driven by the growth in Trodelvy sales.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
Royalty		Royalty
Adstiladrin	$130,005	Evrysdi	$(170,534)
Cystic fibrosis franchise	109,059	Xtandi	(37,609)
Orladeyo	36,775	Tremfya	(25,114)
Xtandi	19,180	Tysabri	30,466
Tysabri	(63,160)	Promacta	46,187
Other	28,395	Other	(39,423)
Total provision, exclusive of provision for credit losses	260,254	Total provision, exclusive of provision for credit losses	(196,027)
Provision for current expected credit losses	7,962	Provision for current expected credit losses	(7,911)
Total provision	$268,216	Total provision	$(203,938)

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
Royalty		Royalty
Adstiladrin	$186,231	Cystic fibrosis franchise	$(259,353)
Cystic fibrosis franchise	109,059	Trelegy	(66,647)
Orladeyo	36,775	Xtandi	(58,408)
Evrysdi	(89,080)	Evrysdi	(48,233)
Tysabri	(154,548)	Tysabri	49,033
Other	(18,616)	Other	73,947
Total provision, exclusive of provision for credit losses	69,821	Total provision, exclusive of provision for credit losses	(309,661)
Provision for current expected credit losses	911	Provision for current expected credit losses	(21,417)
Total provision	$70,732	Total provision	$(331,078)

Three months ended June 30, 2026 and 2025

In the second quarter of 2026, we recorded provision expense of $268.2 million, comprised of $260.3 million in provision expense for changes in expected cash flows and $8.0 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Adstiladrin, due to a decline in its sales forecast. In addition, we recorded provision expenses related to the cystic fibrosis franchise, due to an increase in the estimated sales forecast attributable to Alyftrek based on consensus estimates and the conservative assumption that royalties will only be collected on the tezacaftor component of Alyftrek and not on the deuterated ivacaftor component. Although we believe that the deuterated ivacaftor component of Alyftrek is the same as ivacaftor and is therefore royalty-bearing, beginning in the second quarter of 2025, we did not receive from Vertex the full amount of royalty receipts on Alyftrek net sales to which we believe that we are contractually entitled. If deuterated ivacaftor is determined to be royalty-bearing, we may recognize provision income in our results of operations at that time. The provision expense was partially offset by provision income related to Tysabri due to an increase in sell-side equity research analysts’ consensus sales forecasts.

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

Six months ended June 30, 2026 and 2025

In the first six months of 2026, we recorded provision expense of $70.7 million, comprised of $69.8 million in provision expense for changes in expected cash flows and $0.9 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Adstiladrin due to decline in its sales forecast. In addition, we recorded provision expenses related to the cystic fibrosis franchise, due to an increase in the estimated sales forecast attributable to Alyftrek based on consensus estimates and the conservative assumption that royalties will only be collected on the tezacaftor component of Alyftrek and not on the deuterated ivacaftor component. Although we believe that the deuterated ivacaftor component of Alyftrek is the same as ivacaftor and is therefore royalty-bearing, beginning in the second quarter of 2025, we did not receive from Vertex the full amount of royalty receipts on Alyftrek net sales to which we believe that we are contractually entitled. If deuterated ivacaftor is determined to be royalty-bearing, we may recognize provision income in our results of operations at that time. The provision expense was partially offset by provision income related to Tysabri and Evrysdi due to increases in sell-side equity research analysts’ consensus sales forecasts.

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

Provision for credit losses on unfunded commitments

Three months ended June 30, 2026 and 2025

Provision for credit losses on unfunded commitments decreased by $79.5 million, or 85.9%, in the second quarter of 2026 as compared to the second quarter of 2025. In the second quarter of 2025, we entered into a funding arrangement with Revolution Medicines and recognized provision expense for credit losses of $92.5 million related to the unfunded portions of the arrangement. In the second quarter of 2026, we did not enter into any new funding arrangement that required a provision for credit losses on the unfunded portions.

Six months ended June 30, 2026 and 2025

Provision for credit losses on unfunded commitments decreased by $83.2 million, or 89.9% in the first six months of 2026 as compared to the first six months of 2025. In the first six months of 2025, we entered into a funding arrangement with Revolution Medicines and recognized provision expense for credit losses of $92.5 million related to the unfunded portions of the arrangement. In the first six months of 2026, we did not enter into any new funding arrangement that required a provision for credit losses on the unfunded portions.

R&D funding expense

Three months ended June 30, 2026 and 2025

R&D funding expense decreased by $202.6 million, or 67.4%, in the second quarter of 2026 as compared to the second quarter of 2025, primarily driven by R&D funding of $250.0 million related to daraxonrasib recorded in the second quarter of 2025.

Six months ended June 30, 2026 and 2025

R&D funding expense decreased by $213.4 million, or 60.8%, in the first six months of 2026 as compared to the first six months of 2025, primarily driven by R&D funding of $250.0 million related to daraxonrasib recorded in the second quarter of 2025.

G&A expenses

Three months ended June 30, 2026 and 2025

G&A expenses decreased by $17.9 million, or 9.9%, in the second quarter of 2026 as compared to the second quarter of 2025. In the second quarter of 2025, G&A expenses were higher, primarily driven by $15.0 million of acquisition-related costs for the Internalization and $23.8 million of cash-based Management Fees recognized prior to the Internalization, which was completed in May 2025. The decrease in period-over-period G&A expenses was partially offset by higher share-based compensation expense that began to be recognized following the Internalization.

In the second quarter of 2026, we recognized $123.3 million of employee compensation expense, which included $106.5 million of share-based compensation expense and $16.7 million of cash-based compensation expense. In the second quarter of 2025, prior to the Internalization, we recognized $23.8 million of cash-based Management Fees, and following the Internalization, we recognized $108.5 million of employee compensation expense, which included $90.1 million of share-based compensation expense and $18.3 million of cash-based compensation expense. See Note 4–Share-Based Compensation for additional information.

Six months ended June 30, 2026 and 2025

G&A expenses increased by $30.9 million, or 10.6%, in the first six months of 2026 as compared to the first six months of 2025, primarily driven by higher share-based compensation expense recognized following the Internalization, which was completed in May 2025. The increase in period-over-period G&A expenses was partially offset by the absence of $28.7 million of acquisition-related costs for the Internalization in the prior period and the elimination of Management Fees following the Internalization.

In the first six months of 2026, we recognized $261.4 million of employee compensation expense, which included $227.9 million of share-based compensation expense and $33.6 million of cash-based compensation expense. In the first six months of 2025, prior to the Internalization, we recognized $113.6 million of cash-based Management Fees, and following the Internalization, we recognized $108.5 million of employee compensation expense, which included $90.1 million of share-based compensation expense and $18.3 million of cash-based compensation expense. See Note 4–Share-Based Compensation for additional information.

Financial royalty asset impairment

Three months ended June 30, 2026 and 2025

We did not recognize impairment charges in the second quarter of 2026 or 2025.

Six months ended June 30, 2026 and 2025

We recognized a financial royalty asset impairment charge of $69.4 million in the first six months of 2026 related to Tazverik following announcements by Ipsen and Eisai in March 2026 of the voluntary withdrawal of Tazverik across all indications and markets. We did not recognize impairment charges in the first six months of 2025.

Equity in earnings of equity method investees

Three months ended June 30, 2026 and 2025

Equity in earnings of equity method investees was relatively flat in the second quarter of 2026 as compared to the second quarter of 2025.

Six months ended June 30, 2026 and 2025

Equity in earnings of equity method investees increased by $16.7 million, or 182.8%, in the first six months of 2026 as compared to the first six months of 2025. Equity in earnings of equity method investees in the first six months of 2026 was primarily driven by a $15.2 million gain related to our portion of the Airsupra sales-based milestone that the Avillion Entities received from AstraZeneca. Equity in earnings of equity method investees in the first six months of 2025 was primarily driven by an income allocation from the Legacy SLP Interest of $10.6 million.

Interest expense

Three months ended June 30, 2026 and 2025

Interest expense increased by $24.9 million, or 36.3%, in the second quarter of 2026 as compared to the second quarter of 2025, primarily driven by the issuance of $2.0 billion of senior unsecured notes in September 2025.

Six months ended June 30, 2026 and 2025

Interest expense increased by $53.4 million, or 39.9%, in the first six months of 2026 as compared to the first six months of 2025, primarily driven by the issuance of $2.0 billion of senior unsecured notes in September 2025 and the $380 million term loan that we assumed as part of the Internalization. The weighted average coupon rate on our senior unsecured notes outstanding as of June 30, 2026 and 2025 was 3.75% and 3.06%, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of our debt financing arrangements.

Other (income)/expense, net

Three months ended June 30, 2026 and 2025

Other income, net of $37.9 million in the second quarter of 2026 was primarily comprised of $69.2 million of gains on equity securities and $5.1 million of interest income earned on cash and cash equivalents, partially offset by $34.9 million of losses on available for sale debt securities due to changes in fair value of the Cytokinetics Funding Arrangements.

Other expense, net of $51.2 million in the second quarter of 2025 was primarily comprised of $30.6 million of losses on equity securities and $27.4 million of losses on available for sale debt securities due to changes in fair value of the Cytokinetics Funding Arrangements, partially offset by $8.3 million of interest income earned on cash and cash equivalents.

Six months ended June 30, 2026 and 2025

Other income, net of $15.1 million in the first six months of 2026 was primarily comprised of $49.0 million of gains on equity securities and $11.4 million of interest income earned on cash and cash equivalents, partially offset by $41.6 million of losses on available for sale debt securities due to changes in fair value of the Cytokinetics Funding Arrangements.

Other expense, net of $92.1 million in the first six months of 2025 was primarily comprised of $76.4 million of losses on equity securities and $30.7 million of losses on available for sale debt securities primarily driven by the changes in the fair value of the Cytokinetics Funding Arrangements, partially offset by $19.6 million of interest income on cash and cash equivalents.

Net income attributable to non-controlling interests

Three months ended June 30, 2026 and 2025

Net income attributable to Legacy Investors Partnerships was relatively flat in the second quarter of 2026 as compared to the second quarter of 2025.

Net income attributable to Continuing Investors Partnerships decreased by $5.5 million, or 56.4% in the second quarter of 2026 as compared to the second quarter of 2025, primarily driven by lower net income attributable to RP Holdings as a result of provision expense recognized in 2026 as compared to provision income recognized in 2025.

Net income attributable to Founder’s Equity increased by $7.0 million in the second quarter of 2026 as compared to the second quarter of 2025, driven by an increase in EPAs attributable to Founder’s Equity as a result of higher Net Economic Profit, reflecting higher cash receipts from portfolio investments.

Net income attributable to RP Holdings Class E Interests was relatively flat in the second quarter of 2026 as compared to the second quarter of 2025. We issued 24.5 million RP Holdings Class E Interests in connection with the Internalization in the second quarter of 2025.

Six months ended June 30, 2026 and 2025

Net income attributable to Legacy Investors Partnerships decreased by $12.1 million, or 9.6% in the first six months of 2026 as compared to the first six months of 2025, primarily driven by lower net income attributable to Old RPI as a result of impairment charges related to Tazverik.

Net income attributable to Continuing Investors Partnerships decreased by $4.2 million, or 4.8% in the first six months of 2026 as compared to the first six months of 2025, primarily driven by a decline in the Continuing Investors Partnerships’ ownership of RP Holding due to the ongoing exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares.

Net income attributable to Founder’s Equity decreased by $18.6 million, or 43.9%, in the first six months of 2026 as compared to the first six months of 2025, primarily driven by the Internalization completed in May 2025. Prior to the Internalization, net income attributable to Founder’s Equity included both Mr. Legorreta’s retained EPAs and employee participation in the EPAs. In the first six months of 2026, Founder’s Equity includes only Mr. Legorreta’s retained EPAs.

Net income attributable to RP Holdings Class E Interests increased by $16.5 million in the first six months of 2026 as compared to the first six months of 2025. We issued 24.5 million RP Holdings Class E Interests in connection with the Internalization in the second quarter of 2025.

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

Our portfolio consists of royalties on more than 35 marketed therapies and 19 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare diseases, neuroscience, oncology, hematology, immunology, respiratory and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including Royalty Receipts by product and milestones and other contractual receipts, in order of contribution to total Royalty Receipts for the first six months of 2026 (in thousands):

Products	Marketer(s)	Therapeutic Area	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
			2026	2025	$	%	2026	2025	$	%
Cystic fibrosis franchise(1)	Vertex	Rare disease	$193,941	$193,818	123	0.1	$447,195	$443,548	3,647	0.8
Trelegy	GSK	Respiratory	58,232	56,618	1,614	2.9	155,913	141,853	14,060	9.9
Evrysdi	Roche	Rare disease	46,644	32,895	13,749	41.8	126,301	85,550	40,751	47.6
Tysabri	Biogen	Neuroscience	66,527	55,844	10,683	19.1	125,865	116,910	8,955	7.7
Tremfya	Johnson & Johnson	Immunology	56,667	36,958	19,709	53.3	120,651	72,606	48,045	66.2
Xtandi	Pfizer, Astellas	Oncology	44,495	41,861	2,634	6.3	95,523	94,339	1,184	1.3
Voranigo	Servier	Oncology	45,602	26,495	19,107	72.1	92,441	46,036	46,405	100.8
Imbruvica	AbbVie, Johnson & Johnson	Oncology	36,408	43,583	(7,175)	(16.5)	74,320	89,435	(15,115)	(16.9)
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Oncology	22,895	20,365	2,530	12.4	45,488	41,033	4,455	10.9
Imdelltra	Amgen	Oncology	16,582	—	16,582	n/a	33,318	—	33,318	n/a
Trodelvy	Gilead	Oncology	13,513	9,952	3,561	35.8	26,943	22,557	4,386	19.4
Promacta	Novartis	Hematology	8,050	32,639	(24,589)	(75.3)	25,233	76,828	(51,595)	(67.2)
Spinraza	Biogen	Rare disease	10,697	12,002	(1,305)	(10.9)	22,387	24,894	(2,507)	(10.1)
Amvuttra	Alnylam	Rare disease	8,899	—	8,899	n/a	17,165	—	17,165	n/a
Other products(2)			138,777	108,675	30,102	27.7	246,363	204,395	41,968	20.5
Royalty Receipts			$767,929	$671,705	96,224	14.3	$1,655,106	$1,459,984	195,122	13.4
Milestones and other contractual receipts			5,047	55,759	(50,712)	(90.9)	43,234	106,772	(63,538)	(59.5)
Portfolio Receipts(3)			$772,976	$727,464	45,512	6.3	$1,698,340	$1,566,756	131,584	8.4
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek.
(2)Other products primarily include Royalty Receipts on the following products: Crysvita, Erleada, Farxiga/Onglyza, IDHIFA, Nesina, Niktimvo, Nurtec ODT, Orladeyo, Prevymis, Soliqua and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees on the condensed consolidated statements of cash flows.
(3)Portfolio Receipts for 2025 does not include the $511 million of proceeds from our sale of the MorphoSys Development Funding Bonds because it was treated as an asset sale.

Analysis of Portfolio Receipts

The key drivers of Portfolio Receipts are discussed below:

•Cystic fibrosis franchise – Royalty Receipts from the cystic fibrosis franchise, including Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which is marketed by Vertex for the treatment of cystic fibrosis, increased by $3.6 million in the first six months of 2026 as compared to the first six months of 2025. Performance was relatively consistent versus the prior year period, as growth in overall cystic fibrosis franchise sales reflected a mix shift toward Alyftrek, resulting in a lower blended royalty rate.

•Trelegy – Royalty Receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $14.1 million in the first six months of 2026 as compared to the first six months of 2025, primarily driven by continued volume growth across all regions, reflecting patient demand, single inhaler triple therapy class growth and increased market share.

•Evrysdi – Royalty Receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $40.8 million in the first six months of 2026 as compared to the first six months of 2025, attributable to continued growth in Europe and tender-related buying in international markets. Additionally, Royalty Receipts benefited from the incremental royalties we acquired in the fourth quarter of 2025.

•Tysabri – Royalty Receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $9.0 million in the first six months of 2026 as compared to the first six months of 2025, primarily driven by favorable channel dynamics globally and pricing adjustments in the United States, partially offset by increased competition in the rest of world.

•Tremfya – Royalty Receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis, active psoriatic arthritis and inflammatory bowel disease, increased by $48.0 million in the first six months of 2026 as compared to the first six months of 2025, driven by market share gains and market growth, including strong uptake across recently launched inflammatory bowel disease indications.

•Xtandi – Royalty Receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $1.2 million in the first six months of 2026 as compared to the first six months of 2025, relatively consistent with the prior year period.

•Voranigo – Royalty Receipts from Voranigo, which is marketed by Servier for the treatment of low-grade glioma, increased by $46.4 million in the first six months of 2026 as compared to the first six months of 2025, primarily driven by its strong launch in the United States.

•Imbruvica – Royalty Receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $15.1 million in the first six months of 2026 as compared to the first six months of 2025, primarily driven by continued competitive pressures.

•Cabometyx/Cometriq – Royalty Receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, primarily for the treatment of advanced renal cell carcinoma, hepatocellular carcinoma and neuroendocrine tumors, increased by $4.5 million in the first six months of 2026 as compared to the first six months of 2025, primarily driven by continued demand growth from uptake in combination with Opdivo in first-line renal cell carcinoma and previously treated advanced neuroendocrine tumors.

•Imdelltra – Royalty Receipts from Imdelltra, which is marketed by Amgen for the treatment of extensive-stage small cell lung cancer were $33.3 million in the first six months of 2026, primarily driven by its strong global launch as it establishes a new standard of care in second-line extensive stage small cell lung cancer. We acquired the Imdelltra royalty in the third quarter of 2025 and began receiving Royalty Receipts in the fourth quarter of 2025.

•Trodelvy – Royalty Receipts from Trodelvy, which is marketed by Gilead for the treatment of metastatic triple-negative breast cancer and pre-treated hormone receptor-positive, human epidermal growth factor receptor 2 (“HER2”)-negative metastatic breast cancer, increased by $4.4 million in the first six months of 2026 as compared to the first six months of 2025, primarily driven by higher demand.

•Promacta – Royalty Receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura and aplastic anemia, decreased by $51.6 million in the first six months of 2026 as compared to the first six months of 2025, primarily driven by generic competition.

•Spinraza – Royalty Receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, decreased by $2.5 million in the first six months of 2026 as compared to the first six months of 2025, primarily driven by lower U.S. demand and the timing of shipments in certain international markets, as well as Spinraza achieving the $1.5 billion sales cap earlier in 2025 than in the prior year.

•Amvuttra – Royalty Receipts from Amvuttra, which is marketed by Alnylam for the treatment of transthyretin (“TTR”) amyloidosis with cardiomyopathy and for hereditary TTR amyloidosis with polyneuropathy were $17.2 million in the first six months of 2026, primarily driven by continued growth in U.S. patient demand following its second quarter 2025 launch in TTR amyloidosis cardiomyopathy. We acquired the Amvuttra royalty in the fourth quarter of 2025 and began receiving Royalty Receipts in the first quarter of 2026.

•Other products – Royalty Receipts from other products increased by $42.0 million in the first six months of 2026 as compared to the first six months of 2025, primarily driven by strong contributions from Niktimvo and Yorvipath, partially offset by the expiration of the Farxiga and Soliqua royalties.

•Milestones and other contractual receipts decreased by $63.5 million in the first six months of 2026 as compared to the first six months of 2025, primarily attributable to a one-time distribution related to the Legacy SLP Interest and the quarterly repayment on the MorphoSys Development Funding Bonds, both received in the prior year period. Current period Milestones and other contractual receipts include payments for Airsupra, Bosulif and Cytokinetics.

Key Developments Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Jideytro. In July 2026, GSK announced that the FDA approved Jideytro (formerly known as zidesamtinib), a ROS proto-oncogene 1 (“ROS1”)-selective inhibitor, for the treatment of adult patients with locally advanced or metastatic ROS1-positive non-small cell lung cancer who have received a prior ROS1 kinase inhibitor.

•Trodelvy. In June 2026, Gilead announced that the FDA approved Trodelvy for the first-line treatment of certain patients with metastatic triple-negative breast cancer.

In June 2026, Gilead announced that the European Commission (“EC”) approved Trodelvy as a first-line treatment for certain patients with metastatic triple-negative breast cancer who are not candidates for PD-L1 inhibitors.

In June 2026, Gilead announced the discontinuation of the Phase 3 KEYNOTE-D46/EVOKE-03 study evaluating Trodelvy in combination with Keytruda for patients with previously untreated metastatic non-small cell lung cancer.

•Imdelltra. In June 2026, the EC approved Imdelltra for the treatment of adult patients with extensive-stage small cell lung cancer.

•Erleada. In May 2026, Johnson & Johnson announced that the Phase 3 PROTEUS study evaluating Erleada in combination with androgen deprivation therapy before and after radical prostatectomy, in patients with high-risk localized or locally advanced prostate cancer, met its primary endpoints.

•Tremfya. In May 2026, Johnson & Johnson announced that the FDA approved a supplemental Biologics License Application (“BLA”) for Tremfya to include the inhibition of progression of structural joint damage in adults with active psoriatic arthritis.

•Myqorzo. In May 2026, Cytokinetics announced positive topline results from ACACIA-HCM, the pivotal Phase 3 clinical trial of Myqorzo in patients with non-obstructive hypertrophic cardiomyopathy. The study met both dual primary endpoints, demonstrating statistically significant improvements from baseline to week 36 versus placebo.

•Ziihera. In April 2026, Jazz Pharmaceuticals announced that the FDA accepted for filing a supplemental BLA for Ziihera, in combination regimens for the first‑line treatment of adult patients with HER2‑positive metastatic gastroesophageal adenocarcinoma, and granted Priority Review, with a Prescription Drug User Fee Act (“PDUFA”) date of August 25, 2026.

Development-Stage Product Candidates

•Daraxonrasib. In July 2026, Revolution Medicines announced that the FDA accepted for review the company’s New Drug Application (“NDA”) for daraxonrasib, an oral RAS(ON) multi-selective inhibitor, for previously treated metastatic pancreatic ductal adenocarcinoma.

In July 2026, Revolution Medicines announced that the European Medicines Agency (“EMA”) started an accelerated assessment of daraxonrasib.

In April 2026, Revolution Medicines announced positive Phase 3 results from the RASolute-302 trial evaluating daraxonrasib in patients with previously treated metastatic pancreatic cancer.

•Neladalkib. In July 2026, GSK announced that it completed the acquisition of Nuvalent for approximately $10.6 billion, including neladalkib and Jideytro (formerly known as zidesamtinib), two highly selective ROS1 and anaplastic lymphoma kinase inhibitors for the treatment of non-small cell lung cancer.

In May 2026, Nuvalent announced the FDA accepted its NDA for neladalkib for filing and granted the application Priority Review with a PDUFA date of November 27, 2026.

•TEV-’408. In July 2026, Teva Pharmaceuticals (“Teva”) announced plans to advance TEV-’408 into a Phase 2b study in patients with non-segmental vitiligo, following positive Phase 1b results.

•Deucrictibant. In July 2026, Pharvaris announced that the FDA accepted its NDA for deucrictibant immediate-release for the on-demand treatment of hereditary angioedema attacks and assigned a PDUFA date of April 23, 2027.

•Ecopipam. In June 2026, Teva announced the completion of its acquisition of Emalex Biosciences for up to $900 million, including $700 million at closing, which added ecopipam and other neuroscience therapies to its portfolio. Furthermore, Teva announced the submission of an NDA to the FDA for ecopipam for the treatment of pediatric Tourette syndrome.

•Obexelimab. In May 2026, Zenas BioPharma announced the submission of a BLA to the FDA for obexelimab for the treatment of Immunoglobulin G4-related disease.

•TEV-’749. In May 2026, Teva announced that the EMA accepted for review its Marketing Authorization Application for TEV-’749 for the treatment of schizophrenia in adults.

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

During the first six months of 2026, we invested $876.7 million in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Acquisition Activities

•In July 2026, we acquired a portion of Neurimmune AG’s royalty interest in AstraZeneca’s cliramitug for up to $425 million, including $125 million upfront. Cliramitug is a Phase 3 first-in-class TTR-fibril-depleting antibody designed to remove amyloid deposits in patients with TTR amyloidosis with cardiomyopathy, a progressive, degenerative and fatal disease caused by misfolded proteins that accumulate in the heart.

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

•In March 2026, we entered into an R&D co-funding agreement with Johnson & Johnson to provide $500 million over two years for the development of JNJ‑4804, an investigational medicine for autoimmune diseases.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first six months of 2026 and 2025, we generated $1.4 billion and $960.1 million, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (as defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding agreements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. We no longer pay Management Fees following the Internalization, which comprised the majority of our cash G&A expenses historically. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, employee personnel costs, rent expense and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of June 30, 2026 and December 31, 2025, the par value of all of our outstanding borrowings was $9.2 billion, respectively. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below) and up to $350.0 million of an uncommitted line of credit under our Uncommitted Credit Facility (as defined below). A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 12–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activities (in thousands):

	For the Six Months Ended June 30,
	2026	2025	Change
Cash provided by/(used in):
Operating activities	$1,446,694	$960,060	$486,634
Investing activities	(707,587)	191,935	(899,522)
Financing activities	(545,817)	(1,449,113)	903,296

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities increased by $486.6 million in the first six months of 2026 as compared to the first six months of 2025, primarily driven by a decrease in development-stage funding payments, an increase in cash collections from financial royalty assets and a decrease in payments for operating and professional costs as a result of the Internalization, partially offset by higher interest payments.

Investing Activities

Cash used in investing activities in the first six months of 2026 was $707.6 million as compared to cash provided by investing activities of $191.9 million in the first six months of 2025. In the first six months of 2026, cash used in investing activities was primarily driven by cash used for acquisitions of financial royalty assets. In the first six months of 2025, cash provided by investing activities was primarily driven by proceeds from the sale of the MorphoSys Development Funding Bonds, partially offset by milestone payments and purchases of available for sale debt securities.

Financing Activities

Cash used in financing activities decreased by $903.3 million in the first six months of 2026 as compared to the first six months of 2025, primarily driven by decreases in repurchases of our Class A ordinary shares.

Sources of Capital

As of June 30, 2026 and December 31, 2025, our cash and cash equivalents totaled $812.0 million and $618.7 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of June 30, 2026	As of December 31, 2025
Senior Unsecured Notes:
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	$1,000,000	$1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 4.45% (issued at 98.909% of par)	9/2025	3/2031	600,000	600,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$900,000, 5.20% (issued at 97.989% of par)	9/2025	9/2035	900,000	900,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
$500,000, 5.95% (issued at 95.824% of par)	9/2025	9/2055	500,000	500,000
Term Loan	See below	7/2026	380,000	380,000
Total senior unsecured debt			9,180,000	9,180,000
Unamortized debt discount and issuance costs			(218,108)	(229,083)
Total debt carrying value			8,961,892	8,950,917
Less: Current portion of long-term debt			(380,000)	(380,000)
Total long-term debt			$8,581,892	$8,570,917

Senior Unsecured Notes

As of June 30, 2026, our total principal amount of senior unsecured notes outstanding was $8.8 billion (the “Notes”) with a weighted average coupon rate of 3.75%. The Notes require semi-annual interest payments. Indentures governing the Notes contain certain covenants with which we were in compliance as of June 30, 2026.

Term Loan assumed from Internalization

In connection with the Internalization, RP Holdings and RP Manager were each joined as a borrower under RPM’s then existing $380 million term loan (the “Term Loan”) with Bank of America, N.A (as amended, the “Loan Agreement”). Pablo Legorreta, Legorreta Investments, LLC and Legorreta Investments II LLC are guarantors under the Term Loan. Upon the closing of the Internalization, RPM was released as a borrower under the Term Loan. In the third quarter of 2025, the Loan Agreement was amended to accelerate the maturity of the Term Loan to July 31, 2026 and decrease the applicable interest rate. Following the amendment, the Term Loan is subject to an interest rate, at our option, of either (i) the Daily SOFR plus 1.25% or (ii) Term SOFR plus 1.25%, each as defined in the Loan Agreement. Interest is payable in arrears quarterly. We made the first interest payment in the third quarter of 2025. The Term Loan is subject to certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio, (ii) a Consolidated Coverage Ratio, and (iii) a Consolidated Portfolio Cash Flow Ratio, each as described further below under the description of the Credit Agreement that governs the Revolving Credit Facility. In July 2026, we repaid the Term Loan upon maturity.

Uncommitted Credit Facility

In August 2025, we entered into an uncommitted line of credit agreement with Société Générale (the “Uncommitted Credit Facility”) which provides for an aggregate borrowing capacity of up to $350.0 million for general corporate purposes within a quarter. As of June 30, 2026, there were no outstanding borrowings under the Uncommitted Credit Facility.

Senior Unsecured Revolving Credit Facility

On May 22, 2026, RP Holdings, as borrower, entered into a Revolving Credit Agreement (the “Credit Agreement”), which refinanced and replaced in its entirety the Amended and Restated Revolving Credit Agreement, dated as of September 15, 2021, as amended. The Credit Agreement provides for a $1.8 billion unsecured revolving credit facility (the “Revolving Credit Facility”) for general corporate purposes and matures on May 22, 2031. As of June 30, 2026, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

The Credit Agreement that governs the Revolving Credit Facility and the amended loan agreement that governs the Term Loan contain certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. We were in compliance with the financial covenants as of June 30, 2026.

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

The table below presents Adjusted EBITDA and Portfolio Cash Flow, each as calculated according to its respective definition in our Credit Agreement (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Portfolio Receipts	$772,976	$727,464	$1,698,340	$1,566,756
Payments for operating and professional costs(1)	(36,789)	(94,026)	(73,040)	(195,721)
Adjusted EBITDA (non-GAAP)	$736,187	$633,438	$1,625,300	$1,371,035
Interest (paid)/received, net	(369)	7,866	(167,398)	(118,931)
Portfolio Cash Flow (non-GAAP)	$735,818	$641,304	$1,457,902	$1,252,104
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net cash provided by operating activities (GAAP)	$728,459	$363,983	$1,446,694	$960,060
Adjustments:
Proceeds from available for sale debt securities(1), (2)	4,320	2,880	8,640	15,466
Distributions from equity method investees(2)	(13,214)	62,988	29,092	99,250
Interest paid/(received), net(2)	369	(7,866)	167,398	118,931
Development-stage funding payments	97,851	300,500	123,351	351,000
Distributions to legacy non-controlling interests - Portfolio Receipts(2)	(86,147)	(89,220)	(164,120)	(173,845)
Payments for Employee EPAs	4,549	173	14,245	173
Adjusted EBITDA (non-GAAP)	$736,187	$633,438	$1,625,300	$1,371,035
Interest (paid)/received, net(2)	(369)	7,866	(167,398)	(118,931)
Portfolio Cash Flow (non-GAAP)	$735,818	$641,304	$1,457,902	$1,252,104
(1)Amounts include quarterly repayments on the Cytokinetics Commercial Launch Funding and a quarterly repayment on the MorphoSys Development Funding Bonds before they were sold in January 2025.
(2)The table below shows the line item for each adjustment and the direct location for such line item in the condensed consolidated statements of cash flows.

Reconciling Adjustment	Statements of Cash Flows Classification
Interest (paid)/received, net	Operating activities (Interest paid less Interest received)
Distributions from equity method investees	Investing activities
Proceeds from available for sale debt securities	Investing activities
Distributions to legacy non-controlling interests - Portfolio Receipts	Financing activities

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

Distributions to Shareholders

We paid dividends and distributions of $271.1 million and $259.3 million in the first six months of 2026 and 2025, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The repurchases may be made in the open market or in privately negotiated transactions. The share repurchase program has been approved by our board of directors through June 2027 and shareholders have approved the terms of our share repurchase contracts and counterparties thereto through June 2031. In the first six months of 2026, we repurchased 2.0 million shares at a cost of approximately $95.6 million. As of June 30, 2026, approximately $1.7 billion remained available under the share repurchase program.

Other Funding Arrangements

In June 2025, we entered into a $2 billion funding arrangement with Revolution Medicines, consisting of a synthetic royalty of up to $1.25 billion on daraxonrasib in five $250 million tranches, of which tranches one and two have been funded, and senior secured term loans of up to $750 million. As of June 30, 2026, $1.5 billion of the funding commitment remained unfunded.

We have a long-term funding arrangement with Cytokinetics which is comprised of seven tranches of up to $525 million in total funding (“Cytokinetics Commercial Launch Funding”). As of June 30, 2026, $175 million remained available under the Cytokinetics Commercial Launch Funding.

We may enter into funding agreements where we are contractually obligated to fund R&D activities performed by our development partners. As of June 30, 2026, we have unfunded commitments of $502.6 million for JNJ-4804 and TEV-’408.

We also have certain milestones payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In the first six months of 2026, we paid a $50 million sales-based milestone related to Trelegy. In the first six months of 2025, we paid a $200 million regulatory milestone following the FDA approval of a new manufacturing hub for Adstiladrin and sales-based milestones of $50 million and $18.6 million related to Trelegy and Erleada, respectively.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings and RP Manager, our non-wholly owned subsidiaries (together, the “Guarantor Subsidiaries”). Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes.

Under the terms of the indenture governing the Notes, Royalty Pharma plc and the Guarantor Subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of June 30, 2026, the total outstanding and guaranteed Notes had a par value and carrying value was $8.8 billion and $8.6 billion, respectively.

The following financial information presents summarized combined balance sheet information as of June 30, 2026 and December 31, 2025 and summarized combined statement of operations information for the first six months of 2026 for Royalty Pharma plc, RP Holdings and RP Manager. All intercompany balances and transactions between these entities are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts (in thousands):

Summarized Combined Balance Sheets
	As of June 30, 2026	As of December 31, 2025
Current assets	$36,403	$27,054
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	61,497	26,932
Non-current assets	927,120	926,732
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,952,133	3,011,820
Current liabilities	515,676	515,312
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	23,264	26,932
Non-current liabilities	9,294,242	9,147,894
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,936,654	2,208,840

Summarized Combined Statement of Operations	For the Six Months Ended June 30, 2026

Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$79,384
Other intercompany income from Non-Guarantor Subsidiaries	54,139
Other income	393
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	41,151
Other intercompany operating expenses with Non-Guarantor Subsidiaries	41,670
Operating expenses	438,290
Net loss	387,195

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the second quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2026, our total principal amount of our senior unsecured notes and borrowings under our term loan was $9.2 billion. In addition to this indebtedness, we have up to $1.8 billion of available revolving commitments under our unsecured revolving credit facility (“Revolving Credit Facility”). Furthermore, on August 4, 2025, we entered into an uncommitted credit facility, which provides for borrowing capacity of up to $350 million at the discretion of the lender thereunder. Except for RP Holdings and RP Manager, our subsidiaries that do not guarantee our indebtedness will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
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
Although our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 59% of our Royalty Receipts in the first six months of 2026. In addition, our asset portfolio may not be fully diversified by geographic region or other factors. Any significant deterioration in the cash flows from the top products in our asset portfolio could negatively impact our internal rates of return, return on invested capital and return on invested equity, which could, in turn, adversely affect our business, financial condition or results of operations.

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
We are a public limited company incorporated under the laws of England and Wales. English law provides that a board of directors may only allot shares (or rights to subscribe for or convert into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and valid for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. We obtained shareholder authority to allot additional shares until the end of the next annual general meeting of the Company or, if earlier, September 4, 2027, the date that is 15 months after June 4, 2026. We intend to seek renewal of this authorization at each year’s annual general meeting of shareholders.
English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the articles of association, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the disapplication is contained in the articles of association, or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). We have obtained authority from our shareholders to disapply preemptive rights until the end of the next annual general meeting of the Company or, if earlier, September 4, 2027, which is the date that is 15 months after June 4, 2026, which disapplication will need to be renewed upon expiration to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period). We intend to seek renewal of this authorization at each year’s annual general meeting of shareholders.
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
Our shareholders approved the authorization of certain “off market purchases” that will expire five years from June 4, 2026 unless renewed by our shareholders prior to the expiration date. We cannot assure shareholders that situations will not arise where such shareholder approval requirements for any of these actions would deprive our shareholders of substantial capital management benefits.

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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the second quarter of 2026 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 1, 2026 - April 30, 2026	344	$49.08	344	$1,715,959
May 1, 2026 - May 31, 2026	223	52.73	223	1,704,183
June 1, 2026 - June 30, 2026	305	55.11	305	1,687,386
Total	872	52.12	872
(1)On January 10, 2025, our board of directors authorized a share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. The share repurchase program has been approved by our board of directors through June 2027 and shareholders have approved the terms of our share repurchase contracts and counterparties thereto through June 2031. The share repurchase program does not obligate us to acquire a minimum amount of our Class A ordinary shares. Under the share repurchase program, Class A ordinary shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. The maximum dollar value of shares that may yet be purchased under the program represents the remaining amount available under the share repurchase program.

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following table describes the written plans for the sale of our Class A ordinary shares adopted or terminated by our executive officers and directors during the second quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”):

Name and Title	Action	Adoption/ Termination Date	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
Marshall Urist, M.D., Ph.D. Executive Vice President, Research & Investments	Adoption	June 26, 2026	October 9, 2026	EPA Shares(2)
(1)A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.
(2)On June 26, 2026, Dr. Urist entered into a Trading Plan, scheduled to commence on September 28, 2026 and end on October 9, 2026, providing for the sale of up to 100% of the Class A ordinary shares that may be issued upon settlement of EPAs in August 2026.

Item 6.         EXHIBITS

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10.1
Revolving Credit Agreement, dated as of May 22, 2026, among Royalty Pharma plc, Royalty Pharma Holdings Ltd, Bank of America, N.A., as Administrative Agent, the other parties thereto, and the lenders and issuing banks from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2026).

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
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: August 5, 2026

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: August 5, 2026