Form 10-Q
period 2026-09-30
Royalty Pharma plc
filed 2026-11-04
CIK 1802768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 30, 2026, Royalty Pharma plc had 445,265,805 Class A ordinary shares outstanding and 128,339,498 Class B ordinary shares outstanding.

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

PART I.     FINANCIAL INFORMATION
Item 1.         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	As of September 30,	As of December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$513,657	$618,696
Financial royalty assets	936,878	854,386
Available for sale debt securities	31,200	18,800
Other royalty income receivable	35,931	29,316
Other current assets	7,901	6,893
Total current assets	1,525,567	1,528,091

Financial royalty assets, net	16,141,944	16,208,482
Equity securities	196,269	171,312
Available for sale debt securities	350,000	419,000
Equity method investments	262,336	289,968
Goodwill	923,535	924,634
Other assets	61,572	79,293
Total assets	$19,461,223	$19,620,780

Liabilities and shareholders’ equity
Current liabilities
Distributions payable to non-controlling interests	$71,059	$72,825
Accounts payable and accrued liabilities	31,422	19,404
Interest payable	19,688	110,818
Current portion of long-term debt	996,973	380,000
Other current liabilities	59,861	53,164
Total current liabilities	1,179,003	636,211

Long-term debt	7,590,522	8,570,917
Accrued compensation liabilities	774,445	577,870
Other liabilities	121,982	120,843
Total liabilities	9,665,952	9,905,841
Commitments and contingencies
Shareholders’ equity
Class A ordinary shares, $0.0001 par value; issued and outstanding: 2026–445,822 and 2025–428,669	45	43
Class B ordinary shares, $0.000001 par value; issued and outstanding: 2026–128,340 and 2025–148,438	—	—
Class R redeemable shares, £1 par value; issued and outstanding: 2026–50 and 2025–50	63	63
Deferred shares, $0.000001 par value; issued and outstanding: 2026–431,573 and 2025–411,475	—	—
Additional paid-in capital	4,340,833	4,123,088
Retained earnings	2,498,713	2,356,318
Non-controlling interests	2,958,348	3,238,039
Treasury interests	(2,731)	(2,612)
Total shareholders’ equity	9,795,271	9,714,939

Total liabilities and shareholders’ equity	$19,461,223	$19,620,780

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income and other revenues
Income from financial royalty assets	$647,608	$578,812	$1,880,627	$1,668,720
Other royalty income and revenues	42,495	30,479	114,193	87,483
Total income and other revenues	690,103	609,291	1,994,820	1,756,203

Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(88,320)	12,135	(17,589)	(318,943)
Provision for credit losses on unfunded commitments	3,971	766	13,339	93,301
Research and development funding expense	63,157	50,500	200,798	401,500
General and administrative expenses (includes $105,146 and $73,353 of share-based compensation expense for the three months ended September 30, 2026 and 2025, respectively, and $334,794 and $165,099 for the nine months ended September 30, 2026 and 2025, respectively; see Note 4)	150,098	118,734	471,475	409,209
Financial royalty asset impairment	150,361	—	219,804	—
Total operating expense, net	279,267	182,135	887,827	585,067

Operating income	410,836	427,156	1,106,993	1,171,136

Other (income)/expense
Equity in earnings of equity method investees	(9,227)	(15,948)	(35,062)	(25,084)
Interest expense	90,494	79,564	277,833	213,493
Losses/(gains) on equity securities	45,649	(18,863)	(3,341)	57,568
Losses/(gains) on available for sale debt securities	20,740	(52,480)	62,300	(21,779)
Interest income	(5,340)	(6,903)	(16,696)	(26,520)
Other non-operating expenses, net	1,883	1,575	5,580	6,179
Total other expense/(income), net	144,199	(13,055)	290,614	203,857
Consolidated net income before tax	266,637	440,211	816,379	967,279
Income tax expense	—	—	—	—
Consolidated net income	266,637	440,211	816,379	967,279

Net income attributable to non-controlling interests	121,962	155,994	359,131	411,537

Net income attributable to Royalty Pharma plc	$144,675	$284,217	$457,248	$555,742

Earnings per Class A ordinary share:
Basic	$0.32	$0.66	$1.03	$1.29
Diluted	$0.32	$0.66	$1.03	$1.28
Weighted average Class A ordinary shares outstanding:
Basic	446,032	431,887	442,662	430,281
Diluted	557,001	559,611	448,610	566,754

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2026	445,745	$45	129,724	$—	50	$63	430,189	$—	$4,376,266	$2,459,089	$2,952,975	$(2,724)	$9,785,714
Contributions	—	—	—	—	—	—	—	—	—	—	979	—	979
Distributions	—	—	—	—	—	—	—	—	—	—	(109,682)	—	(109,682)
Dividends ($0.235 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(105,116)	—	—	(105,116)
Other exchanges	1,384	—	(1,384)	—	—	—	1,384	—	39,872	—	(39,865)	(7)	—
Share-based compensation and share issuances for EPAs, Equity Incentive Plans and forfeiture of shares issued for Internalization	164	—	—	—	—	—	—	—	11,878	65	31,979	—	43,922
Repurchases of Class A ordinary shares	(1,471)	—	—	—	—	—	—	—	(87,183)	—	—	—	(87,183)
Net income	—	—	—	—	—	—	—	—	—	144,675	121,962	—	266,637
Balance at September 30, 2026	445,822	$45	128,340	$—	50	$63	431,573	$—	$4,340,833	$2,498,713	$2,958,348	$(2,731)	$9,795,271

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	432,288	$44	150,881	$—	50	$63	409,032	$—	$4,127,665	$2,213,750	$3,155,030	$(2,612)	$9,493,940
Contributions	—	—	—	—	—	—	—	—	—	—	1,200	—	1,200
Distributions	—	—	—	—	—	—	—	—	—	—	(116,027)	—	(116,027)
Dividends ($0.22 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(95,307)	—	—	(95,307)
Other exchanges	891	—	(891)	—	—	—	891	—	22,131	—	(22,132)	1	—
Share issuances for EPAs, Equity Incentive Plans and related share-based compensation	63	—	—	—	—	—	—	—	3,116	(12)	32,448	—	35,552
Repurchases of Class A ordinary shares	(4,215)	—	—	—	—	—	—	—	(40,374)	(111,334)	—	—	(151,708)
Net income	—	—	—	—	—	—	—	—	—	284,217	155,994	—	440,211
Balance at September 30, 2025	429,027	$44	149,990	$—	50	$63	409,923	$—	$4,112,538	$2,291,314	$3,206,513	$(2,611)	$9,607,861

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	428,669	$43	148,438	$—	50	$63	411,475	$—	$4,123,088	$2,356,318	$3,238,039	$(2,612)	$9,714,939
Contributions	—	—	—	—	—	—	—	—	—	—	2,010	—	2,010
Distributions	—	—	—	—	—	—	—	—	—	—	(380,647)	—	(380,647)
Dividends ($0.705 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(314,522)	—	—	(314,522)
Other exchanges	19,718	2	(19,718)	—	—	—	19,718	—	355,920	—	(355,803)	(119)	—
Share-based compensation and share issuances for EPAs, Equity Incentive Plans and forfeiture of shares issued for Internalization	899	—	(380)	—	—	—	380	—	44,587	(331)	95,618	—	139,874
Repurchases of Class A ordinary shares	(3,464)	—	—	—	—	—	—	—	(182,762)	—	—	—	(182,762)
Net income	—	—	—	—	—	—	—	—	—	457,248	359,131	—	816,379
Balance at September 30, 2026	445,822	$45	128,340	$—	50	$63	431,573	$—	$4,340,833	$2,498,713	$2,958,348	$(2,731)	$9,795,271

	Class A Ordinary Shares		Class B Ordinary Shares		Class R Redeemable Shares		Deferred Shares		Additional Paid-in Capital	Retained Earnings	Non-Controlling Interests	Treasury Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	445,985	$45	143,128	$—	50	$63	392,255	$—	$4,103,482	$2,845,653	$3,395,785	$(2,662)	$10,342,366
ASU 2025-07 adoption impact	—	—	—	—	—	—	—	—	—	(12,000)	—	—	(12,000)
Contributions	—	—	—	—	—	—	—	—	—	—	8,751	—	8,751
Distributions	—	—	—	—	—	—	—	—	—	—	(424,399)	—	(424,399)
Dividends ($0.66 per Class A ordinary share)	—	—	—	—	—	—	—	—	—	(283,974)	—	—	(283,974)
Other exchanges	17,668	2	(17,668)	—	—	—	17,668	—	318,605	—	(318,658)	51	—
Share issuances for EPAs, Equity Incentive Plans and related share-based compensation	744	—	—	—	—	—	—	—	24,745	(430)	76,497	—	100,812
Shares and share-based awards issued for Internalization	—	—	24,530	—	—	—	—	—	3,778	—	57,000	—	60,778
Repurchases of Class A ordinary shares	(35,370)	(3)	—	—	—	—	—	—	(338,072)	(813,677)	—	—	(1,151,752)
Net income	—	—	—	—	—	—	—	—	—	555,742	411,537	—	967,279
Balance at September 30, 2025	429,027	$44	149,990	$—	50	$63	409,923	$—	$4,112,538	$2,291,314	$3,206,513	$(2,611)	$9,607,861

See accompanying notes to these unaudited condensed consolidated financial statements.

ROYALTY PHARMA PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Cash collections from financial royalty assets	$2,660,285	$2,438,620
Cash collections from intangible royalty assets	3,830	681
Other royalty cash collections	103,748	84,917
Distributions from equity method investees	32,617	13,396
Interest received	17,629	27,935
Development-stage funding payments	(192,998)	(401,500)
Payments for operating and professional costs	(122,965)	(229,896)
Payments for Employee EPAs	(17,656)	(1,868)
Interest paid	(351,720)	(269,610)
Net cash provided by operating activities	2,132,770	1,662,675

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(74,416)
Distributions from equity method investees	30,077	100,155
Purchases of equity securities	(27,500)	(4,427)
Proceeds from equity securities	35,885	—
Purchases of available for sale debt securities	—	(75,000)
Proceeds from available for sale debt securities	14,400	18,346
Proceeds from sales of available for sale debt securities	—	510,553
Acquisitions of financial royalty assets	(982,383)	(964,044)
Milestone payments	(63,219)	(268,600)
Other	(511)	(8,946)
Net cash used in investing activities	(993,251)	(766,379)

Cash flows from financing activities:
Distributions to legacy non-controlling interests - Portfolio Receipts	(257,036)	(275,752)
Distributions to continuing non-controlling interests	(107,662)	(126,719)
Dividends to shareholders	(314,522)	(283,910)
Repurchases of Class A ordinary shares	(181,081)	(1,146,846)
Contributions from legacy non-controlling interests - R&D	—	220
Contributions from non-controlling interests - other	—	5,697
Proceeds from revolving credit facility	50,000	1,275,000
Repayment of revolving credit facility	(50,000)	(1,275,000)
Repayment of long-term debt	(380,000)	(1,000,000)
Proceeds from issuance of long-term debt, net of discount	—	1,954,475
Debt issuance costs and other	(2,268)	(13,543)
Other	(1,989)	—
Net cash used in financing activities	(1,244,558)	(886,378)

Net change in cash and cash equivalents	(105,039)	9,918
Cash and cash equivalents, beginning of period	618,696	929,026
Cash and cash equivalents, end of period	$513,657	$938,944

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

Concentrations of Credit Risk

Financial instruments that subject us to significant concentrations of credit risk consist primarily of financial royalty assets and available for sale debt securities. The majority of our financial royalty assets arise from contractual royalty agreements that entitle us to royalties on the sales of underlying biopharmaceutical products in the United States, Europe and the rest of the world, with concentrations of credit risk limited due to the broad range of marketers responsible for paying royalties to us and the variety of geographies from which our royalties on product sales are derived. The products in which we hold royalties are marketed by leading industry participants, including, among others, Vertex, GSK, Biogen, Roche, Astellas, Pfizer, Johnson & Johnson, AbbVie, Servier, Gilead, Amgen and Alnylam. As of September 30, 2026 and December 31, 2025, Vertex, as the marketer and payor of our royalties on the cystic fibrosis franchise, accounted for 29% and 32% of our current portion of financial royalty assets, respectively, and represented the largest individual marketer and payor of our royalties.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We adopted ASU 2025-12 in the second quarter of 2026 using the prospective transition method, which required us to apply it as of the beginning of the annual period, January 1, 2026. Prior to adoption, we allocated the excess of the repurchase price of our Class A ordinary shares over par value between additional paid-in capital and retained earnings. Upon adoption, we reclassified $39.2 million from retained earnings to additional paid-in capital, which represented the excess over par value previously allocated to retained earnings for shares repurchased during the first quarter of 2026.

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

We adopted ASU 2025-07 in the fourth quarter of 2025 using the modified retrospective transition method, effective January 1, 2025. The only impact of adopting this standard related to the CK-586 research and development (“R&D”) funding arrangement, which we entered into in 2024 and had previously accounted for as a derivative. Upon reassessment under the new guidance, we concluded that the CK-586 funding arrangement qualifies for the derivative scope exception. Accordingly, we recorded a $12.0 million cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2025 to derecognize the derivative asset and reflect the CK-586 funding arrangement as R&D expense. The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2025 have been recast to reflect the adoption of ASU 2025-07 by removing the gains previously recognized on such derivative. Accordingly, the recast amounts differ from those previously reported in the Company’s Form 10-Q for the three and nine months ended September 30, 2025.

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

Allowance for Current Expected Credit Losses (“CECL”)

We recognize an allowance for current expected credit losses under ASC 326 – Financial Instruments – Credit Losses on (1) our portfolio of financial royalty assets that have limited protective rights and (2) the unfunded portions of certain funding commitments that, once funded, are accounted for as a financial royalty asset or as a term loan receivable. Funding arrangements that are accounted for as R&D funding expense under ASC 730-20, due to a substantive transfer of R&D risk, are not subject to current expected credit losses. Limited protective rights refer to arrangements that do not fully protect against credit risk. For certain royalty arrangements, the right to receive payments is tied directly to the underlying intellectual property (e.g., through license agreements), such that collectability is driven primarily by the underlying product and related intellectual property rather than the financial condition of the royalty payor. By contrast, arrangements with limited protective rights are not tied directly to the underlying intellectual property in the same manner. The credit loss allowance is estimated using the probability of default and loss given default method. The credit rating, which is assessed primarily based on publicly available data and updated quarterly, is the primary credit quality indicator used to determine the probability of default of the royalty payors and the resulting loss given default.

We present the CECL allowance related to financial royalty assets net within the non-current portion of Financial royalty assets, net on the condensed consolidated balance sheets, and changes to such allowance are recorded within Provision for changes in expected cash flows from financial royalty assets in the condensed consolidated statements of operations. We present the CECL allowance related to the unfunded portions of certain funding commitments within Other liabilities on the condensed consolidated balance sheets, with changes to such allowance reflected within Provision for credit losses on unfunded commitments in the condensed consolidated statements of operations.

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

Employee EPAs

As described and each term as defined in Note 5–Shareholders’ Equity, after the Internalization, employees who participate in the EPAs became employees of Royalty Pharma, LLC, and the service required for vesting became service required to be rendered to the Company. Accordingly, we began to account for the Employee EPAs under ASC 718 as compensation arrangements and began recognizing share-based compensation expense over the remaining post-Internalization service period. The Employee EPAs exclude Founder’s Equity, which represents Mr. Legorreta’s retained EPAs. The periodic cash distributions as tax advances related to the Employee EPAs are presented as an operating activity in the condensed consolidated statements of cash flows.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2026, we have completed the purchase price allocation. The following is a summary of the final allocation of the purchase price, including immaterial measurement period adjustments (in thousands):

	Allocation of purchase price	Location on Condensed Consolidated Balance Sheets
Cash and cash equivalents	$7,535	Cash and cash equivalents
Other current assets	1,458	Other current assets
Property, plant and equipment	23,085	Other assets
Operating lease right of use asset	20,967	Other assets
Other assets	172	Other assets
Accounts payable and accrued liabilities	(1,867)	Accounts payable and accrued liabilities
Interest payable	(3,822)	Interest payable
Term loan	(380,000)	Long-term debt
Operating lease liabilities, current	(2,749)	Other current liabilities
Operating lease liabilities	(18,218)	Other liabilities
Other liabilities	(4,889)	Other liabilities
Goodwill	923,535	Goodwill
Total purchase price	$565,207

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

For the third quarter and first nine months of 2025, approximately 80% and 51% of total General and administrative expenses were related to costs incurred by RP Manager and its subsidiaries, respectively. These costs primarily consisted of employee compensation expenses, including share-based compensation.

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

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Pro forma revenue	$609,291	$1,756,203
Pro forma net income(1)	441,167	1,038,497
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
RP Holdings Class E Interests	$31,979	$32,448	$95,618	$76,497
Employee EPAs	67,594	38,994	229,801	84,726
Employee and Director RSUs	5,573	1,911	9,375	3,876
Total Share-Based Compensation	$105,146	$73,353	$334,794	$165,099

RP Holdings Class E Interests

In connection with the Internalization, approximately 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million as of the Internalization are expensed generally over vesting periods ranging from five to nine years thereafter.

As of September 30, 2026, we had $538.9 million of unrecognized compensation expense related to 16.3 million RP Holdings Class E Interests that are expected to vest over a weighted average period of 4.8 years.

Employee EPAs

In accordance with ASC 718, we account for the Employee EPAs as liability-classified share-based compensation arrangements. The Employee EPAs are subject to a service-based vesting period, generally four years, commencing at the start of each respective Portfolio (as defined in Note 5–Shareholders’ Equity).

We recognized a liability of approximately $422.5 million related to Employee EPAs associated with Portfolios existing as of the date of the Internalization, which was attributable to services rendered pre-Internalization and included as part of the purchase price. The fair value of the remaining Employee EPAs is recognized as share-based compensation expense over the remaining vesting period. Additionally, for each new Portfolio that commences after the Internalization, the related Employee EPAs are recognized as share-based compensation expense over the respective vesting period. We remeasure the fair value of the Employee EPAs at each reporting date with changes in the fair value recognized as part of share-based compensation expense. As of September 30, 2026 and December 31, 2025, the fair value of Employee EPAs was $774.4 million and $577.9 million, respectively, as recorded within Accrued compensation liabilities on the condensed consolidated balance sheets.

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

As of September 30, 2026, we had $140.8 million of unrecognized compensation expense related to the Employee EPAs that are expected to vest over a weighted average period of 1.8 years.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employee and Director RSUs

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

5. Shareholders’ Equity

Capital Structure

Royalty Pharma plc has two classes of voting shares: Class A ordinary shares and Class B ordinary shares, each of which has one vote per ordinary share. The Class A ordinary shares and Class B ordinary shares vote together as a single class on all matters submitted to a vote of shareholders, except as otherwise required by applicable law. The Class B ordinary shares are not publicly traded and holders of Class B ordinary shares only have limited rights to receive a distribution equal to their nominal value upon a liquidation, dissolution or winding up. As of September 30, 2026, Royalty Pharma plc had 445,822 thousand Class A ordinary shares and 128,340 thousand Class B ordinary shares outstanding.

An exchange agreement entered into by, among others, Royalty Pharma plc, RP Holdings, the Continuing Investors Partnerships, RPI International Partners 2019, LP, RPI US Feeder 2019, LP, RPI International Feeder 2019, LP, RPI EPA Vehicle, LLC and certain recipients nominated by the Sellers (as amended from time to time, the “Exchange Agreement”) facilitates the exchange of RP Holdings Class E Interests and the exchange of RP Holdings Class B Interests for Class A ordinary shares. Pursuant to the Exchange Agreement, RP Holdings Class B Interests are exchangeable on a one-for-one basis for Class A ordinary shares on a quarterly basis. Each such exchange also results in the re-designation of the same number of Class B ordinary shares as deferred shares. Such deferred shares are non-voting and do not confer a right to participate in our profits or any right to receive dividends. As of September 30, 2026, Royalty Pharma plc had 431,573 thousand deferred shares outstanding.

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

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. These repurchases may be made in the open market or in privately negotiated transactions. The share repurchase program has been approved by our board of directors through June 2027 and shareholders have approved the terms of our share repurchase contracts and counterparties thereto through June 2031. In the first nine months of 2026, we repurchased 3.5 million shares at a cost of approximately $182.8 million. As of September 30, 2026, approximately $1.6 billion remained available under the share repurchase program.

In connection with our repurchase of Class A ordinary shares, RP Holdings also began to retire a corresponding number of RP Holdings’ Class A ordinary shares (“RP Holdings Class A Interests”) held by us which reduces our ownership in RP Holdings and which is reflected through Other exchanges in the tables below and in our condensed consolidated statements of shareholders’ equity.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Controlling Interests

The changes in the balances of our non-controlling interests are as follows (in thousands):

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	RP Holdings Class E Interests Holders	Total
June 30, 2026	$1,012,553	$1,584,755	$—	$355,667	$2,952,975
Contributions	979	—	—	—	979
Distributions	(73,764)	(24,547)	(5,807)	(5,564)	(109,682)
Other exchanges	—	(8,790)	—	(31,075)	(39,865)
Share-based compensation	—	—	—	31,979	31,979
Net income	74,568	33,934	5,807	7,653	121,962
September 30, 2026	$1,014,336	$1,585,352	$—	$358,660	$2,958,348

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	RP Holdings Class E Interests Holders	Total
June 30, 2025	$1,124,024	$1,700,806	$—	$330,200	$3,155,030
Contributions	1,098	102	—	—	1,200
Distributions	(80,391)	(27,386)	(2,886)	(5,364)	(116,027)
Other exchanges	—	6,604	—	(28,736)	(22,132)
Share-based compensation	—	—	—	32,448	32,448
Net income	53,911	83,014	2,886	16,183	155,994
September 30, 2025	$1,098,642	$1,763,140	$—	$344,731	$3,206,513

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity	RP Holdings Class E Interests Holders	Total
December 31, 2025	$1,083,319	$1,799,783	$—	$354,937	$3,238,039
Contributions	2,010	—	—	—	2,010
Distributions	(259,273)	(74,818)	(29,635)	(16,921)	(380,647)
Other exchanges	—	(255,816)	—	(99,987)	(355,803)
Share-based compensation	—	—	—	95,618	95,618
Net income	188,280	116,203	29,635	25,013	359,131
September 30, 2026	$1,014,336	$1,585,352	$—	$358,660	$2,958,348

	Legacy Investors Partnerships	Continuing Investors Partnerships	Founder’s Equity(1)	RP Holdings Class E Interests Holders	Total
December 31, 2024	$1,188,340	$2,207,445	$—	$—	$3,395,785
Contributions	6,412	2,339	—	—	8,751
Distributions	(275,814)	(92,500)	(45,325)	(10,760)	(424,399)
Other exchanges	—	(523,587)	—	204,929	(318,658)
Internalization	—	—	—	57,000	57,000
Share-based compensation	—	—	—	76,497	76,497
Net income	179,704	169,443	45,325	17,065	411,537
September 30, 2025	$1,098,642	$1,763,140	$—	$344,731	$3,206,513
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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We began making EPA payments in the first quarter of 2025 upon achievement of certain performance and return thresholds. In the third quarter and first nine months of 2026, total EPAs earned were $12.2 million and $62.5 million, respectively. In the third quarter and first nine months of 2025, total EPAs earned were $6.1 million and $49.6 million, respectively. Settlement of the EPAs consist of a combination of approximately equal amounts of Class A ordinary shares and cash payments, which are provided as tax advances. The table below summarizes the components of total EPAs earned (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Location Recorded in Condensed Consolidated Financial Statements
	2026	2025	2026	2025
Founder’s Equity(1)	$5,807	$2,886	$29,635	$45,325	Net income attributable to non-controlling interests
Employee EPAs	6,439	3,199	32,860	4,267	Accrued compensation liabilities (reduction of Employee EPAs liability)
Total	$12,246	$6,085	$62,495	$49,592

Form of Settlement
Cash	$6,488	$3,224	$33,580	$25,325	Distributions to continuing non-controlling interests (Founder’s Equity) Payments for Employee EPAs (Employee EPAs)
Shares(2)	5,758	2,861	28,915	24,267
Total	$12,246	$6,085	$62,495	$49,592
(1)For the first nine months of 2025, Founder’s Equity includes $23.5 million for Mr. Legorreta’s retained EPAs and $21.8 million attributable to employees’ participation in the EPAs, which were considered part of Founder’s Equity pre-Internalization.
(2)Amounts represent shares earned during the respective quarter that are payable at each quarter end. As of September 30, 2026, $5.8 million is expected to be settled in shares in the fourth quarter of 2026. As of September 30, 2025, $2.9 million was settled in shares in the fourth quarter of 2025.

Holders of RP Holdings Class E Interests

We issued 24.5 million RP Holdings Class E Interests as part of the transaction for the Internalization, all of which were outstanding at closing of the Internalization and approximately 23.7 million remained outstanding as of September 30, 2026. The Holders of RP Holdings Class E Interests represent a non-controlling interest. The change in RP Holdings ownership following the issuance of RP Holdings Class E Interests is reflected through Other exchanges in the tables above and in our condensed consolidated statements of shareholders’ equity. The Holders of RP Holdings Class E Interests are entitled to any dividends and distributions from RP Holdings on a pro rata, per share basis and pari passu with holders of RP Holdings Class A Interests and RP Holdings Class B Interests. They are also entitled to a pro rata portion of RP Holdings’ net assets on the same basis. Accordingly, we record Net income attributable to non-controlling interests for Holders of RP Holdings Class E Interests based on the weighted average number of RP Holdings Class E Interests outstanding during the period. Upon vesting, the RP Holdings Class E Interests are exchangeable on a one-for-one basis for Royalty Pharma plc Class A ordinary shares. As of September 30, 2026, approximately 5.9 million of RP Holdings Class E Interests had legally vested.

Non-Controlling Interests Ownership

The changes in RP Holdings ownership among the Continuing Investors Partnerships, the Holders of RP Holdings Class E Interests and us are reflected through Other exchanges in the tables above and in our condensed consolidated statements of shareholders’ equity. These changes typically result from activities during the period, including (1) the exchanges of RP Holdings Class B Interests for Class A ordinary shares, (2) retirement of RP Holdings Class A Interests in connection with our repurchase of Class A ordinary shares and (3) the exchanges of RP Holdings Class E Interests for Class A ordinary shares.

As of September 30, 2026, the ownership of RP Holdings was as follows: 4% by the Holders of RP Holdings Class E Interests, 18% by the Continuing Investors Partnerships and 78% by Royalty Pharma plc. As of September 30, 2025, the ownership of RP Holdings was as follows: 4% by the Holders of RP Holdings Class E Interests, 22% by the Continuing Investors Partnerships and 74% by Royalty Pharma plc.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends

The holders of Class A ordinary shares are entitled to receive dividends subject to approval by our board of directors. The holders of Class B ordinary shares do not have any rights to receive dividends; however, RP Holdings Class B Interests and RP Holdings Class E Interests are entitled to dividends and distributions from RP Holdings. In the first nine months of 2026, we declared and paid three quarterly cash dividends of $0.235 per Class A ordinary share in an aggregate amount of $314.5 million to holders of our Class A ordinary shares.

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

Out of the seven tranches of the Cytokinetics Commercial Launch Funding, we have funded a total of $275 million under tranches one, four, five and six as of September 30, 2026, including the required minimum draw in April 2025. Tranches two and three are no longer available because the related regulatory milestones were not met. In the fourth quarter of 2025, the contingency for tranche seven was met and up to $175 million became available for Cytokinetics to draw (“Cytokinetics Funding Commitments”) through the fourth quarter of 2026. For tranches one, four, five, six and seven, we expect a return of 1.9 times the amount drawn over 34 consecutive quarterly payments beginning on the last business day of the seventh quarter following the quarter each tranche was funded. We began receiving quarterly repayments on tranches one and six in the fourth quarter of 2023 and first quarter of 2026, respectively.

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
(UNAUDITED)

7. Fair Value Measurements and Financial Instruments

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2026				As of December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds(1)	$251,111	$—	$—	$251,111	$383,568	$—	$—	$383,568
Available for sale debt securities(2)	—	—	31,200	31,200	—	—	18,800	18,800
Total current assets	$251,111	$—	$31,200	$282,311	$383,568	$—	$18,800	$402,368

Equity securities	196,269	—	—	196,269	171,312	—	—	171,312
Available for sale debt securities(2)	—	—	350,000	350,000	—	—	419,000	419,000
Total non-current assets	$196,269	$—	$350,000	$546,269	$171,312	$—	$419,000	$590,312

Liabilities:
Cytokinetics Funding Commitments	—	—	(29,200)	(29,200)	—	—	(9,100)	(9,100)
Total non-current liabilities	$—	$—	$(29,200)	$(29,200)	$—	$—	$(9,100)	$(9,100)
(1)Recorded within Cash and cash equivalents on the condensed consolidated balance sheets.
(2)Related to the funded Cytokinetics Funding Arrangements.

For the third quarter and first nine months of 2026, we recognized losses of $45.6 million and $2.5 million, respectively, on equity securities still held as of September 30, 2026. For the third quarter and first nine months of 2025, we recognized a gain of $24.1 million and a loss of $57.8 million, respectively, on equity securities still held as of September 30, 2026.

The tables presented below summarize the changes in the combined fair value (current and non-current) of Level 3 financial instruments (in thousands):

	For the Three Months Ended September 30, 2026
	Debt Securities	Funding Commitments
Balance at the beginning of the period	$397,100	$(18,600)
Changes in fair value(1)	(10,140)	(10,600)
Redemptions(2)	(5,760)	—
Balance at the end of the period	$381,200	$(29,200)
(1)Recorded within Losses/(gains) on available for sale debt securities in the condensed consolidated statements of operations.
(2)Amount relates to the quarterly repayments on the Cytokinetics Commercial Launch Funding.

	For the Three Months Ended September 30, 2025
	Equity Securities	Debt Securities	Funding Commitments	Royalty at Fair Value
Balance at the beginning of the period	$2,241	$285,100	$(27,200)	$5,323
Changes in fair value(1)	—	36,380	16,100	—
Redemption(2)	—	(2,880)	—	—
Balance at the end of the period	$2,241	$318,600	$(11,100)	$5,323
(1)Recorded within Losses/(gains) on available for sale debt securities in the condensed consolidated statements of operations.
(2)Amount relates to the quarterly repayment on the Cytokinetics Commercial Launch Funding.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Nine Months Ended September 30, 2026
	Debt Securities	Funding Commitments
Balance at the beginning of the period	$437,800	$(9,100)
Changes in fair value(1)	(42,200)	(20,100)
Redemptions(2)	(14,400)	—
Balance at the end of the period	$381,200	$(29,200)
(1)Recorded within Losses/(gains) on available for sale debt securities in the condensed consolidated statements of operations.
(2)Amount relates to the quarterly repayments on the Cytokinetics Commercial Launch Funding.

	For the Nine Months Ended September 30, 2025
	Equity Securities	Debt Securities	Funding Commitments	Royalty at Fair Value
Balance at the beginning of the period	$2,241	$751,700	$(12,080)	$5,323
Purchases	—	75,000	—	—
Changes in fair value(1)	—	20,799	180	—
Sales(2)	—	(510,553)	—	—
Settlements of forwards(3)	—	—	800	—
Redemptions(4)	—	(18,346)	—	—
Balance at the end of the period	$2,241	$318,600	$(11,100)	$5,323
(1)Recorded within Losses/(gains) on available for sale debt securities in the condensed consolidated statements of operations.
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

Valuation Inputs for Recurring Fair Value Measurements

Below is a discussion of the valuation inputs used for financial instruments classified as Level 3 measurement as of September 30, 2026 and December 31, 2025 in the fair value hierarchy. As of September 30, 2026 and December 31, 2025, we did not have any financial instruments recorded at fair value using Level 2 inputs.

Cytokinetics Funding Arrangements and Cytokinetics Funding Commitments

We estimated the fair values of the funded Cytokinetics Funding Arrangements as of September 30, 2026 and December 31, 2025 by utilizing probability-adjusted discounted cash flow calculations using Level 3 inputs, including an estimated risk-adjusted discount rate and the probability that there will be a change of control event, which would result in accelerated payments. Developing a risk-adjusted discount rate and assessing the probability that there will be a change of control event over the duration of the Cytokinetics Funding Arrangements require significant judgment. Our estimate of the risk-adjusted discount rate could reasonably be different than the discount rate selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower. Our expectation of the probability and timing of the occurrence of a change of control event could reasonably be different than the timing of an actual change of control event, and if so, would mean that the estimated fair value could be significantly higher or lower than the fair value determined by us at any particular date.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We estimated the fair value of the Cytokinetics Funding Commitments as of September 30, 2026 and December 31, 2025 using a Monte Carlo simulation methodology that includes simulating the interest rate movements using a Geometric Brownian Motion-based pricing model. This methodology simulates the likelihood of future discount rates exceeding the counterparty’s assumed cost of debt, which would impact Cytokinetics’ decision to exercise its option to draw on each respective tranche. As of September 30, 2026 and December 31, 2025, this methodology incorporates Level 3 inputs, including the probability of a change of control event occurring during the investment term, an assumed interest rate volatility of 20.0% and 42.5%, respectively, and an assumed risk-adjusted discount rate of 15.9% and 10.9%, respectively. We also assumed probabilities for the occurrence of each regulatory or clinical milestone, which impacts the availability of each future tranche of funding. Our estimate of expectation of the probability and timing of the occurrence of a change of control event, the risk-adjusted discount rate, the interest rate volatility and the probabilities of each underlying milestone could reasonably be different than the assumptions selected by a market participant, which would mean that the estimated fair value could be significantly higher or lower.

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

As of September 30, 2026, the estimated fair values of the current and non-current portions of financial royalty assets were $0.9 billion and $23.8 billion, respectively. As of September 30, 2026, approximately 7% of the current portion and 6% of the non-current portion of the financial royalty assets was attributable to the legacy non-controlling interests.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The gross carrying value, cumulative allowance for changes in expected cash flows, exclusive of the allowance for credit losses, and net carrying value for the current and non-current portion of financial royalty assets are as follows (in thousands):

		As of September 30, 2026
	Estimated Royalty Duration(1)	Gross Carrying Value	Cumulative Allowance for Changes in Expected Cash Flows (Note 9)	Net Carrying Value(4)
Cystic fibrosis franchise	2039-2041(2)	$4,755,554	$—	$4,755,554
Evrysdi	2035-2036	2,307,659	(437,768)	1,869,891
Tysabri	(3)	983,915	—	983,915
Voranigo	2038	968,502	(112)	968,390
Imdelltra	2038-2041	949,162	—	949,162
Tremfya	2031-2032	899,034	—	899,034
Other	2026-2042	9,162,136	(2,215,881)	6,946,255
Total		$20,025,962	$(2,653,761)	$17,372,201
Less: Cumulative allowance for credit losses (Note 9)				(293,379)
Total current and non-current financial royalty assets, net				$17,078,822
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

As of September 30, 2026, the balance of $17.1 billion above for total current and non-current financial royalty assets, net included $1.4 billion in unapproved financial royalty assets held at cost related to frexalimab for $522.6 million and other assets, including primarily olpasiran, cliramitug, neladalkib and olanzapine (TEV-’749).

In the third quarter and first nine months of 2026, we recorded non-cash impairment charges of $150.4 million and $219.8 million, respectively, within Financial royalty asset impairment in the condensed consolidated statements of operations. In March 2026, we recorded impairment charges of $69.4 million related to Tazverik following announcements by Ipsen and Eisai of the voluntary withdrawal of Tazverik across all indications and markets. In September 2026, we recorded impairment charges of $150.4 million related to pelacarsen following Novartis’ September announcement that the Phase 3 trial did not meet its primary endpoint.

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

The following table sets forth the activity in the cumulative allowance for changes in expected cash flows from financial royalty assets, inclusive of the cumulative allowance for credit losses (in thousands):

Activity for the Period
Balance at December 31, 2025(1)	$(3,397,481)
Increases to the cumulative allowance for changes in expected cash flows from financial royalty assets	(582,124)
Decreases to the cumulative allowance for changes in expected cash flows from financial royalty assets	635,100
Write-off of cumulative allowance(2)	478,785
Current period provision for credit losses, net(3)	(35,387)
Reclassification from allowance for credit losses on unfunded commitments upon funding(4)	(46,033)
Balance at September 30, 2026	$(2,947,140)
(1)Includes $212.0 million related to cumulative allowance for credit losses.
(2)Primarily relates to amounts removed from the cumulative allowance due to changes in expected cash flows associated with Tazverik as a result of the gross write-off of the related $548.3 million financial royalty asset.
(3)Primarily relates to the addition of Mimrylo and changes in the underlying cash flow forecasts of financial royalty assets with limited protective rights.
(4)Relates to the allowance for credit losses on the unfunded second royalty tranche with Revolution Medicines Inc. (“Revolution Medicines”) that was previously recorded within Other liabilities on the condensed consolidated balance sheets and reclassified to the cumulative allowance on financial royalty assets upon funding. Refer to Note 15–Commitments and Contingencies for additional information.

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

The following table summarizes the cash distributions from our equity method investees, which are recorded within Distributions from equity method investees on the condensed consolidated statements of cash flows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Distributions from equity method investees
The Legacy SLP Interest	$7,879	$—	$20,304	$70,721
Avillion I	—	—	13,396	13,396
Avillion II(1)	985	905	28,994	29,434
Total	$8,864	$905	$62,694	$113,551
(1)For the first nine months of 2026, amount includes approximately $10.3 million representing our pro rata portion of the $22 million milestone payment Avillion II received from AstraZeneca following the FDA’s approval of a supplemental NDA for Airsupra. For the first nine months of 2025, amount includes approximately $27.4 million representing our pro rata portion of the $55 million milestone payment Avillion II received from AstraZeneca following Airsupra meeting the primary endpoint in the Phase 3 clinical trial.

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

In the third quarter and first nine months of 2026, R&D funding expense of $63.2 million and $200.8 million, respectively, primarily related to the R&D funding agreements for JNJ-4804, litifilimab and TEV-’408. In the third quarter and first nine months of 2025, R&D funding expense of $50.5 million and $401.5 million, respectively, primarily related to an upfront payment of $250.0 million to acquire royalties on Rasonque, formerly known as daraxonrasib, and the R&D funding agreement for litifilimab.

In 2026 and 2025, we entered into the following R&D funding agreements under which we provide funding over time (in thousands):

Product Candidates	Counterparties	Total Commitments	Funding Timing	Unfunded Commitments
JNJ‑4804	Johnson & Johnson	$500,000	Eight fixed quarterly payments commencing in the second quarter of 2026	$375,000
TEV-’408(1)	Teva Pharmaceuticals	75,000	Variable quarterly payments commencing in second quarter of 2026	58,502
Litifilimab	Biogen	250,000	Six fixed quarterly payments commencing in first quarter of 2025	—
Total		$825,000		$433,502
(1)In the first quarter of 2026, we entered into an R&D funding agreement with Teva Pharmaceuticals, a U.S. affiliate of Teva Pharmaceutical Industries Ltd., for TEV-’408 for up to $500 million. Under the agreement, we agreed to co-fund a Phase 2b study for vitiligo for up to $75 million and have the option to provide up to an additional $425 million to co-fund the Phase 3 development program based on the results of the Phase 2b study. We recognize R&D funding expense based on estimated costs in the quarter incurred and make payments in the following quarter based on actual costs.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of September 30, 2026	As of December 31, 2025
Senior Unsecured Notes:
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	$1,000,000	$1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 4.45% (issued at 98.909% of par)	9/2025	3/2031	600,000	600,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$900,000, 5.20% (issued at 97.989% of par)	9/2025	9/2035	900,000	900,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
$500,000, 5.95% (issued at 95.824% of par)	9/2025	9/2055	500,000	500,000
Term loan	See below	7/2026	—	380,000
Unamortized debt discount and issuance costs			(212,505)	(229,083)
Total debt carrying value			8,587,495	8,950,917
Less: Current portion of long-term debt			(996,973)	(380,000)
Total long-term debt			$7,590,522	$8,570,917

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

We issued $1.5 billion, $1.3 billion and $6.0 billion of senior unsecured notes in 2024 (the “2024 Notes”), 2021 (the “2021 Notes”) and 2020 (the “2020 Notes” and, collectively with the “2021 Notes”, “2024 Notes” and “2025 Notes”, the “Notes”), respectively. The 2024 Notes, 2021 Notes and 2020 Notes were issued at a total discount of $205.2 million and we capitalized approximately $65.3 million in debt issuance costs primarily comprised of underwriting fees. The 2024 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 5.48% and 5.92%, respectively. The 2021 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.80% and 3.06%, respectively. The 2020 Notes were issued with a weighted average coupon rate and a weighted average effective interest rate of 2.13% and 2.50%, respectively. Through September 30, 2026, we have repaid $2.0 billion of the 2020 Notes upon maturity.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary. We are required to comply with certain covenants under our Notes and as of September 30, 2026, we were in compliance with all applicable covenants.

As of September 30, 2026 and December 31, 2025, the fair value of our outstanding Notes using Level 2 inputs was approximately $7.4 billion and $7.9 billion, respectively.

Term Loan Assumed in the Internalization

In connection with the Internalization, RP Holdings and RP Manager were each joined as a borrower under RPM’s then existing $380 million term loan with Bank of America, N.A., and RPM was released as a borrower upon closing of the Internalization. In July 2026, we repaid the $380 million term loan.

Senior Unsecured Revolving Credit Facility

On May 22, 2026, RP Holdings, as borrower, entered into a Revolving Credit Agreement (the “Credit Agreement”), which refinanced and replaced in its entirety the Amended and Restated Revolving Credit Agreement, dated as of September 15, 2021, as amended. The Credit Agreement provides for a $1.8 billion unsecured revolving credit facility (the “Revolving Credit Facility”) for general corporate purposes and matures on May 22, 2031. As of September 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility and the prior revolving credit facility, respectively.

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

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. All obligations under the Revolving Credit Facility are unconditionally guaranteed by us. Noncompliance with the leverage ratio, Portfolio Cash Flow ratio and interest coverage ratio covenants under the Credit Agreement could result in our lenders requiring us to immediately repay all amounts borrowed. The Credit Agreement includes customary covenants for credit facilities of this type that limit our ability to engage in certain activities, such as incurring additional indebtedness, paying dividends, making certain payments and acquiring and disposing of assets. We were in compliance with the financial covenants as of September 30, 2026.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principal Payments on the Borrowings

The future principal payments for our borrowings as of September 30, 2026 are as follows (in thousands):

Year	Principal Payments
Remainder of 2026	$—
2027	1,000,000
2028	—
2029	500,000
2030	1,000,000
Thereafter	6,300,000
Total(1)	$8,800,000
(1)Excludes unamortized debt discount and issuance costs of $212.5 million as of September 30, 2026, which are amortized through interest expense over the remaining life of the underlying debt obligations.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. Earnings per Share

In the third quarter and first nine months of 2026 and 2025, Class B ordinary shares contingently issuable for the EPAs were evaluated and included in the diluted earnings per share computation as certain conditions were met. In connection with the Internalization, we issued RP Holdings Class E Interests and an equal number of Royalty Pharma plc Class B ordinary shares which, upon vesting, are exchangeable on a one-for-one basis for Royalty Pharma plc Class A ordinary shares. We use the “if-converted” method to determine the potentially dilutive effect related to the vested RP Holdings Class E Interests.

Class B ordinary shares indirectly held by the Continuing Investors Partnerships were evaluated for potential dilutive effects under the if-converted method and were determined to be anti-dilutive for the first nine months of 2026, and therefore were excluded from the computation of diluted earnings per share of Class A ordinary shares.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the reconciliation of the numerator and denominator used to calculate basic and diluted earnings per Class A ordinary share for the third quarter of 2026 and 2025, and the first nine months of 2025 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2025
Numerator
Consolidated net income(1)	$266,637	$440,211	$967,279
Less: Net income attributable to the Continuing Investors Partnerships	33,934	83,014	169,443
Less: Net income attributable to the Legacy Investors Partnerships	74,568	53,911	179,704
Less: Net income attributable to the Founder’s Equity(2)	5,807	2,886	45,325
Less: Net income attributable to the RP Holdings Class E Interests Holders	7,653	16,183	17,065
Net income attributable to Royalty Pharma plc - basic	144,675	284,217	555,742
Add: Reallocation of net income attributable to the Continuing Investors Partnerships from the assumed exchanges of Class B ordinary shares	33,934	83,014	169,443
Add: Reallocation of net income attributable to the Holders of RP Holdings Class E Interests from the assumed exchanges of eligible Class B ordinary shares	1,765	1,160	1,223
Net income attributable to Royalty Pharma plc - diluted	$180,374	$368,391	$726,408

Denominator
Weighted average Class A ordinary shares outstanding - basic	446,032	431,887	430,281
Add: Dilutive effects as shown separately below
Assumed exchanges of Class B ordinary shares by the Continuing Investors Partnerships	105,178	125,828	135,324
Unvested RSUs	224	58	20
Shares contingently issuable for the Equity Performance Awards	98	79	240
Assumed exchanges of eligible Class B ordinary shares by the Holders of RP Holdings Class E Interests	5,469	1,759	889
Weighted average Class A ordinary shares outstanding - diluted	557,001	559,611	566,754

Earnings per Class A ordinary share - basic	$0.32	$0.66	$1.29
Earnings per Class A ordinary share - diluted	$0.32	$0.66	$1.28
(1)Consolidated net income for 2025 has been recast as a result of the adoption of ASU 2025-07. See Note 2–Summary of Significant Accounting Policies for further details.
(2)Amounts for the first nine months of 2025 include Mr. Legorreta’s retained EPAs and employees’ participation in the EPAs, which were considered part of Founder’s Equity pre-Internalization.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth reconciliations of the numerators and denominators used to calculate basic and diluted earnings per Class A ordinary share for the first nine months of 2026 (in thousands, except per share amounts):

For the Nine Months Ended September 30,
2026
Numerator
Consolidated net income	$816,379
Less: Net income attributable to the Continuing Investors Partnerships	116,203
Less: Net income attributable to the Legacy Investors Partnerships	188,280
Less: Net income attributable to the Founder’s Equity	29,635
Less: Net income attributable to the RP Holdings Class E Interests Holders	25,013
Net income attributable to Royalty Pharma plc - basic	457,248
Add: Reallocation of net income attributable to the Holders of RP Holdings Class E Interests from the assumed exchanges of eligible Class B ordinary shares	5,828
Net income attributable to Royalty Pharma plc - diluted	$463,076

Denominator
Weighted average Class A ordinary shares outstanding - basic	442,662
Add: Dilutive effects as shown separately below
Unvested RSUs	168
Shares contingently issuable for the Equity Performance Awards	177
Assumed exchanges of eligible Class B ordinary shares by the Holders of RP Holdings Class E Interests	5,603
Weighted average Class A ordinary shares outstanding - diluted	448,610

Earnings per Class A ordinary share - basic	$1.03
Earnings per Class A ordinary share - diluted	$1.03

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. Indirect Cash Flow

Adjustments to reconcile consolidated net income to net cash provided by operating activities are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Consolidated net income(1)	$816,379	$967,279
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Income from financial royalty assets	(1,880,627)	(1,668,720)
Provision for changes in expected cash flows from financial royalty assets	(17,589)	(318,943)
Provision for credit losses on unfunded commitments	13,339	93,301
Share-based compensation	333,943	164,126
Amortization of debt discount and issuance costs	17,242	16,724
(Gains)/losses on equity securities	(3,341)	57,568
Equity in earnings of equity method investees	(35,062)	(25,084)
Distributions from equity method investees	32,617	13,396
Amortization of prepaid expenses	6,429	4,371
Losses/(gains) on available for sale debt securities	62,300	(21,779)
Depreciation	3,686	2,656
Financial royalty asset impairment	219,804	—
Other	8,233	4,819
Changes in operating assets and liabilities:
Cash collected on financial royalty assets	2,660,285	2,438,620
Other royalty income receivable	(6,615)	(1,945)
Other current assets	(7,420)	(4,523)
Other assets	(187)	383
Accounts payable and accrued liabilities	(4,429)	14,604
Interest payable	(91,130)	(72,840)
Other current liabilities	7,769	—
Other liabilities	(2,856)	(1,338)
Net cash provided by operating activities	$2,132,770	$1,662,675
(1)Consolidated net income for 2025 has been recast as a result of the adoption of ASU 2025-07. See Note 2–Summary of Significant Accounting Policies for further details.

Non-cash investing and financing activities are summarized below (in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Purchase of Mimrylo(1)	$50,000	$—
(1)Relates to the unpaid portion of the purchase price for Mimrylo recorded within Other current liabilities on the condensed consolidated balance sheets.

15. Commitments and Contingencies

Revolution Medicines Funding Commitments

In June 2025, we entered into a two-part funding arrangement for up to $2 billion with Revolution Medicines. The funding arrangement is comprised of the purchase of a royalty on Rasonque, formerly known as daraxonrasib, and senior secured term loans.

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The royalty purchase is comprised of five $250 million tranches, totaling up to $1.25 billion. The first tranche was funded upon closing and recorded as R&D funding expense. In the second quarter of 2026, we funded the required second tranche and recorded it as a financial royalty asset. As of September 30, 2026, $750 million of the royalty purchase remained unfunded. In October 2026, Revolution Medicines elected not to exercise its option for the third tranche after it became available. Revolution Medicines has the option to require us to fund the remaining tranches upon the achievement of certain clinical or sales-based milestones. If funded, these tranches will be accounted for as financial royalty assets.

The term loans include three $250 million tranches, totaling up to $750 million, all of which remained unfunded as of September 30, 2026. In October 2026, we funded the required first tranche. Revolution Medicines has the option to draw the remaining tranches upon the achievement of certain sales-based milestones.

As of September 30, 2026 and December 31, 2025, the allowance for credit losses related to the unfunded portions of the funding arrangements with Revolution Medicines was $56.3 million and $89.0 million, respectively.

Cytokinetics Funding Commitments

As of September 30, 2026, $175 million remained available under the Cytokinetics Funding Commitments.

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

Legal Proceedings

We are a party to legal actions with respect to a variety of matters in the ordinary course of business. Some of these proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. Unless otherwise noted, it is not possible to determine the probability of loss or estimate damages, and therefore we have not established accruals for any of these proceedings on our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. When we determine that a loss is both probable and reasonably estimable, we record a liability, and, if the liability is material, we disclose the amount of the liability reserved. We do not believe the outcome of any existing legal proceedings to which we are a party, either individually or in the aggregate, will adversely affect our business, financial condition or results of operations.

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

ROYALTY PHARMA PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Total operating and personnel payments incurred, including the amounts attributable to Old RPI, which is an obligation of Legacy Investors Partnerships, are recognized within General and administrative expenses in the condensed consolidated statements of operations. During the third quarter and first nine months of 2026, total operating and personnel payments incurred were $1.1 million and $3.1 million, respectively. During the third quarter and first nine months of 2025, total operating and personnel payments incurred were $1.1 million and $114.7 million, respectively.

Payments from Legacy Manager

After the Internalization, we entered into an agreement with RPM to provide administrative services in exchange for a fee. In the third quarter and first nine months of 2026 and 2025, we did not recognize material income related to this agreement.

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

	As of September 30, 2026	As of December 31, 2025
Payable to Founder	$2,731	$6,733
Payable to Legacy Investors Partnerships	68,328	66,092
Total distributions payable to non-controlling interests	$71,059	$72,825

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

Business Overview

We are the largest buyer of biopharmaceutical royalties and a leading funder of innovation across the biopharmaceutical industry. Since our founding in 1996, we have been pioneers in the royalty market, collaborating with innovators from academic institutions, research hospitals and not-for-profits through small and mid-cap biotechnology companies to leading global pharmaceutical companies. We have assembled a portfolio of royalties which entitles us to payments based directly on the top-line sales of many of the industry’s leading therapies, which includes royalties on more than 35 commercial products, including Vertex’s Trikafta and Alyftrek, GSK’s Trelegy, Biogen’s Tysabri and Spinraza, Roche’s Evrysdi, Astellas and Pfizer’s Xtandi, Johnson & Johnson’s Tremfya, AbbVie and Johnson & Johnson’s Imbruvica, Servier’s Voranigo, Gilead’s Trodelvy, Amgen’s Imdelltra and Alnylam’s Amvuttra, among others, and 16 development-stage product candidates.

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

The royalty payor that accounted for greater than 10% of our total income and other revenues is shown in the table below:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Royalty Payor	Royalty	2026	2025	2026	2025
Vertex	Cystic fibrosis franchise	31%	35%	32%	35%
Johnson & Johnson	Tremfya	11%	*	*	*
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

Provision for credit losses on unfunded commitments

The provision for credit losses on unfunded commitments, a non-cash item, represents current expected credit losses on the unfunded portions of a two-part funding arrangement with Revolution Medicines, Inc. (“Revolution Medicines”). As of September 30, 2026, the unfunded commitments consist of the potential purchase of additional royalty interests on Rasonque, formerly known as daraxonrasib, which, if funded, will be accounted for as financial royalty assets, and funding of term loans. Because we have limited protective rights with respect to each unfunded commitment once the funding is provided, we are required to recognize an allowance for current expected credit losses based on our estimate of probability of funding. We estimate these allowances using the probability of default and loss given default method. We are required to reassess our estimates of current expected credit losses as of each reporting date, and any subsequent change to such allowances, which can be income or expense, is reflected within Provision for credit losses on unfunded commitments in the condensed consolidated statements of operations.

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

1.Approximately 22.8 million RP Holdings Class E Interests with an aggregate fair value of approximately $755.4 million, which are expensed over vesting periods on a straight-line basis of generally five to nine years. As of September 30, 2026, we had $538.9 million of unrecognized compensation expense related to 16.3 million RP Holdings Class E Interests that are expected to vest over a weighted average period of 4.8 years.

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

Other expense/(income), net

Other expense/(income), net primarily includes the changes in fair value of our equity securities and available for sale debt securities, including related forwards and funding commitments, and interest income.

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

Results of Operations

Our historical results of operations for 2025 have been recast to reflect the adoption of ASU 2025-07 by removing the gains previously recognized on derivative. The comparison of our historical results of operations is as follows (in thousands):

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Income and other revenues
Income from financial royalty assets	$647,608	$578,812	68,796	11.9	$1,880,627	$1,668,720	211,907	12.7
Other royalty income and revenues	42,495	30,479	12,016	39.4	114,193	87,483	26,710	30.5
Total income and other revenues	690,103	609,291	80,812	13.3	1,994,820	1,756,203	238,617	13.6
Operating (income)/expense
Provision for changes in expected cash flows from financial royalty assets	(88,320)	12,135	(100,455)	*	(17,589)	(318,943)	301,354	(94.5)
Provision for credit losses on unfunded commitments	3,971	766	3,205	418.4	13,339	93,301	(79,962)	(85.7)
Research and development funding expense	63,157	50,500	12,657	25.1	200,798	401,500	(200,702)	(50.0)
General and administrative expenses	150,098	118,734	31,364	26.4	471,475	409,209	62,266	15.2
Financial royalty asset impairment	150,361	—	150,361	n/a	219,804	—	219,804	n/a
Total operating expense, net	279,267	182,135	97,132	53.3	887,827	585,067	302,760	51.7
Operating income	410,836	427,156	(16,320)	(3.8)	1,106,993	1,171,136	(64,143)	(5.5)
Other (income)/expense
Equity in earnings of equity method investees	(9,227)	(15,948)	6,721	(42.1)	(35,062)	(25,084)	(9,978)	39.8
Interest expense	90,494	79,564	10,930	13.7	277,833	213,493	64,340	30.1
Other expense/(income), net	62,932	(76,671)	139,603	*	47,843	15,448	32,395	209.7
Total other expense/(income), net	144,199	(13,055)	157,254	*	290,614	203,857	86,757	42.6
Consolidated net income	266,637	440,211	(173,574)	(39.4)	816,379	967,279	(150,900)	(15.6)
Net income attributable to non-controlling interests	121,962	155,994	(34,032)	(21.8)	359,131	411,537	(52,406)	(12.7)
Net income attributable to Royalty Pharma plc	$144,675	$284,217	(139,542)	(49.1)	$457,248	$555,742	(98,494)	(17.7)
*Percentage change is not meaningful.

Total income and other revenues

Income from financial royalty assets

Income from financial royalty assets by top products is as follows, in order of contribution to income for the first nine months of 2026 (in thousands):

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Cystic fibrosis franchise	$212,196	$214,247	(2,051)	(1.0)	$638,486	$612,828	25,658	4.2
Tremfya	77,107	37,422	39,685	106.0	189,578	111,470	78,108	70.1
Evrysdi	59,373	54,901	4,472	8.1	173,905	155,261	18,644	12.0
Voranigo	44,905	40,182	4,723	11.8	133,183	109,898	23,285	21.2
Trelegy	39,618	39,858	(240)	(0.6)	119,364	113,265	6,099	5.4
Tysabri	29,342	28,050	1,292	4.6	84,990	89,195	(4,205)	(4.7)
Other products	185,067	164,152	20,915	12.7	541,121	476,803	64,318	13.5
Total income from financial royalty assets	$647,608	$578,812	68,796	11.9	$1,880,627	$1,668,720	211,907	12.7

Three months ended September 30, 2026 and 2025

Income from financial royalty assets increased by $68.8 million, or 11.9%, in the third quarter of 2026 as compared to the third quarter of 2025, primarily driven by an increase in interest income from Tremfya as well as $29.9 million of interest income from Imdelltra, which was acquired in the third quarter of 2025 and is reflected within other products in the table above. The increase in income from Tremfya was primarily driven by an increase in sell-side equity research analysts’ consensus sales forecasts.

Nine months ended September 30, 2026 and 2025

Income from financial royalty assets increased by $211.9 million, or 12.7%, in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by increases in interest income from Tremfya and the cystic fibrosis franchise, as well as $76.9 million of interest income from Imdelltra, which was acquired in the third quarter of 2025 and is reflected within other products in the table above. The increase in income from Tremfya was primarily driven by an increase in sell-side equity research analysts’ consensus sales forecasts. The increase in income from the cystic fibrosis franchise was primarily driven by higher interest income following the reversal of the allowance for changes in expected cash flows related to the FDA approval of Alyftrek in the fourth quarter of 2024.

Other royalty income and revenues

Three months ended September 30, 2026 and 2025

Other royalty income and revenues increased by $12.0 million, or 39.4%, in the third quarter of 2026 as compared to the third quarter of 2025, primarily driven by the growth in Trodelvy sales.

Nine months ended September 30, 2026 and 2025

Other royalty income and revenues increased by $26.7 million, or 30.5%, in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by the growth in Trodelvy sales.

Provision for changes in expected cash flows from financial royalty assets

Provision activity is a combination of income and expense items. The provision breakdown by royalty asset (exclusive of the provision for current expected credit losses) based on the largest contributors to each period’s provision income or expense (in thousands) is as follows:

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
Royalty		Royalty
Cystic fibrosis franchise	$(109,059)	Evrysdi	$113,775
Tysabri	(80,775)	Tazverik	34,137
IDHIFA	(24,623)	Crysvita	18,584
Amvuttra	29,641	Tysabri	(42,432)
Evrysdi	32,726	Tremfya	(100,911)
Other	29,294	Other	(15,003)
Total provision (income), exclusive of provision for credit losses	(122,796)	Total provision expense, exclusive of provision for credit losses	8,150
Provision for current expected credit losses	34,476	Provision for current expected credit losses	3,985
Total provision (income)	$(88,320)	Total provision expense	$12,135

	For the Nine Months Ended September 30, 2026		For the Nine Months Ended September 30, 2025
Royalty		Royalty
Tysabri	$(235,324)	Cystic fibrosis franchise	$(259,353)
Evrysdi	(56,355)	Xtandi	(75,057)
Crysvita	(34,186)	Trelegy	(66,647)
Orladeyo	38,094	Tremfya	(64,977)
Adstiladrin	189,400	Evrysdi	65,542
Other	45,395	Other	98,981
Total provision (income), exclusive of provision for credit losses	(52,976)	Total provision (income), exclusive of provision for credit losses	(301,511)
Provision for current expected credit losses	35,387	Provision for current expected credit losses	(17,432)
Total provision (income)	$(17,589)	Total provision (income)	$(318,943)

Three months ended September 30, 2026 and 2025

In the third quarter of 2026, we recorded provision income of $88.3 million, comprised of $122.8 million in provision income for changes in expected cash flows and $34.5 million in provision expense for current expected credit losses. The provision income for changes in expected cash flows was primarily driven by increases in sell-side equity research analysts’ consensus sales forecasts for the cystic fibrosis franchise and Tysabri. This was partially offset by provision expense for Evrysdi and Amvuttra, primarily driven by a decrease in expected cash flows due to the appreciation of the U.S. dollar against the Swiss franc and a decline in sell-side equity research analysts’ consensus sales forecasts, respectively. The provision expense for current expected credit losses was primarily driven by the addition of Mimrylo and changes in the underlying cash flow forecasts of financial royalty assets with limited protective rights.

In the third quarter of 2025, we recorded provision expense of $12.1 million, comprised of $8.2 million in provision expense for changes in expected cash flows and $4.0 million in provision expense for current expected credit losses. We recorded provision expense for changes in expected cash flows primarily related to Evrysdi due to declines in sell-side equity research analysts’ consensus sales forecasts, partially offset by provision income related to Tremfya due to increases in sell-side equity research analysts’ consensus sales forecasts.

Nine months ended September 30, 2026 and 2025

In the first nine months of 2026, we recorded provision income of $17.6 million, comprised of $53.0 million in provision income for changes in expected cash flows and $35.4 million in provision expense for current expected credit losses. We recorded provision income for changes in expected cash flows primarily related to Tysabri due to increases in sell-side equity research analysts’ consensus sales forecasts, partially offset by provision expense related to Adstiladrin due to declines in its sales forecasts. The provision expense for current expected credit losses was primarily driven by the addition of Mimrylo and changes in the underlying cash flow forecasts of financial royalty assets with limited protective rights.

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

Provision for credit losses on unfunded commitments

Three months ended September 30, 2026 and 2025

Provision for credit losses on unfunded commitments were relatively flat in the third quarter of 2026 as compared to the third quarter of 2025.

Nine months ended September 30, 2026 and 2025

Provision for credit losses on unfunded commitments decreased by $80.0 million, or 85.7%, in the first nine months of 2026 as compared to the first nine months of 2025. In the first nine months of 2025, we recognized provision expense for credit losses of $93.3 million primarily related to the unfunded portions of our arrangement with Revolution Medicines, which we entered into in the second quarter of 2025. In the first nine months of 2026, we did not enter into any new funding arrangement that required a provision for credit losses on unfunded portions.

R&D funding expense

Three months ended September 30, 2026 and 2025

R&D funding expense increased by $12.7 million, or 25.1%, in the third quarter of 2026 as compared to the third quarter of 2025. In the third quarter of 2026, R&D funding expense was primarily comprised of $62.5 million for JNJ-4804. In the third quarter of 2025, R&D funding expense was primarily comprised of $50.0 million for litifilimab.

Nine months ended September 30, 2026 and 2025

R&D funding expense decreased by $200.7 million, or 50.0%, in the first nine months of 2026 as compared to the first nine months of 2025. In the first nine months of 2026, R&D funding expense was primarily comprised of $125.0 million for JNJ-4804 and $50.0 million for litifilimab, for which we completed funding in the second quarter of 2026. In the first nine months of 2025, R&D funding expense was primarily comprised of $250.0 million for Rasonque and $150.0 million for litifilimab.

G&A expenses

Three months ended September 30, 2026 and 2025

G&A expenses increased by $31.4 million, or 26.4%, in the third quarter of 2026 as compared to the third quarter of 2025, primarily driven by higher share-based compensation expense related to Employee EPAs.

In the third quarter of 2026, we recognized $121.9 million of employee compensation expense, which included $104.3 million of share-based compensation expense and $17.5 million of cash-based compensation expense. In the third quarter of 2025, we recognized $88.4 million of employee compensation expense, which included $72.2 million of share-based compensation expense and $16.2 million of cash-based compensation expense. See Note 4–Share-Based Compensation for additional information.

Nine months ended September 30, 2026 and 2025

G&A expenses increased by $62.3 million, or 15.2%, in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by higher share-based compensation expense recognized following the Internalization, which was completed in May 2025. The increase in period-over-period G&A expenses was partially offset by the absence of $29.6 million of acquisition-related costs for the Internalization in the prior period and the elimination of Management Fees following the Internalization.

In the first nine months of 2026, we recognized $383.3 million of employee compensation expense, which included $332.2 million of share-based compensation expense and $51.1 million of cash-based compensation expense. In the first nine months of 2025, prior to the Internalization, we recognized $114.7 million of cash-based Management Fees, and following the Internalization, we recognized $196.9 million of employee compensation expense, which included $162.3 million of share-based compensation expense and $34.5 million of cash-based compensation expense. See Note 4–Share-Based Compensation for additional information.

Financial royalty asset impairment

Three months ended September 30, 2026 and 2025

We recognized a financial royalty asset impairment charge of $150.4 million in the third quarter of 2026 related to pelacarsen following Novartis’ announcement in September 2026 that the Phase 3 trial did not meet its primary endpoint. We did not recognize impairment charges in the third quarter of 2025.

Nine months ended September 30, 2026 and 2025

We recognized financial royalty asset impairment charges of $219.8 million in the first nine months of 2026. These charges consisted of $69.4 million related to Tazverik following announcements by Ipsen and Eisai in March 2026 of the voluntary withdrawal of Tazverik across all indications and markets, and $150.4 million related to pelacarsen following Novartis’ announcement in September 2026 that the Phase 3 trial did not meet its primary endpoint. We did not recognize impairment charges in the first nine months of 2025.

Equity in earnings of equity method investees

Three months ended September 30, 2026 and 2025

Equity in earnings of equity method investees decreased by $6.7 million, or 42.1%, in the third quarter of 2026 as compared to the third quarter of 2025. Equity in earnings of equity method investees in the third quarter of 2025 was primarily driven by an $11.1 million gain related to the FDA approval of Airsupra’s supplemental new drug application which triggered a milestone payable from AstraZeneca to the Avillion Entities.

Nine months ended September 30, 2026 and 2025

Equity in earnings of equity method investees increased by $10.0 million, or 39.8%, in the first nine months of 2026 as compared to the first nine months of 2025. Equity in earnings of equity method investees in the first nine months of 2026 was primarily driven by an income allocation from the Legacy SLP Interest of $16.9 million and the $15.2 million gain related to our portion of the Airsupra sales-based milestone that the Avillion Entities received from AstraZeneca. Equity in earnings of equity method investees in the first nine months of 2025 was primarily driven by an income allocation from the Legacy SLP Interest of $13.8 million and the $11.1 million gain related to the milestone payable from AstraZeneca to the Avillion Entities.

Interest expense

Three months ended September 30, 2026 and 2025

Interest expense increased by $10.9 million, or 13.7%, in the third quarter of 2026 as compared to the third quarter of 2025, primarily driven by the issuance of $2.0 billion of senior unsecured notes in September 2025. The increase was partially offset by the July 2026 repayment of the $380 million term loan assumed in the Internalization.

Nine months ended September 30, 2026 and 2025

Interest expense increased by $64.3 million, or 30.1%, in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by the issuance of $2.0 billion of senior unsecured notes in September 2025, partially offset by the repayment of $1.0 billion of senior unsecured notes in September 2025. The weighted average coupon rate on our senior unsecured notes outstanding as of September 30, 2026 and 2025 was 3.75%, respectively.

Refer to the “Liquidity and Capital Resources” section for additional discussion of our debt financing arrangements.

Other expense/(income), net

Three months ended September 30, 2026 and 2025

Other expense, net of $62.9 million in the third quarter of 2026 was primarily comprised of $45.6 million of losses on equity securities and $20.7 million of losses on available for sale debt securities due to changes in fair value of the Cytokinetics Funding Arrangements.

Other income, net of $76.7 million in the third quarter of 2025 was primarily comprised of $52.5 million of gains on available for sale debt securities due to changes in fair value of the Cytokinetics Funding Arrangements, $18.9 million of gains on equity securities and $6.9 million of interest income earned on cash and cash equivalents.

Nine months ended September 30, 2026 and 2025

Other expense, net of $47.8 million in the first nine months of 2026 was primarily comprised of $62.3 million of losses on available for sale debt securities due to changes in fair value of the Cytokinetics Funding Arrangements, partially offset by $16.7 million of interest income earned on cash and cash equivalents.

Other expense, net of $15.4 million in the first nine months of 2025 was primarily comprised of $57.6 million of losses on equity securities, partially offset by $26.5 million of interest income earned on cash and cash equivalents and $21.8 million of gains on available for sale debt securities primarily driven by the changes in the fair value of the Cytokinetics Funding Arrangements.

Net income attributable to non-controlling interests

Three months ended September 30, 2026 and 2025

Net income attributable to Legacy Investors Partnerships increased by $20.7 million or 38.3%, in the third quarter of 2026 as compared to the third quarter of 2025, primarily driven by higher net income attributable to Old RPI as a result of higher provision income recognized in 2026 as compared to 2025.

Net income attributable to Continuing Investors Partnerships decreased by $49.1 million, or 59.1%, in the third quarter of 2026 as compared to the third quarter of 2025, primarily driven by lower net income attributable to RP Holdings as a result of the impairment charge recorded in 2026 and a decline in the Continuing Investors Partnerships’ ownership of RP Holdings due to the ongoing exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares.

Net income attributable to Founder’s Equity was relatively flat in the third quarter of 2026 as compared to the third quarter of 2025.

Net income attributable to RP Holdings Class E Interests decreased by $8.5 million, or 52.7%, in the third quarter of 2026 as compared to the third quarter of 2025, primarily driven by lower net income attributable to RP Holdings as a result of the impairment charge recorded in 2026.

Nine months ended September 30, 2026 and 2025

Net income attributable to Legacy Investors Partnerships increased by $8.6 million, or 4.8%, in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by higher net income attributable to Old RPI as a result of higher provision income recognized in 2026 as compared to 2025.

Net income attributable to Continuing Investors Partnerships decreased by $53.2 million, or 31.4%, in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by a decline in the Continuing Investors Partnerships’ ownership of RP Holdings due to the ongoing exchanges by investors in the Continuing Investors Partnerships who indirectly own RP Holdings Class B Interests for our Class A ordinary shares.

Net income attributable to Founder’s Equity decreased by $15.7 million, or 34.6%, in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by the Internalization completed in May 2025. Prior to the Internalization, net income attributable to Founder’s Equity included both Mr. Legorreta’s retained EPAs and employee participation in the EPAs. In the first nine months of 2026, Founder’s Equity includes only Mr. Legorreta’s retained EPAs.

Net income attributable to RP Holdings Class E Interests increased by $7.9 million, or 46.6%, in the first nine months of 2026 as compared to the first nine months of 2025. We issued 24.5 million RP Holdings Class E Interests in connection with the Internalization in the second quarter of 2025.

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

Our portfolio consists of royalties on more than 35 marketed therapies and 16 development-stage product candidates. The therapies in our portfolio address therapeutic areas such as rare diseases, neuroscience, oncology, hematology, immunology, respiratory and diabetes, and are delivered to patients across both primary and specialty care settings. The table below shows Portfolio Receipts, including Royalty Receipts by product and milestones and other contractual receipts, in order of contribution to total Royalty Receipts for the first nine months of 2026 (in thousands):

Products	Marketer(s)	Therapeutic Area	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
			2026	2025	$	%	2026	2025	$	%
Cystic fibrosis franchise(1)	Vertex	Rare disease	$225,301	$222,260	3,041	1.4	$672,496	$665,808	6,688	1.0
Trelegy	GSK	Respiratory	89,460	95,668	(6,208)	(6.5)	245,373	237,521	7,852	3.3
Tremfya	Johnson & Johnson	Immunology	79,500	49,407	30,093	60.9	200,150	122,012	78,138	64.0
Evrysdi	Roche	Rare disease	71,297	51,816	19,481	37.6	197,598	137,366	60,232	43.8
Tysabri	Biogen	Neuroscience	67,333	68,011	(678)	(1.0)	193,198	184,921	8,277	4.5
Voranigo	Servier	Oncology	55,042	33,454	21,588	64.5	147,483	79,490	67,993	85.5
Xtandi	Pfizer, Astellas	Oncology	51,071	49,686	1,385	2.8	146,594	144,024	2,570	1.8
Imbruvica	AbbVie, Johnson & Johnson	Oncology	31,330	41,326	(9,996)	(24.2)	105,650	130,761	(25,111)	(19.2)
Cabometyx/Cometriq	Exelixis, Ipsen, Takeda	Oncology	24,136	21,363	2,773	13.0	69,624	62,396	7,228	11.6
Imdelltra	Amgen	Oncology	18,614	—	18,614	n/a	51,933	—	51,933	n/a
Trodelvy	Gilead	Oncology	15,816	12,205	3,611	29.6	42,759	34,762	7,997	23.0
Spinraza	Biogen	Rare disease	13,599	13,584	15	0.1	35,986	38,478	(2,492)	(6.5)
Promacta	Novartis	Hematology	9,421	37,949	(28,528)	(75.2)	34,654	114,777	(80,123)	(69.8)
Amvuttra	Alnylam	Rare disease	10,118	—	10,118	n/a	27,283	—	27,283	n/a
Other products(2)			120,683	113,998	6,685	5.9	367,046	318,395	48,651	15.3
Royalty Receipts			$882,721	$810,727	71,994	8.9	$2,537,827	$2,270,711	267,116	11.8
Milestones and other contractual receipts			6,860	2,880	3,980	138.2	50,094	109,652	(59,558)	(54.3)
Portfolio Receipts(3)			$889,581	$813,607	75,974	9.3	$2,587,921	$2,380,363	207,558	8.7
(1)The cystic fibrosis franchise includes the following approved products: Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek.
(2)Other products primarily include Royalty Receipts on the following products: Crysvita, Erleada, Farxiga/Onglyza, IDHIFA, Niktimvo, Nurtec ODT, Orladeyo, Prevymis, Skytrofa, Soliqua, Yorvipath and distributions from the Legacy SLP Interest, which are presented as Distributions from equity method investees on the condensed consolidated statements of cash flows.
(3)Portfolio Receipts for 2025 does not include the $511 million of proceeds from our sale of the MorphoSys Development Funding Bonds because it was treated as an asset sale.

Analysis of Portfolio Receipts

The key drivers of Portfolio Receipts are discussed below:

•Cystic fibrosis franchise – Royalty Receipts from the cystic fibrosis franchise, including Kalydeco, Orkambi, Symdeko/Symkevi, Trikafta/Kaftrio and Alyftrek, which is marketed by Vertex for the treatment of cystic fibrosis, increased by $6.7 million in the first nine months of 2026 as compared to the first nine months of 2025. Performance was relatively consistent versus the prior year period, as growth in overall cystic fibrosis franchise sales reflected a mix shift toward Alyftrek, resulting in a lower blended royalty rate.

•Trelegy – Royalty Receipts from Trelegy, which is marketed by GSK for the maintenance treatment of chronic obstructive pulmonary disease and asthma, increased by $7.9 million in the first nine months of 2026 as compared to the first nine months of 2025, benefiting from strong volume growth in Europe and international markets, driven by patient demand, single inhaler triple therapy class growth and increased market share, partially offset by Medicare benefit design changes and pricing unfavorability from channel mix pressures and adjustments in the United States.

•Tremfya – Royalty Receipts from Tremfya, which is marketed by Johnson & Johnson for the treatment of plaque psoriasis, active psoriatic arthritis and inflammatory bowel disease, increased by $78.1 million in the first nine months of 2026 as compared to the first nine months of 2025, driven by market share gains and market growth, including strong uptake across recently launched inflammatory bowel disease indications.

•Evrysdi – Royalty Receipts from Evrysdi, which is marketed by Roche for the treatment of spinal muscular atrophy, increased by $60.2 million in the first nine months of 2026 as compared to the first nine months of 2025, attributable to continued growth in Europe and tender-related buying in international markets. Additionally, Royalty Receipts benefited from the incremental royalties we acquired in the fourth quarter of 2025.

•Tysabri – Royalty Receipts from Tysabri, which is marketed by Biogen for the treatment of multiple sclerosis, increased by $8.3 million in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by favorable pricing adjustments in the United States, partially offset by biosimilar competition, particularly in the rest of world.

•Voranigo – Royalty Receipts from Voranigo, which is marketed by Servier for the treatment of low-grade glioma, increased by $68.0 million in the first nine months of 2026 as compared to the first nine months of 2025, driven by its strong launch in the United States.

•Xtandi – Royalty Receipts from Xtandi, which is marketed by Pfizer and Astellas for the treatment of prostate cancer, increased by $2.6 million in the first nine months of 2026 as compared to the first nine months of 2025, relatively consistent with the prior year period.

•Imbruvica – Royalty Receipts from Imbruvica, which is marketed by AbbVie and Johnson & Johnson for the treatment of blood cancers and chronic graft versus host disease, decreased by $25.1 million in the first nine months of 2026 as compared to the first nine months of 2025, due to competitive pressures and unfavorable patient mix.

•Cabometyx/Cometriq – Royalty Receipts from Cabometyx/Cometriq, which is marketed by Exelixis, Ipsen and Takeda, primarily for the treatment of advanced renal cell carcinoma, hepatocellular carcinoma and neuroendocrine tumors, increased by $7.2 million in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by continued demand growth from uptake in combination with Opdivo in first-line renal cell carcinoma and previously treated advanced neuroendocrine tumors.

•Imdelltra – Royalty Receipts from Imdelltra, which is marketed by Amgen for the treatment of extensive-stage small cell lung cancer, were $51.9 million in the first nine months of 2026, driven by its strong global launch in second-line extensive-stage small cell lung cancer. We acquired the Imdelltra royalty in the third quarter of 2025 and began receiving Royalty Receipts in the fourth quarter of 2025.

•Trodelvy – Royalty Receipts from Trodelvy, which is marketed by Gilead for the treatment of metastatic triple-negative breast cancer and pre-treated hormone receptor-positive, human epidermal growth factor receptor 2 (“HER2”)-negative metastatic breast cancer, increased by $8.0 million in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by higher demand.

•Spinraza – Royalty Receipts from Spinraza, which is marketed by Biogen for the treatment of spinal muscular atrophy, decreased by $2.5 million in the first nine months of 2026 as compared to the first nine months of 2025, primarily due to lower international sales due to the timing of shipments in certain markets, partially offset by demand and stocking for the high dose regimen in the United States.

•Promacta – Royalty Receipts from Promacta, which is marketed by Novartis for the treatment of chronic immune thrombocytopenia purpura and aplastic anemia, decreased by $80.1 million in the first nine months of 2026 as compared to the first nine months of 2025, due to generic competition.

•Amvuttra – Royalty Receipts from Amvuttra, which is marketed by Alnylam for the treatment of transthyretin (“TTR”) amyloidosis with cardiomyopathy and for hereditary TTR amyloidosis with polyneuropathy, were $27.3 million in the first nine months of 2026, primarily driven by patient demand in the United States following its second quarter 2025 launch in TTR amyloidosis cardiomyopathy. We acquired the Amvuttra royalty in the fourth quarter of 2025 and began receiving Royalty Receipts in the first quarter of 2026.

•Other products – Royalty Receipts from other products increased by $48.7 million in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by strong contributions from Niktimvo, Yorvipath, Adstiladrin and Skytrofa, partially offset by the expiration of the Farxiga and Soliqua royalties.

•Milestones and other contractual receipts decreased by $59.6 million in the first nine months of 2026 as compared to the first nine months of 2025, primarily attributable to a one-time distribution related to the Legacy SLP Interest received in the prior year period. Current period Milestones and other contractual receipts primarily includes payments from Airsupra, Cytokinetics and Bosulif.

Key Developments Relating to Our Portfolio

Recent key developments related to products in our portfolio are discussed below:

Commercial Products

•Rasonque. In October 2026, Revolution Medicines announced that the European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) had adopted a positive opinion of Rasonque for the treatment of adult patients with metastatic pancreatic adenocarcinoma who have received at least one prior systemic therapy.

In October 2026, we funded the required first $250 million tranche of the up to $750 million senior secured term loans to Revolution Medicines. Additionally, Revolution Medicines elected not to exercise its option for the third royalty funding tranche (which was up to $250 million). Up to an additional $500 million may be available at Revolution Medicines’ option under each of the senior secured term loan and royalty funding agreement, based on the achievement of certain milestones.

In August 2026, Revolution Medicines announced that the FDA approved Rasonque for the treatment of adults with metastatic pancreatic adenocarcinoma who have received at least one prior systemic therapy or who are not candidates for multiagent systemic therapy.

•Niktimvo. In October 2026, Syndax Pharmaceuticals (“Syndax”) announced that the Phase 2 MAXPIRe trial of Niktimvo in idiopathic pulmonary fibrosis (“IPF”) did not meet its primary endpoint. Syndax does not plan to move forward with further development in IPF. The results do not affect ongoing trials of Niktimvo in other indications.

•Weltruza. In October 2026, Teva Pharmaceuticals (“Teva”) announced that the FDA approved Weltruza (formerly known as TEV-’749) for extended-release injectable suspension, a new, once-monthly, subcutaneous long-acting injectable for the treatment of schizophrenia in adults. We agreed to convert $50 million of approval milestone into additional royalties, which will cease after we receive a 1.2x return. In total, we expect to receive (1) a $50 million approval milestone of the original amount payable in equal installments over four years, (2) an incremental double-digit royalty with total receipts capped at $60 million and (3) a separate low-single-digit royalty.

•Imdelltra. In September 2026, Amgen announced positive results from the Phase 3 DeLLphi-305 study of Imdelltra in combination with Imfinzi as first-line maintenance treatment for extensive-stage small cell lung cancer. The study met its primary endpoint at a pre-specified interim analysis, demonstrating a statistically significant and clinically meaningful improvement in overall survival, and also met secondary endpoints of progression-free survival and objective response rate.

•Mimrylo. In August 2026, Takeda announced that the FDA approved Mimrylo (formerly known as rusfertide), a hepcidin mimetic peptide, for the treatment of erythrocytosis in adults with polycythemia vera.

•Ziihera. In August 2026, Jazz Pharmaceuticals announced that the FDA approved Ziihera in combination with chemotherapy, with or without tislelizumab, for the first-line treatment of adults with metastatic HER2-positive gastroesophageal adenocarcinoma.

•Trodelvy. In August 2026, Gilead announced that the European Commission approved Trodelvy in combination with Keytruda as a first-line treatment for PD-L1-positive metastatic triple-negative breast cancer.

•Jideytro. In July 2026, GSK announced that the FDA approved Jideytro (formerly known as zidesamtinib), a ROS proto-oncogene 1 (“ROS1”)-selective inhibitor, for the treatment of adult patients with metastatic ROS1-positive non-small cell lung cancer who have received a prior ROS1 kinase inhibitor.

In July 2026, GSK announced that it completed the acquisition of Nuvalent for approximately $10.6 billion, including Jideytro and neladalkib, two highly selective ROS1 and anaplastic lymphoma kinase inhibitors for the treatment of non-small cell lung cancer.

Development-Stage Product Candidates

•Pelabresib. In October 2026, Novartis announced that the regulatory submission for pelabresib in myelofibrosis was completed in the European Union, based on the positive Phase 3 MANIFEST-2 study.

•Trontinemab. In September 2026, Roche announced that Phase 3 studies of trontinemab in early Alzheimer’s disease have fully enrolled, with data expected in the first half of 2028.

•Deucrictibant. In September 2026, Pharvaris announced positive results from the CHAPTER-3 pivotal Phase 3 study evaluating deucrictibant extended-release for the prevention of hereditary angioedema (“HAE”) attacks. The primary endpoint and all secondary efficacy endpoints were met with statistical significance.

In July 2026, Pharvaris announced that the FDA accepted its New Drug Application (“NDA”) for deucrictibant immediate-release for the on-demand treatment of HAE attacks and assigned a Prescription Drug User Fee Act (“PDUFA”) date of April 23, 2027.

•Pelacarsen. In September 2026, Novartis announced that the Phase 3 Lp(a)HORIZON trial of pelacarsen did not meet its primary endpoint of reducing the risk of cardiovascular events in the overall study population compared to placebo. In the third quarter of 2026, we recorded a non-cash impairment charge of $150.4 million related to pelacarsen.

•TEV-’408. In September 2026, Teva announced positive topline results from an ongoing Phase 2a study of TEV-’408, an anti-IL-15 antibody, in adults with celiac disease. The study met its primary endpoint, demonstrating statistically significant and clinically meaningful prevention of gluten-induced intestinal damage versus placebo at week 8, and was well tolerated, with no safety signals observed to date.

In July 2026, Teva announced plans to advance TEV-’408 into a Phase 2b study in patients with non-segmental vitiligo, following positive Phase 1b results.

•Ecopipam. In August 2026, Teva announced that the FDA accepted its NDA for ecopipam for the treatment of pediatric Tourette syndrome and granted the application Priority Review with a PDUFA date late in the first quarter of 2027.

•Obexelimab. In August 2026, Zenas BioPharma announced that the FDA accepted for review its Biologics License Application for obexelimab for the treatment of immunoglobulin G4-related disease and assigned a PDUFA target action date of May 27, 2027.

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

During the first nine months of 2026, we invested $1.2 billion in royalties, milestones and other contractual receipts. While volatility exists in the funding of new acquisitions on a year-to-year basis due to the unpredictable timing of new investment opportunities, we have consistently deployed significant amounts of cash when measured over multi-year periods. Our approach is rooted in a highly disciplined evaluation process that is not dictated by a minimum annual investment threshold.

Summary of Acquisition Activities

•In September 2026, we acquired a royalty interest in Zoryve from AstraZeneca for $100 million upfront. Zoryve, marketed by Arcutis Biotherapeutics, is a topical phosphodiesterase type 4 inhibitor approved for atopic dermatitis, seborrheic dermatitis and plaque psoriasis.

•In August 2026, we acquired a royalty interest in Mimrylo, formerly known as rusfertide, from Zealand Pharma for $100 million, consisting of $50 million paid upfront and the remaining $50 million payable on the first anniversary of the closing. Marketed by Takeda, Mimrylo is a first-in-class therapy approved for polycythemia vera, a rare and chronic blood disorder.

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

•In March 2026, we acquired a royalty interest in Denali Therapeutics’ Avlayah upon FDA accelerated approval for $200 million. Avlayah is Denali’s lead investigational Transport VehicleTM-enabled enzyme replacement therapy for the treatment of mucopolysaccharidosis type II (MPS II, or Hunter syndrome). We will make a $75 million payment upon European Medicines Agency approval if achieved by December 31, 2029.

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

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash provided by operations. For the first nine months of 2026 and 2025, we generated $2.1 billion and $1.7 billion, respectively, in Net cash provided by operating activities. We believe that our existing capital resources, cash provided by operating activities and access to our Revolving Credit Facility (as defined below) will continue to allow us to meet our operating and working capital requirements, to fund planned strategic acquisitions and R&D funding agreements, and to meet our debt service obligations for the foreseeable future. We have historically operated at a low level of fixed operating costs. We no longer pay Management Fees following the Internalization, which comprised the majority of our cash G&A expenses historically. Our primary cash operating expenses, other than R&D funding commitments, include interest expense, employee personnel costs, rent expense and legal and professional fees.

We have access to substantial sources of funds in the capital markets and we may, from time to time, seek additional capital through a combination of additional debt or equity financings. As of September 30, 2026 and December 31, 2025, the par value of all of our outstanding borrowings was $8.8 billion and $9.2 billion, respectively. Additionally, we have up to $1.8 billion of available revolving commitments under our Revolving Credit Facility (as defined below). A summary of our borrowing activities, balances and compliance with certain debt covenants under various financing arrangements is included in Note 12–Borrowings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table and analysis of cash flow changes presents a summary of our cash flow activities (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	Change
Cash provided by/(used in):
Operating activities	$2,132,770	$1,662,675	$470,095
Investing activities	(993,251)	(766,379)	(226,872)
Financing activities	(1,244,558)	(886,378)	(358,180)

Analysis of Cash Flow Changes

Operating Activities

Cash provided by operating activities increased by $470.1 million in the first nine months of 2026 as compared to the first nine months of 2025, primarily driven by an increase in cash collections from financial royalty assets, a decrease in development-stage funding payments and a decrease in payments for operating and professional costs as a result of the Internalization, partially offset by higher interest payments.

Investing Activities

Cash used in investing activities increased by $226.9 million in the first nine months of 2026 as compared to the first nine months of 2025. In the first nine months of 2026, cash used in investing activities was primarily driven by acquisitions of financial royalty assets. In the first nine months of 2025, cash used in investing activities was primarily driven by acquisitions of financial royalty assets and milestone payments, partially offset by proceeds from the sale of the MorphoSys Development Funding Bonds.

Financing Activities

Cash used in financing activities increased by $358.2 million in the first nine months of 2026 as compared to the first nine months of 2025. In the first nine months of 2026, cash used in financing activities was primarily driven by repayment of $380 million term loan assumed in connection with the Internalization and repurchases of our Class A ordinary shares. In the first nine months of 2025, cash used in financing activities was primarily driven by repurchases of our Class A ordinary shares and repayment of $1.0 billion debt, partially offset by the net proceeds from the issuance of $2.0 billion of senior unsecured notes.

Sources of Capital

As of September 30, 2026 and December 31, 2025, our cash and cash equivalents totaled $513.7 million and $618.7 million, respectively. We intend to fund short-term and long-term financial obligations as they mature through cash and cash equivalents, future cash flows from operations or the issuance of additional debt. Our ability to generate cash flows from operations, issue debt or enter into financing arrangements on acceptable terms could be adversely affected if there is a material decline in the sales of the underlying pharmaceutical products in which we hold royalties, deterioration in our key financial ratios or credit ratings, or other material unfavorable changes in business conditions. Currently, we believe that we have sufficient financial flexibility to issue debt, enter into other financing arrangements and attract long-term capital on acceptable terms to support our growth objectives.

Borrowings

Our borrowings consisted of the following (in thousands):

Type of Borrowing	Date of Issuance	Maturity	As of September 30, 2026	As of December 31, 2025
Senior Unsecured Notes:
$1,000,000, 1.75% (issued at 98.284% of par)	9/2020	9/2027	$1,000,000	$1,000,000
$500,000, 5.15% (issued at 98.758% of par)	6/2024	9/2029	500,000	500,000
$1,000,000, 2.20% (issued at 97.760% of par)	9/2020	9/2030	1,000,000	1,000,000
$600,000, 4.45% (issued at 98.909% of par)	9/2025	3/2031	600,000	600,000
$600,000, 2.15% (issued at 98.263% of par)	7/2021	9/2031	600,000	600,000
$500,000, 5.40% (issued at 97.872% of par)	6/2024	9/2034	500,000	500,000
$900,000, 5.20% (issued at 97.989% of par)	9/2025	9/2035	900,000	900,000
$1,000,000, 3.30% (issued at 95.556% of par)	9/2020	9/2040	1,000,000	1,000,000
$1,000,000, 3.55% (issued at 95.306% of par)	9/2020	9/2050	1,000,000	1,000,000
$700,000, 3.35% (issued at 97.565% of par)	7/2021	9/2051	700,000	700,000
$500,000, 5.90% (issued at 97.617% of par)	6/2024	9/2054	500,000	500,000
$500,000, 5.95% (issued at 95.824% of par)	9/2025	9/2055	500,000	500,000
Term loan	See below	7/2026	—	380,000
Total senior unsecured debt			8,800,000	9,180,000
Unamortized debt discount and issuance costs			(212,505)	(229,083)
Total debt carrying value			8,587,495	8,950,917
Less: Current portion of long-term debt			(996,973)	(380,000)
Total long-term debt			$7,590,522	$8,570,917

Senior Unsecured Notes

As of September 30, 2026, our total principal amount of senior unsecured notes outstanding was $8.8 billion (the “Notes”) with a weighted average coupon rate of 3.75%. The Notes require semi-annual interest payments. Indentures governing the Notes contain certain covenants with which we were in compliance as of September 30, 2026.

Term Loan Assumed in the Internalization

In connection with the Internalization, RP Holdings and RP Manager were each joined as a borrower under RPM’s then existing $380 million term loan with Bank of America, N.A., and RPM was released as a borrower upon closing of the Internalization. In July 2026, we repaid the $380 million term loan.

Senior Unsecured Revolving Credit Facility

On May 22, 2026, RP Holdings, as borrower, entered into a Revolving Credit Agreement (the “Credit Agreement”), which refinanced and replaced in its entirety the Amended and Restated Revolving Credit Agreement, dated as of September 15, 2021, as amended. The Credit Agreement provides for a $1.8 billion unsecured revolving credit facility (the “Revolving Credit Facility”) for general corporate purposes and matures on May 22, 2031. As of September 30, 2026, we have a borrowing capacity of $1.8 billion under the Revolving Credit Facility.

The Credit Agreement that governs the Revolving Credit Facility contains certain customary covenants, that among other things, require us to maintain (i) a Consolidated Leverage Ratio at or below 4.00 to 1.00 (or at or below 4.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Adjusted EBITDA, each as defined and calculated as set forth in the Credit Agreement, (ii) a Consolidated Coverage Ratio at or above 2.50 to 1.00 of Adjusted EBITDA to consolidated interest expense, each as defined and calculated as set forth in the Credit Agreement and (iii) a Consolidated Portfolio Cash Flow Ratio at or below 5.00 to 1.00 (or at or below 5.50 to 1.00 following a qualifying material acquisition) of consolidated funded debt to Portfolio Cash Flow, each as defined and calculated as set forth in the Credit Agreement. We were in compliance with the financial covenants as of September 30, 2026.

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

The table below presents Adjusted EBITDA and Portfolio Cash Flow, each as calculated according to its respective definition in our Credit Agreement (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Portfolio Receipts	$889,581	$813,607	$2,587,921	$2,380,363
Payments for operating and professional costs(1)	(49,925)	(34,175)	(122,965)	(229,896)
Adjusted EBITDA (non-GAAP)	$839,656	$779,432	$2,464,956	$2,150,467
Interest paid, net	(166,693)	(122,743)	(334,091)	(241,675)
Portfolio Cash Flow (non-GAAP)	$672,963	$656,689	$2,130,865	$1,908,792
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by operating activities (GAAP)	$686,076	$702,616	$2,132,770	$1,662,675
Adjustments:
Proceeds from available for sale debt securities(1), (2)	5,760	2,880	14,400	18,346
Distributions from equity method investees(2)	985	905	30,077	100,155
Interest paid, net(2)	166,693	122,743	334,091	241,675
Development-stage funding payments	69,647	50,500	192,998	401,500
Distributions to legacy non-controlling interests - Portfolio Receipts(2)	(92,916)	(101,907)	(257,036)	(275,752)
Payments for Employee EPAs	3,411	1,695	17,656	1,868
Adjusted EBITDA (non-GAAP)	$839,656	$779,432	$2,464,956	$2,150,467
Interest paid, net(2)	(166,693)	(122,743)	(334,091)	(241,675)
Portfolio Cash Flow (non-GAAP)	$672,963	$656,689	$2,130,865	$1,908,792
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

Distributions to Shareholders

We paid dividends and distributions of $406.4 million and $387.4 million in the first nine months of 2026 and 2025, respectively. We do not have a legal obligation to pay a quarterly dividend or dividends at any specified rate or at all.

Class A Ordinary Share Repurchases

In January 2025, our board of directors authorized a share repurchase program under which we may repurchase up to $3.0 billion of our Class A ordinary shares. These repurchases may be made in the open market or in privately negotiated transactions. The share repurchase program has been approved by our board of directors through June 2027 and shareholders have approved the terms of our share repurchase contracts and counterparties thereto through June 2031. In the first nine months of 2026, we repurchased 3.5 million shares at a cost of approximately $182.8 million. As of September 30, 2026, approximately $1.6 billion remained available under the share repurchase program.

Other Funding Arrangements

In June 2025, we entered into a $2.0 billion funding arrangement with Revolution Medicines, consisting of a synthetic royalty of up to $1.25 billion on Rasonque in five $250 million tranches and senior secured term loans of up to $750 million in three $250 million tranches. As of September 30, 2026, we had funded the first two royalty tranches, with an unfunded commitment of up to $1.5 billion remaining. In October 2026, we funded the required first tranche of the term loans, and Revolution Medicines elected not to exercise its option for the third royalty tranche after it became available.

We have a long-term funding arrangement with Cytokinetics which is comprised of seven tranches of up to $525 million in total funding (“Cytokinetics Commercial Launch Funding”). As of September 30, 2026, $175 million remained available under the Cytokinetics Commercial Launch Funding.

We may enter into funding agreements where we are contractually obligated to fund R&D activities performed by our development partners. As of September 30, 2026, we have unfunded commitments of $433.5 million for JNJ-4804 and TEV-’408.

We also have certain milestones payable to our counterparties that are contingent on the successful achievement of certain development, regulatory approval or commercial milestones. These contingent milestone payments are not considered contractual obligations. In the first nine months of 2026, we paid a $50 million sales-based milestone related to Trelegy and a $13.2 million regulatory milestone related to deucrictibant. In the first nine months of 2025, we paid a $200 million regulatory milestone following the FDA approval of a new manufacturing hub for Adstiladrin and sales-based milestones of $50 million and $18.6 million related to Trelegy and Erleada, respectively.

Guarantor Financial Information

Our obligations under the Notes are fully and unconditionally guaranteed by RP Holdings, a non-wholly owned subsidiary. RP Manager was also previously a guarantor of the Notes and was released under the indenture in September 2026. Our remaining subsidiaries (the “Non-Guarantor Subsidiaries”) do not guarantee the Notes.

Under the terms of the indenture governing the Notes, Royalty Pharma plc and RP Holdings each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the Notes. As of September 30, 2026, the total outstanding and guaranteed Notes had a par value and carrying value was $8.8 billion and $8.6 billion, respectively.

The following financial information presents summarized combined balance sheet information as of September 30, 2026 and December 31, 2025 and summarized combined statement of operations information for the first nine months of 2026 for Royalty Pharma plc and RP Holdings. All intercompany balances and transactions between these entities are eliminated in the presentation of the combined financial statements. RP Holdings’ most significant asset is its investment in operating subsidiaries, which has been eliminated in the table below to exclude investments in Non-Guarantor Subsidiaries. Our operating subsidiaries hold the majority of our cash and cash equivalents, marketable securities and financial royalty assets. As a result, our ability to make required payments on the Notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on distributions from the operating subsidiaries. Amounts presented below do not represent our total consolidated amounts (in thousands):

Summarized Combined Balance Sheets
	As of September 30, 2026	As of December 31, 2025
Current assets	$12,556	$13,338
Current interest receivable on intercompany notes due from Non-Guarantor Subsidiaries	63,288	26,932
Current intercompany notes receivable due from Non-Guarantor Subsidiaries	222,593	—
Non-current assets	2,811	1,492
Non-current intercompany notes receivable due from Non-Guarantor Subsidiaries	2,713,131	3,011,820
Current liabilities	1,029,069	509,988
Current interest payable on intercompany notes due to Non-Guarantor Subsidiaries	4,395	26,932
Current intercompany notes payable due to Non-Guarantor Subsidiaries	222,593	—
Non-current liabilities	8,364,110	9,147,894
Non-current intercompany notes payable due to Non-Guarantor Subsidiaries	1,697,652	2,208,840

Summarized Combined Statement of Operations	For the Nine Months Ended September 30, 2026

Interest income on intercompany notes receivable due from Non-Guarantor Subsidiaries	$119,640
Other income	383
Interest expense on intercompany notes due to Non-Guarantor Subsidiaries	60,746
Other intercompany operating expenses with Non-Guarantor Subsidiaries	19,158
Operating expenses	613,006
Net loss	572,887

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

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2026, our total principal amount of our senior unsecured notes outstanding was $8.8 billion. In addition to this indebtedness, we have up to $1.8 billion of available revolving commitments under our unsecured revolving credit facility (“Revolving Credit Facility”). Except for RP Holdings, our subsidiaries that do not guarantee our indebtedness will have no obligation, contingent or otherwise, to pay amounts due under our indebtedness or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness or to fund our other liquidity needs.
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
We are subject to interest rate fluctuations through any borrowings under our Revolving Credit Facility and through investments in money market accounts and marketable securities, the majority of which bear variable interest rates. If interest rates were to increase, our borrowing costs may increase and our leverage strategy may become more costly, which could reduce Portfolio Cash Flow and net profits. If interest rates were to decrease, returns on our investments in money market accounts and marketable securities may decrease.
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
Our reliance on a limited number of products may adversely affect our business, financial condition and results of operations.
Although our current asset portfolio includes royalties relating to over 35 marketed products, the top five product franchises accounted for 59% of our Royalty Receipts in the first nine months of 2026. In addition, our asset portfolio may not be fully diversified by geographic region or other factors. Any significant deterioration in the cash flows from the top products in our asset portfolio could negatively impact our internal rates of return, return on invested capital and return on invested equity, which could, in turn, adversely affect our business, financial condition or results of operations.
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
The market price of our Class A ordinary shares has been and may be volatile and subject to wide fluctuations. During the year ended December 31, 2025, the per share trading price of our Class A ordinary shares ranged from a low of $25.75 to a high of $40.78. Market volatility, as well as general economic, market or political conditions, particularly those that relate to the biopharmaceutical industry, could reduce the market price of our Class A ordinary shares regardless of our operating performance. In addition to the other factors discussed, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:
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

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activities of our Class A ordinary shares during the third quarter of 2026 are as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2026 - July 31, 2026	491	$58.15	491	$1,658,805
August 1, 2026 - August 31, 2026	388	59.81	388	1,635,604
September 1, 2026 - September 30, 2026	592	59.79	592	1,600,204
Total	1,471	59.25	1,471
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

Item 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

Item 5.         OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

The following table describes the written plans for the sale of our Class A ordinary shares adopted or terminated by our executive officers and directors during the third quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”):

Name and Title	Action	Adoption/ Termination Date	Scheduled Expiration Date of Trading Plan(1)	Maximum Shares Subject to Trading Plan
Chris Hite Executive Vice President & Chairman, Partnering & Investments	Adoption	September 21, 2026	March 12, 2027	323,200
Marshall Urist, M.D., Ph.D. Executive Vice President, Research & Investments	Adoption	August 7, 2026	February 2, 2027	150,000
Terrance Coyne Executive Vice President & Chief Financial Officer	Adoption	August 6, 2026	February 24, 2027	250,000 and EPA Shares(2)
(1)A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.
(2)Maximum shares subject to trading plan consists of up to 250,000 Class A ordinary shares and 100% of the Class A ordinary shares that may be issued upon settlement of EPAs in November 2026 and February 2027.

Item 6.         EXHIBITS

The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description of Exhibit
10.1*	Amended and Restated Exchange Agreement, dated as of August 11, 2026
10.2*	Sixth Supplemental Indenture, dated as of September 9, 2026, among Royalty Pharma plc, Royalty Pharma Holdings Ltd, Royalty Pharma Manager, LLC and Wilmington Trust, National Association, as Trustee
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALTY PHARMA PLC
(Registrant)

/s/ Pablo Legorreta
Pablo Legorreta
Chief Executive Officer

Date: November 4, 2026

/s/ Terrance Coyne
Terrance Coyne
Chief Financial Officer

Date: November 4, 2026